Form 10-Q
period 2004-06-30
SENOMYX INC
filed 2004-08-11
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11099 North Torrey Pines Road La Jolla, California	92037
(Address of principal executive offices)	(Zip code)

(858) 646-8300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2004:  25,189,526.

SENOMYX, INC.

FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$44,439	$13,493
Investments available-for-sale	—	3,565
Other current assets	1,516	1,257
Total current assets	45,955	18,315

Property and equipment, net	1,986	2,125
Total assets	$47,941	$20,440

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,497	$1,679
Other current liabilities	145	61
Deferred revenue	1,223	1,415
Total current liabilities	3,865	3,155

Deferred rent	196	181

Commitments
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 7,500,000 shares and 37,079,311 shares authorized at June 30, 2004 (unaudited) and December 31, 2003, respectively; no shares and 25,825,826 shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003, respectively.	—	70,150
Common stock, $.001 par value; 120,000,000 and 51,495,732 shares authorized at June 30, 2004 (unaudited) and December 31, 2003, respectively; 24,738,253 and 2,020,736 shares issued and outstanding at June 30, 2004 (unaudited) and December 31, 2003, respectively.	25	2
Additional paid-in capital	122,787	20,173
Deferred compensation	(5,861)	(8,540)
Accumulated other comprehensive income	—	1
Accumulated deficit	(73,071)	(64,682)
Total stockholders’ equity	43,880	17,104
Total liabilities and stockholders’ equity	$47,941	$20,440

[NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.]

See accompanying notes to financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenue under collaborative agreements	$2,177	$2,203	$4,418	$4,407
Operating expenses:
Research and development	3,972	4,107	7,922	8,111
General and administrative	1,085	900	2,095	2,175
Stock-based compensation:
Research and development	(64)	285	529	533
General and administrative	650	870	2,337	900
Total operating expenses	5,643	6,162	12,883	11,719

Loss from operations	(3,466)	(3,959)	(8,465)	(7,312)

Interest income	36	73	76	163
Interest expense	—	(30)	—	(63)
Net loss	$(3,430)	$(3,916)	$(8,389)	$(7,212)

Net loss per share, basic and diluted (1)	$(0.79)	$(2.27)	$(2.69)	$(4.25)

Shares used in calculating net loss per share, basic and diluted (1)	4,321,031	1,723,702	3,122,543	1,698,007

(1) As a result of the conversion of our preferred stock into 16.2 million shares of our common stock upon completion of our initial public offering on June 25, 2004, there is a lack of comparability in the basic and diluted net loss per share amounts for the periods presented above.  Please reference Note 1 for an unaudited pro forma basic and diluted net loss per share calculation for the periods presented.

See accompanying notes to financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Operating activities
Net loss	$(8,389)	$(7,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	747	2,570
Amortization of loan discount	—	3
Stock-based compensation for non-employees	(218)	353
Amortization of deferred compensation	3,084	1,081
Change in operating assets and liabilities:
Other assets	(259)	(442)
Accounts payable, accrued expenses and other current liabilities	266	(633)
Deferred revenue	(192)	(92)
Deferred rent	15	123
Net cash used in operating activities	(4,946)	(4,249)

Investing activities
Purchases of property and equipment	(608)	(286)
Purchases of investments	—	(4,250)
Maturities of investments	3,564	4,759
Net cash provided by investing activities	2,956	223

Financing activities
Repayment of loans	—	(421)
Proceeds from issuance of common stock	32,936	50
Net cash provided by (used in) financing activities	32,936	(371)

Net increase (decrease) in cash and cash equivalents	30,946	(4,397)
Cash and cash equivalents at beginning of year	13,493	21,804
Cash and cash equivalents at end of year	$44,439	$17,407

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$64
Conversion of convertible preferred stock to common stock upon initial public offering	$70,150	$—

See accompanying notes to the financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be reported for the year ended December 31, 2004.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (as amended), with the Securities and Exchange Commission (the “SEC”) on June 22, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003. The Company does not have any financial instruments covered by the Statement.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its results of operations and financial condition.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

As required under SFAS No. 123, the pro forma effects of employee stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,430)	$(3,916)	$(8,389)	$(7,212)
Add: Stock-based employee compensation expense included in reported net loss	1,381	965	3,084	1,081
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,440)	(979)	(3,171)	(1,095)
Net loss pro forma	$(3,489)	$(3,930)	$(8,476)	$(7,226)
Net loss per share pro forma	$(0.81)	$(2.28)	$(2.71)	$(4.26)

Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings Per Share”, and Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the respective periods. The unaudited pro forma basic and diluted net loss per share represent the weighted average common shares outstanding reduced by the weighted average unvested common shares subject to repurchase, and gives the effect to the conversion of the convertible preferred stock into shares of common stock as if converted at the date of original issuance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net loss (in thousands)	$(3,430)	$(3,916)	$(8,389)	$(7,212)
Denominator:
Weighted average common shares	4,716,913	1,939,882	3,442,490	1,941,905
Weighted average unvested common shares subject to repurchase	(395,882)	(216,180)	(319,947)	(243,898)

Denominator for basic and diluted earnings per share	4,321,031	1,723,702	3,122,543	1,698,007

Basic and diluted net loss per share	$(0.79)	$(2.27)	$(2.69)	$(4.25)

Pro forma:
Numerator:
Net loss (in thousands)	$(3,430)	$(3,916)	$(8,389)	$(7,212)

Denominator:
Shares used above	4,321,031	1,723,702	3,122,543	1,698,007
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	16,205,306	16,205,306	16,205,306	16,205,306

Denominator for pro forma basic and diluted earnings per share	20,526,337	17,929,008	19,327,849	17,903,313

Pro forma basic and diluted net loss per share	$(0.17)	$(0.22)	$(0.43)	$(0.40)

Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss. The accumulated unrealized gains or losses are reported as accumulated other comprehensive loss as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Comprehensive loss	$(3,431)	$(3,916)	$(8,391)	$(7,216)

2.                                      Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On June 25, 2004, the Company completed an initial public offering of 6,000,000 shares of common stock for proceeds to the Company of $31.9 million, net of underwriting discounts and commissions and offering expenses.  This does not include net proceeds of $2.5 million from the exercise of the underwriters’ over-allotment option in July 2004.  See also note 3, “Subsequent Event”, for a discussion of the exercise of the underwriters’ over-allotment option.

Convertible Preferred Stock

In connection with the Company’s initial public offering, shares of Series A, B, C, D and E convertible preferred stock outstanding as of June 25, 2004 were automatically converted into 16,205,306 shares of common stock.

Stock Split

On June 7, 2004, the Company effected a 4-for-7 reverse stock split of its outstanding common stock.

On June 16, 2004, the Company effected a 1-for-1.4005989 reverse stock split of its outstanding common stock. The condensed financial statements give retroactive effect to the reverse stock split for all share information for all periods presented.

3.                                      Subsequent Event

Exercise of Over-allotment

On July 23, 2004, the Company closed the sale of an additional 450,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $2.5 million, net of underwriting discounts and commissions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2003 included with our prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or Securities Act, with the Securities and Exchange Commission, or SEC, on June 22, 2004.  Operating results are not necessarily indicative of results that may occur in future periods.

Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this quarterly report on Form 10-Q.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview and Recent Developments

We are a biotechnology company using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors and flavor enhancers for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products and generate cost of goods savings, while maintaining or enhancing taste.  We license our flavor ingredients to our collaborators on an exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with four of the world’s leading packaged food and beverage companies: Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Our existing collaboration agreements provide for research and development funding, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors and flavor enhancers.  Our current programs focus on the development of savory, sweet and salt flavors or flavor enhancers.  In addition, future collaboration agreements may provide for up-front license fees.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2004 our accumulated deficit was $73.1 million.  We expect to incur additional losses over at least the next three years as we continue to develop flavors and flavor enhancers.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop new flavors and flavor enhancers or the ability of our product discovery and development collaborators to incorporate them into their products;

•                  our ability to enter into new, or extend existing, product discovery and development collaborations and technology collaborations;

•                  the demand for our collaborators’ products containing our flavors and flavor enhancers; and

•                  variability of our stock-based compensation expense in conjunction with fluctuations of our stock price.

On June 7, 2004 we effected a 4-for-7 reverse stock split of our outstanding common stock.  On June 16, 2004 we effected a 1-for-1.4005989 reverse stock split of our outstanding common stock.  On June 25, 2004 we completed an initial public offering of 6,000,000 shares of common stock for proceeds to us of $31.9 million, net of underwriting discounts, commissions, and offering costs.  In connection with the closing of our initial public offering all outstanding shares of our convertible preferred Series A, B, C, D and E stock were automatically converted into common stock.

On July 23, 2004 pursuant to the exercise by the underwriters of an over-allotment option, we closed the sale of an additional 450,000 shares of our common stock which resulted in proceeds to us of $2.5 million, net of underwriting discounts and commissions.

Results of Operations

Three Months Ended June 30, 2003 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $2.2 million during each of the three month periods ended June 30, 2003 and 2004.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2003.  Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $4.1 million and $4.0 million for the three months ended June 30, 2003 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the three months ended June 30, 2003 and 2004 were $285,000 and ($64,000), respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2003	2004
Salaries and personnel	$1,270	$1,720
Facilities and depreciation	1,168	1,140
Research and development supplies	617	483
Patent and licensing	929	315
Outside services	15	256
Miscellaneous	108	58
Total research and development expenses	$4,107	$3,972

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $1.3 million and $1.7 million for the three months ended June 30, 2003 and 2004, respectively.  The increase of $450,000 was primarily due to an increase in payroll expenses, employee benefits expenses, and recruiting expenses of approximately $281,000, $26,000, and $72,000, respectively, for research and development staffing.  Our research and development staff increased from an average of 49 for the three months ended June 30, 2003 to an average of 56 for the three months ended June 30, 2004.  The increase in staff was primarily to support the optimization of product candidates from our research programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.2 million and $1.1 million for the three months ended June 30, 2003 and 2004, respectively. The decrease of $28,000 was primarily attributable to a reduction of approximately $156,000 in depreciation expenses, offset by an increase in costs of approximately $129,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations.

Research and Development Supplies.  Our expenses for supplies used in research and development were

$617,000 and $483,000 for the three months ended June 30, 2003 and 2004, respectively.  The decrease of $134,000 was primarily attributable to reduced screening activity as our research and development activities advanced into certain less expensive optimization activities.

Patent and Licensing.  Our patent and licensing expenses were $929,000 and $315,000 for the three months ended June 30, 2003 and 2004, respectively.  The decrease of $614,000 was primarily attributable to reduced licensing fees in 2004 compared to 2003.  Included in licensing fees was the amortization of certain licenses totaling $752,000 for the three months ended June 30, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the three months ended June 30, 2004.  This decrease was partially offset by an increase of approximately $74,000 incurred for outside patent legal fees.

Outside Services.  Our outside services expenses were $15,000 and $256,000 for the three months ended June 30, 2003 and 2004, respectively.  The increase of $241,000 was primarily attributable to costs incurred for outsourced development activities, including toxicology studies and product candidate synthesis scale-up in 2004.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $900,000 and $1.1 million for the three months ended June 30, 2003 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the three months ended June 30, 2003 and 2004 were $870,000 and $650,000, respectively.  The $185,000 increase in expenses from the three months ended June 30, 2003 to 2004 was primarily attributable to an increase in expenses for salaries and personnel of $207,000 and an increase in expenses for facilities of $88,000, offset by a decrease in legal expenses of approximately $106,000.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased from $1.2 million for the three months ended June 30, 2003 to $586,000 for the three months ended June 30, 2004.  The decrease in overall stock-based compensation expense is primarily due to a decrease in compensation expense in 2004 compared to 2003 for stock options granted to non-employees, as the fair value of these options at June 30, 2004 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.

Interest Income (Expense)

Interest income was $73,000 and $36,000 for the three months ended June 30, 2003 and 2004, respectively.  The decrease of $37,000 was primarily attributable to our lower average cash balances for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, which generated lower interest earnings on those balances.  Interest expense was $30,000 and $0 for the three months ended June 30, 2003 and 2004, respectively.  Interest expense decreased due to the payment in full of equipment financing debt in 2003.

Six Months Ended June 30, 2003 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $4.4 million during the six months ended June 30, 2003 and 2004.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the six months ended June 30, 2003.  Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the six months ended June 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $8.1 million and $7.9 million for the six months ended June 30, 2003 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the six months ended June 30, 2003 and 2004 were $533,000 and $529,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2003	2004
Salaries and personnel	$2,458	$3,297
Facilities and depreciation	2,170	2,201
Research and development supplies	1,277	1,010
Patent and licensing	1,991	706
Outside services	46	528
Miscellaneous	169	180
Total research and development expenses	$8,111	$7,922

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.5 million and $3.3 million for the six months ended June 30, 2003 and 2004, respectively.  The increase of $839,000 was primarily due to increases in payroll expenses, employee benefits expenses, and recruiting expenses of approximately $622,000, $59,000, and $87,000, respectively, for research and development staffing.  Our research and development staff increased from an average of 47 for the six months ended June 30, 2003 to an average of 56 for the six months ended June 30, 2004.  The increase in staff was primarily to support the optimization of product candidates from our research programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.2 million for the three months ended June 30, 2003 and 2004. The increase of $31,000 was primarily attributable to costs of approximately $320,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations, offset by a reduction of approximately $289,000 in depreciation expense.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.3 million and $1.0 million for the six months ended June 30, 2003 and 2004, respectively.  The decrease of $267,000 was primarily attributable to reduced screening activity as our research and development activities advanced into certain less expensive optimization activities.

Patent and Licensing.  Our patent and licensing expenses were $2.0 million and $706,000 for the six months ended June 30, 2003 and 2004, respectively.  The decrease of $1.3 million was primarily attributable to reduced licensing fees in 2004 compared to 2003.  Included in licensing fees was the amortization of certain licenses totaling $1.5 million for the six months ended June 30, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the six months ended June 30, 2004.  This decrease was partially offset by an increase of approximately $109,000 incurred for outside patent legal fees.

Outside Services.  Our outside services expenses were $46,000 and $528,000 for the six months ended June 30, 2003 and 2004, respectively.  The increase of $482,000 was primarily attributable to costs incurred for outsourced chemical synthesis and development activities, including toxicology studies and product candidate synthesis scale-up in 2004.

General and Administrative Expenses

Our general and administrative expenses (exclusive of stock-based compensation expenses charged to general and administrative) were $2.2 million and $2.1 million for the six months ended June 30, 2003 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the six months ended June 30, 2003 and 2004 were $900,000 and $2.3 million, respectively.  The $80,000 decrease in expenses for the six months ended June 30, 2003 to 2004 was primarily attributable to a decrease in external legal fees.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased from $1.4 million for the six months ended June 30, 2003 to $2.9 million for the six months ended June 30, 2004.  The increase was due to the increase in the difference between the exercise price and the fair value of employee stock options granted in 2003 as a result of our public offering, partially offset by a decrease in compensation expense in 2004 as compared to 2003 for stock options granted to non-employees, as the fair value of these options at June 30, 2004 was revalued in accordance with EITF Issue No. 96-18.

Interest Income (Expense)

Interest income was $163,000 and $76,000 for the six months ended June 30, 2003 and 2004, respectively.  The decrease of $87,000 was primarily attributable to our lower average cash balances for the periods which generated lower interest earnings on those balances.  Interest expense was $63,000 and $0 for the six months ended June 30, 2003 and 2004, respectively.  Interest expense decreased due to the payment in full of equipment financing debt in 2003.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of June 30, 2004 we had received in excess of $103.5 million in proceeds from the sales of common and preferred stock.  In addition, we had received $24.4 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $1.9 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $12.0 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavors and flavor enhancers.

At June 30, 2004, we had $44.4 million in cash, cash equivalents, and investments available-for-sale as compared to $17.1 million at December 31, 2003, an increase of $27.4 million.  This overall increase resulted primarily from the sale of common stock for net proceeds of $32.9 million.  This does not include net proceeds of $2.5 million from the exercise of the underwriters’ over-allotment option in July 2004.

Operating Activities

Operating activities used cash of $4.2 million for the six months ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2004.  Operating cash flow in 2004 compared to the prior year period reflects an increase in our net loss of $1.2 million.  Non-cash expenses for the six months ended June 30, 2003 decreased $394,000 from $4.0 million for the six months ended June 30, 2003 to $3.6 million for the six months ended June 30, 2004.  This decrease was primarily due to decreased depreciation and amortization expenses of approximately $1.8 million and decreased stock-based compensation for non-employees of approximately $571,000, partially offset by increased amortization of deferred compensation for employees of approximately $2.0 million.  Additionally, net decreases in operating liabilities over the six months ended June 30, 2003 used cash of $602,000, while net increases in operating liabilities over the six months ended June 30, 2004 generated cash of $89,000.  Net increases in other assets used cash of $442,000 and $259,000 during the six months ended June 30, 2003 and 2004, respectively.

Investing Activities

Investing activities provided cash of $223,000 for the six months ended June 30, 2003, and provided cash of $3.0 million for the six months ended June 30, 2004.  Cash provided in the six months ended June 30, 2003 reflects net proceeds from the maturities of available-for-sale securities of $4.8 million, offset by purchases of available-for-sale securities of $4.3 million and purchases of property and equipment of $286,000.    Cash provided in the six months ended June 30, 2004 reflects net proceeds from the maturities of available-for-sale securities of $3.6 million, offset by purchases of property and equipment of $608,000.

Financing Activities

Financing activities used cash of $371,000 and provided cash of $32.9 million for the six month periods ended June 30, 2003 and 2004, respectively.  Cash used by financing activities in the six months ended June 30, 2003 reflects the repayment of equipment financing arrangements of $421,000, offset by net proceeds of $50,000 from the issuance of preferred stock.  Cash provided by financing activities in the six months ended June 30, 2004 reflects net proceeds from the sale of common stock of $32.9 million.

As of June 30, 2004 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$10,334	$4,052	$6,282	$—	$—
License payments	369	113	111	74	72
Total	$10,703	$4,165	$6,393	$74	$72

As of June 30, 2004, we had no long-term debt obligations.

Our future capital uses and requirements depend on numerous forward-looking factors.  These factors may include but are not limited to the following:

•                  the rate of progress and cost of research and development activities;

•                  the number and scope of our research activities;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  our ability to establish and maintain product discovery and development collaborations;

•                  the effect of competing technological and market developments;

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish; and

•                  the extent to which we acquire or in-license new products, technologies or businesses.

We believe our available cash, cash equivalents, investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to payments which total up to $18.2 million.  In the next six months (through December 31, 2004), we anticipate receiving $3.5 million in research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  In the next six months (through December 31, 2004), we anticipate recognizing revenues of at least $3.6 million from existing collaborations.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.  In the next six months (through December 31, 2004), we anticipate recording operating expenses of $15.8 million to $16.9 million, of which $3.1 million to $3.5 million is expected to be non-cash stock-based compensation expense.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.  Our non-cash stock-based compensation expense will vary upon the volatility of our stock price, the risk-free interest rate, the expected life of our stock options, the closing price of our stock, the strike price at which stock options are granted and the number of options granted.

As of June 30, 2003 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes during the quarter ended June 30, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus filed pursuant to Rule 424(b) of the Securities Act, with the SEC on June 22, 2004.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with the characteristics of both liability and equity, and requires that such financial instruments be reported as liabilities.  The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments after June 15, 2003.  We do not have any financial instruments covered by the Statement.

In March 2004, the EITF reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF Issue No. 03-1 will be effective after June 15, 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for our fiscal year ending 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material effect on our results of operations and financial condition.

RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavors or flavor enhancers we may discover.

A key element of our strategy is to commercialize our flavors and flavor enhancers through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavors or flavor enhancers.

Our agreement with Campbell Soup provides for research and development funding until March 2006 and gives Campbell Soup the right to terminate the agreement earlier without cause on or after March 28, 2005, provided that it pay a specified termination fee if it terminates the agreement after March 28, 2005 but prior to March 28, 2006. Our agreements with Coca-Cola, Kraft Foods and Nestlé provide for research and development funding until April 2008, May 2005 and April 2005, respectively, and give each party the right to conclude the respective collaborative program earlier for any reason upon payment to us of a termination fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. If any or all of our agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

We do not currently have a commercialized product and cannot assure you we will have a commercialized product in the foreseeable future, or at all. We will be dependent on our current and any other possible future collaborators to commercialize any flavors or flavor enhancers that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavors or flavor enhancers, or may pursue a competitor’s product if our flavors or flavor enhancers do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavors and flavor enhancers and we will not be able to achieve our objectives or build a sustainable or profitable business.

Our present and any future product discovery and development collaboration opportunities could be harmed if:

•                  our existing or any future collaborators terminate their collaboration agreements with us prior to the expiration of the agreements;

•                  we do not achieve our research and development objectives under our collaboration agreements prior to the termination of the collaboration periods;

•                  we disagree with our collaborators as to the parties’ respective licensing rights to our flavors and flavor enhancers, methods or other intellectual property we develop;

•                  we are unable to manage multiple simultaneous collaborations;

•                  potential collaborators fail to spend their resources on research and development due to general market conditions or for any other reason; or

•                  consolidation in our target markets limits the number of potential collaborators.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavors and flavor enhancers for use within one or more defined packaged food and beverage product fields on an exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive, we will not be able to enter into a collaboration agreement with any other food and beverage company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavors or flavor enhancers useful for formulation into products.

We may not succeed in developing flavors or flavor enhancers with the appropriate attributes required for use in successful commercial products. Successful flavors and flavor enhancers require, among other things, appropriate biological activity, including the correct flavor or flavor enhancer property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavors and flavor enhancers must also be cost-efficient for our collaborators. We may not be able to develop flavors or flavor enhancers that meet these criteria.

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any flavors or flavor enhancers can be incorporated into products that are sold, we would be unable to commercialize our flavors and flavor enhancers and our business would be adversely affected.

We do not have a Generally Recognized As Safe, or GRAS, determination or regulatory approval for any product candidates at this time. In the United States, the development, sale and incorporation of our flavors or flavor enhancers into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

Depending on the amount or intended use of a particular flavor or flavor enhancer added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors or flavor enhancers that we may discover. A key element of our strategy is to develop flavors and flavor enhancers that will be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process, which we expect will take 12 to 18 months and is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 18 months and cost more than $1 million if additional safety studies are requested by the FEMA expert panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor or flavor enhancer’s intended use, the amount of the flavor or flavor enhancer intended to be added to packaged foods and beverages, the number of product categories in which the flavor or flavor enhancer will be incorporated, whether the flavor or flavor enhancer imparts sweetness, the safety profile of the flavor or flavor enhancer and the FEMA expert panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor or flavor enhancer, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor or flavor enhancer does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our flavors or flavor enhancers outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and flavors and flavor enhancers not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

Even if we or our collaborators receive a GRAS determination or regulatory approval and incorporate our flavors or flavor enhancers into products, those products may never be commercially successful.

Even if we discover and develop flavors and flavor enhancers that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those flavors or flavor enhancers. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavors or flavor enhancers that we may discover, including:

•                  health concerns, whether actual or perceived, or unfavorable publicity regarding our flavors and flavor enhancers or those of our competitors;

•                  the timing of market entry as compared to competitive products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavors and flavor enhancers.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $17.5 million for the year ended December 31, 2003, and approximately $8.4 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of approximately $73.1 million. We expect to incur additional losses for at least the next three years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our four existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors or flavor enhancers, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline, causing investor losses.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop flavors and flavor enhancers or the ability of our product discovery and development collaborators to incorporate them into packaged food and beverage products;

•                  our receipt of milestone payments in any particular period;

•                  the ability and willingness of collaborators to commercialize products incorporating our flavors and flavor enhancers on expected timelines, or at all;

•                  our ability to enter into new product discovery and development collaborations and technology collaborations or to extend the terms of our existing collaboration agreements and our payment obligations, expected revenue and other terms of any other agreements of this type;

•                  our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;

•                  the demand for our collaborators’ products containing our flavors and flavor enhancers; and

•                  general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

We may need to obtain additional capital to fund our operations.

If we are unable to successfully commercialize our flavors and flavor enhancers, we may need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund new research, discovery or development programs;

•                  advance additional product candidates into and through the regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavors and flavor enhancers, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Chief Scientific Officer and Sr. Vice President, Research, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Vice President, General Counsel and Corporate Secretary and  John Poyhonen, our Vice President and Chief Financial and Business Officer.  The terms of these agreements  are described under the heading “Management-Employment Agreements” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

In addition, our discovery and development programs depend on our ability to attract and retain highly skilled scientists, including molecular biologists, biochemists, chemists and engineers. We may not be able to attract or retain qualified employees in the future due to the intense competition for qualified personnel among technology-based businesses, particularly in the San Diego area. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific and management personnel. If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our current or any future product discovery and development collaborators in a timely fashion or to support our independent discovery and development programs.

We may encounter difficulties managing our growth, which could adversely affect our business.

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 72 on June 30, 2004 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavors and flavor enhancers on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavors and flavor enhancers on a commercial scale. Therefore, the commercialization of our flavors and flavor enhancers will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavors and flavor enhancers on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food and beverage regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavors and flavor enhancers. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

Further, because our flavors and flavor enhancers are regulated as food products under the Federal Food, Drug and Cosmetic Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the Federal Food, Drug and Cosmetic Act or the FDA’s implementing regulations may adversely affect the manufacture and/or distribution of our products in commerce.

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might be funded by issuances of additional debt or equity, which could impact your rights as a holder of our common stock and may dilute your ownership percentage. Any of the foregoing could have a significant adverse effect on our business, financial condition and results of operations.

Risks Related To Our Industry

Our ability to compete in the flavor and flavor enhancer market may decline if we do not adequately protect our proprietary technologies.

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and flavors and flavor enhancers. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

•                  we were the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;

•                  others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•                  others did not publicly disclose our claimed technology before we conceived the subject matter included in any of our patent applications;

•                  any of our patent applications will result in issued patents;

•                  any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention;

•                  any patents that may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

•                  we will develop additional proprietary technologies that are patentable;

•                  the patents of others will not have an adverse effect on our ability to do business; or

•                  new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensor’s future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

Technologies licensed to us by others, or in-licensed technologies, are important to our business. In particular, we depend on high-throughput screening technologies that we licensed from Aurora Biosciences, technology related to certain taste receptor sequences that we license from the University of California and others and technology related to compound libraries that we license from third parties. In addition, we may in the future acquire rights to additional technologies by licensing such rights from existing licensors or from third parties. Such in-licenses may be costly. Also, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technologies. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a significant adverse effect on our business, financial condition and results of operations.

Many of the patent applications we and our licensors have filed have not yet been substantively examined and may not result in patents being issued.

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavors and flavor enhancers. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Linguagen Corp., Mount Sinai School of Medicine, The Scripps Research Institute, the University of California, Monell Chemical Senses Corp., the Warner-Lambert Company and Virginia Commonwealth University. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavors and flavor enhancers or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect. In addition, it is possible that some of the flavors or flavor enhancers that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

We are not currently a party to any litigation, interference, opposition, protest, reexamination, reissue or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions.  However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. If we become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

Should any person have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding declared by the relevant patent regulatory agency to determine priority of invention and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action. Litigation, interference proceedings or other proceedings could divert management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruption in our business. Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions, could undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages, including possible treble damages, prevent us from using technologies or developing products, or require us to negotiate licenses to disputed rights from third parties. Although patent and intellectual property disputes in the technology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include license fees and ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Failure to obtain a license in such a case could have a significant adverse effect on our business, financial condition and results of operations.

If we are unable to protect our trade secrets and other proprietary information, we could lose any competitive advantage we may have, which could adversely affect our business.

We rely in part on trade secret protection for our confidential and proprietary information, know how and processes. Our policy is to execute proprietary information and invention agreements with our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of their employment shall be our exclusive property. There can be no assurance that we will be able to effectively enforce these agreements or that proprietary information is our exclusive property. There can be no assurance that the subject proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Many potential competitors, including those who have greater resources and experience than we do, may develop products or technologies that make ours obsolete or noncompetitive.

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavors or flavor enhancers and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavors and flavor enhancers. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We are not aware of any products currently available or under development that would compete with the flavors and flavor enhancers that we are developing under our sweet and salt programs. Savory flavor enhancers, however, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food and beverage industry. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food and beverage products instead of our savory flavors and flavor enhancers.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavors and flavor enhancers. We are aware of one other company, Linguagen Corp., a privately-held company that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically adenosine 5’ monophosphate and has announced research and development collaborations with The Solae Company and Perrigo Company in the field of flavor discovery and modification. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavors and flavor enhancers.

Universities and public and private research institutions are also potential competitors. While these organizations primarily have educational objectives, they may develop proprietary technologies related to the sense of taste or secure patent protection that we may need for the development of our technologies and products. We may attempt to license these proprietary technologies, but these licenses may not be available to us on acceptable terms, if at all.

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavors or flavor enhancers that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by our collaborators of commercial products incorporating our flavors and flavor enhancers, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our flavors or flavor enhancers, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the FEMA GRAS determination we must obtain prior to incorporating our flavors and flavor enhancers into a commercial product will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavors and flavor enhancers. Any indemnification we receive from such collaborators for product liability that does not arise from our flavors and flavor enhancers may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavors and flavor enhancers or products incorporating our flavors and flavor enhancers, our liability could exceed our total assets.

We use hazardous materials. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our discovery and development process requires our employees to routinely handle hazardous chemical, radioactive and biological materials. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. As a result of the increase in size of our operations, we were recently re-classified from a small quantity to a large quantity generator of hazardous waste. This reclassification may result in increased scrutiny of our operations by the Environmental Protection Agency. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our discovery and development efforts.

In addition, we cannot entirely eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Our property and casualty policy has very limited coverage for damages or cleanup costs related to radioactive contamination and pollutants and our general liability insurance policy excludes coverage for damages and fines arising from biological or hazardous waste disposal or contamination. We do not carry specific biological or hazardous waste insurance. We may be forced to curtail operations or be sued for any injury or contamination that results from our use or the use by others of these materials, and our liability may exceed our total assets.

Risks Related To Our Common Stock

Future sales of our common stock may depress our stock price.

Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future.  Significant portions of these shares are held by a small number of stockholders.  Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of 16,205,306 shares of common stock and warrants to purchase 10,199 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or may acquire upon exercise of the warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  In addition, the market price of our common stock could decline if we sell additional equity securities in connection with financings or collaboration agreements.

Anti-takeover provisions in our charter documents and under Delaware law and contractual assignment restrictions may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

Provisions of our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. These provisions:

•                  authorize the issuance of “blank check” preferred stock by our board of directors, without stockholder approval, which could increase the number of outstanding shares and prevent or delay a takeover attempt;

•                  limit who may call a special meeting of stockholders;

•                  prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•                  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, the requirements of Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a third party from acquiring us. These requirements are described under the heading “Description of Capital Stock-Delaware Anti-Takeover Law and Certain Charter Provisions” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and by the Nasdaq Stock Market, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily the interests of other stockholders.

As of June 30, 2004, our officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 64% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of our investors. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

We have never paid cash dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer, does not expect that its disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 2.                                                   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)           During the three month period ended June 30, 2004, we issued and sold 60,452 shares of our common stock that were not registered under the Securities Act to our employees upon the exercise of options for aggregate cash consideration of $53,802.  During the same period, we granted options to purchase 1,187,039 shares of common stock at a weighted average exercise price of $6.26 per share. No underwriters were involved in the foregoing stock or option issuances.  The issuance of these securities prior to the initial public offering was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.  Following the closing of our initial public offering, these securities were issued pursuant to a registration statement on Form S-8 that we filed with the SEC.

(d)           Our initial public offering, referred to as the Offering, of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-113998) that was declared effective by the SEC on June 21, 2004.  The Registration Statement covered the offer and sale of up to 6,900,000 shares of our common stock for an aggregate offering price of $41.4 million.  The Offering commenced on June 22, 2004.  On June 25, 2004, 6,000,000 shares of common stock were sold for an aggregate offering price of $36.0 million.  On July 23, 2004, 450,000 shares of our common stock were sold for an aggregate offering price of $2.7 million upon the exercise of the underwriters’ over-allotment option.  The Offering terminated following the sale of all of the securities registered on the registration statement and the expiration of the underwriters’ over-allotment option.  The Offering resulted in aggregate proceeds to us of approximately $34.4 million, net of underwriting discounts and commissions of approximately $2.7 million and offering expenses of approximately $1.6 million, through a syndicate of underwriters managed by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Needham & Company, Inc. and First Albany Capital Inc.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

As of June 30, 2004, we estimate that we had used approximately $615,000 for working capital expenditures.

The foregoing payments were direct payments made to third parties who were not our directors or officers (or their associates), persons owning ten percent or more of any class of our equity securities or any other affiliate, except that the proceeds used for working capital included regular compensation for officers and directors.  The use of proceeds does not represent a material change from the use of proceeds described in the prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2004, our stockholders acted by written consent to take the following actions in connection with the initial public offering of our common stock:  (1) the approval and adoption of an Amended and Restated Certificate of Incorporation to be filed prior to the effectiveness of our initial public offering to implement a 4-for-7 reverse stock split of our outstanding common stock; (2) the approval and adoption of our Amended and Restated Certificate of Incorporation to become effective upon the closing of our initial public offering; (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our initial public offering; (4) the approval and adoption of our Amended and Restated 2004 Equity Incentive Plan to become effective upon the effectiveness of our initial public offering; (5) the approval and adoption of our 2004 Employee Stock Purchase Plan to become effective upon the effectiveness of our initial public offering; and (6) the approval of the form of indemnity agreement between us and each of our directors and executive officers.  On June 16, 2004, our stockholders acted by written consent in connection with the initial public offering of our common stock to approve and adopt an Amended and Restated Certificate of Incorporation to be filed prior to the effectiveness of our initial public offering to implement a 1-for-1.4005989 reverse stock split of our outstanding common stock.  All such actions were effected pursuant to actions by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law.

Stockholders holding an aggregate of 31,569,698 shares approved the June 7, 2004 action by written consent and stockholders holding approximately 1,261,993 shares did not consent with respect to such matters.  Stockholders holding an aggregate of 11,228,884 shares approved the June 16, 2004 action by written consent and stockholders holding approximately 7,531,958 shares did not consent with respect to such matters.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).
3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-113998).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
10.1	Form of Indemnity Agreement for directors and officers (filed as Exhibit 10.1 to Registration Statement File No. 333-113998).
10.2	Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.2 to Registration Statement File No. 333-113998).
10.3	Forms of Stock Option Agreements under the Amended and Restated 2004 Equity Incentive Plan (filed as Exhibit 10.3 to Registration Statement File No. 333-113998).
10.4	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder (filed as Exhibit 10.4 to Registration Statement File No. 333-113998).
10.5

Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004, between the Registrant and The Coca-Cola Company (filed as Exhibit 10.16 to Registration Statement File No. 333-113998).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

	By:	/s/ Kent Snyder
Date: August 10, 2004		Kent Snyder
President and Chief Executive Officer
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/s/ John Poyhonen
John Poyhonen
Vice President and Chief Financial and Business Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)