Form 10-Q
period 2004-09-30
SENOMYX INC
filed 2004-11-12
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0843840 (I.R.S. Employer Identification No.)
11099 North Torrey Pines Road La Jolla, California (Address of principal executive offices)	92037 (Zip code)
(858) 646-8300 (Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                Total shares of common stock outstanding as of the close of business on October 31, 2004:  25,201,057.

SENOMYX, INC.

FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for per shares amounts)

(Unaudited)

	September 30, 2004	December 31, 2003
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$20,745	$13,493
Investments available-for-sale	22,014	3,565
Other current assets	1,571	1,257
Total current assets	44,330	18,315

Property and equipment, net	1,796	2,125
Total assets	$46,126	$20,440

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,747	$1,679
Other current liabilities	161	61
Deferred revenue	1,260	1,415
Total current liabilities	3,168	3,155

Deferred rent	203	181

Commitments
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 7,500,000 shares and 37,079,311 shares authorized at September 30, 2004 (unaudited) and December 31, 2003, respectively; no shares and 25,825,826 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively.	—	70,150
Common stock, $.001 par value; 120,000,000 and 51,495,732 shares authorized at September 30, 2004 (unaudited) and December 31, 2003, respectively; 25,198,600 and 2,020,736 shares issued and outstanding at September 30, 2004 (unaudited) and December 31, 2003, respectively.	25	2
Additional paid-in capital	125,757	20,173
Deferred compensation	(4,652)	(8,540)
Accumulated other comprehensive income	—	1
Accumulated deficit	(78,375)	(64,682)
Total stockholders’ equity	42,755	17,104
Total liabilities and stockholders’ equity	$46,126	$20,440

[NOTE: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.]

See accompanying notes to financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenue under collaborative agreements	$1,802	$2,365	$6,220	$6,772
Operating expenses:
Research and development	4,167	4,235	12,089	12,346
General and administrative	1,331	778	3,426	2,953
Stock-based compensation:
Research and development	505	299	1,034	832
General and administrative	1,254	2,051	3,591	2,951
Total operating expenses	7,257	7,363	20,140	19,082

Loss from operations	(5,455)	(4,998)	(13,920)	(12,310)

Interest income	151	55	227	218
Interest expense	—	(7)	—	(70)
Net loss	$(5,304)	$(4,950)	$(13,693)	$(12,162)

Net loss per share, basic and diluted (1)	$(0.21)	$(2.80)	$(1.32)	$(7.06)

Shares used in calculating net loss per share, basic and diluted (1)	24,727,925	1,769,194	10,376,905	1,721,736

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

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2004	2003
Operating activities
Net loss	$(13,693)	$(12,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,108	3,821
Amortization of loan discount	—	8
Stock-based compensation for non-employees	618	827
Amortization of deferred compensation	4,007	2,955
Change in operating assets and liabilities:
Other assets	(314)	(330)
Accounts payable, accrued expenses and other current liabilities	168	(866)
Deferred revenue	(156)	(225)
Deferred rent	22	152
Net cash used in operating activities	(8,240)	(5,820)

Investing activities
Purchases of property and equipment	(779)	(395)
Purchases of available-for-sale securities	(23,508)	(7,922)
Maturities of available-for-sale securities	5,058	9,446
Net cash provided by investing activities	(19,229)	1,129

Financing activities
Repayment of loans	—	(1,768)
Proceeds from issuance of common stock	34,721	38
Net cash provided by (used in) financing activities	34,721	(1,730)

Net increase (decrease) in cash and cash equivalents	7,252	(6,421)
Cash and cash equivalents at beginning of period	13,493	21,804
Cash and cash equivalents at end of period	$20,745	$15,383

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$—	$74
Conversion of convertible preferred stock to common stock upon initial public offering	$70,150	$—

See accompanying notes to the financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

                The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be reported for the year ended December 31, 2004.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2003 included in the Company’s Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 (as amended), with the Securities and Exchange Commission (the “SEC”) on June 22, 2004.

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

Revenue Recognition

                The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of the Company’s agreements contain multiple elements, including research funding, milestones, and royalties.

                Revenue from milestones is recognized when earned, as evidence by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Non-refundable upfront fees, if any, not associated with future Company performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, the Company has not earned any royalties.

Recent Accounting Pronouncements

                In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF Issue No. 03-1 until certain issues are resolved.  The Company expects that the issues will be resolved in the fourth quarter and will adopt the guidance at the time it is issued. The Company does not expect the adoption of EITF Issue No. 03-1 to have a material effect on its results of operations and financial condition.

Stock-Based Compensation

                As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

                Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

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

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(5,304)	$(4,950)	$(13,693)	$(12,162)
Add: Stock-based employee compensation expense included in reported net loss	923	1,874	4,007	2,955
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(2,163)	(1,907)	(5,334)	(3,002)
Net loss pro forma	$(6,544)	$(4,983)	$(15,020)	$(12,209)
Net loss per share pro forma	$(0.26)	$(2.82)	$(1.45)	$(7.09)

                On March 31, 2004, the FASB issued an Exposure Draft, Share-Based Payment - An Amendment of FASB Statements No. 123 and 95 (“proposed FAS 123R”), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The Company is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Net Loss Per Share

                The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share, and Staff Accounting Bulletin (“SAB”) No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Historical:
Numerator:
Net loss (in thousands)	$(5,304)	$(4,950)	$(13,693)	$(12,162)
Denominator:
Weighted average common shares	25,079,724	2,000,375	10,707,547	1,961,395
Weighted average unvested common shares subject to repurchase	(351,799)	(231,181)	(330,642)	(239,659)

Denominator for basic and diluted earnings per share	24,727,925	1,769,194	10,376,905	1,721,736

Basic and diluted net loss per share	$(0.21)	$(2.80)	$(1.32)	$(7.06)

Pro forma:
Numerator:
Net loss (in thousands)	$(5,304)	$(4,950)	$(13,693)	$(12,162)

Denominator:
Shares used above	24,727,925	1,769,194	10,376,905	1,721,736
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	—	16,205,306	10,803,537	16,205,306

Denominator for pro forma basic and diluted earnings per share	24,727,925	17,974,500	21,180,442	17,927,042

Pro forma basic and diluted net loss per share	$(0.21)	$(0.28)	$(0.65)	$(0.68)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Comprehensive loss	$(5,304)	$(4,951)	$(13,695)	$(12,167)

2.                                      Convertible Preferred Stock and Stockholders’ Equity

Initial Public Offering

On June 25, 2004, the Company completed an initial public offering of 6,000,000 shares of common stock for proceeds to the Company of $31.9 million, net of underwriting discounts and commissions and offering expenses.  On July 23, 2004, the Company closed the sale of an additional 450,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds of $2.4 million, net of underwriting discounts and commissions and offering expenses.

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

3.                                      Subsequent Event

In October 2004, the Company entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients.

Under the terms of the agreement, Nestlé has agreed to pay to the Company certain research and development funding totaling $11.7 million over five years, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon achievement of specific product discovery and development goals and, in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.

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

Overview and Recent Developments

We are a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor enhancers and taste modulators for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products and generate cost of goods savings, while maintaining or enhancing taste.  We license our flavor ingredients to our collaborators on an exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with four of the world’s leading packaged food and beverage companies: Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Our existing collaboration agreements provide for research and development funding, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavor enhancers and taste modulators.  Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.  In addition, future collaboration agreements may provide for up-front license fees.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2004 our accumulated deficit was $78.4 million.  We expect to incur additional losses over at least the next three years as we continue to develop flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop new flavor enhancers and taste modulators or the ability of our product discovery and development collaborators to incorporate them into their products;

•                  our ability to enter into new, or extend existing, product discovery and development collaborations and technology collaborations;

•                  the demand for our collaborators’ products containing our flavor enhancers and taste modulators; and

•                  variability of our stock-based compensation expense in conjunction with fluctuations of our stock price.

On June 7, 2004 we effected a 4-for-7 reverse stock split of our outstanding common stock.  On June 16, 2004 we effected a 1-for-1.4005989 reverse stock split of our outstanding common stock.  On June 25, 2004 we completed an initial public offering of 6,000,000 shares of common stock for proceeds to us of $31.9 million, net of underwriting discounts, commissions, and offering costs.  In connection with the closing of our initial public offering all outstanding shares of our convertible preferred Series A, B, C, D and E stock were automatically converted into common stock.  On July 23, 2004 pursuant to the exercise by the underwriters of an over-allotment option, we closed the sale of an additional 450,000 shares of our common stock which resulted in proceeds to us of $2.4 million, net of underwriting discounts, commissions and offering costs.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding totaling $11.7 million over five years, subject to earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals and, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenue Under Collaboration Agreements

We recorded revenue of $1.8 million and $2.4 million during the three month periods ended September 30, 2004 and 2003, respectively.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended September 30, 2004 and 2003.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $4.2 million for each of the three months ended September 30, 2004 and 2003.  Stock-based compensation expenses charged to research and development for the three months ended September 30, 2004 and 2003 were $505,000 and $299,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2004	2003
Salaries and personnel	$1,747	$1,297
Facilities and depreciation	1,134	1,183
Patent and licensing	422	909
Research and development supplies	416	577
Outside services	390	209
Miscellaneous	58	60
Total research and development expenses	$4,167	$4,235

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $1.7 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively.  The increase of $450,000 was primarily due to increases in payroll expenses, recruiting expenses and employee benefits expenses of approximately $374,000, $41,000 and $33,000, respectively.  Our research and development staff increased from an average of 50 for the three months ended

September 30, 2003 to an average of 55 for the three months ended September 30, 2004.  The increase in staff was primarily to support continuing optimization of product candidates from our research programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.1 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively. The decrease of $49,000 was primarily attributable to a reduction of depreciation expense of approximately $125,000, offset by an increase in costs of approximately $76,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations.

Patent and Licensing.  Our patent and licensing expenses were $422,000 and $909,000 for the three months ended September 30, 2004 and 2003, respectively.  The decrease of $487,000 was primarily attributable to reduced licensing fees in 2004 compared to 2003.  Included in licensing fees was the amortization of certain licenses totaling $752,000 for the three months ended September 30, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the three months ended September 30, 2004.  This decrease was partially offset by an increase of approximately $286,000 incurred for outside patent legal fees.

Research and Development Supplies.  Our expenses for supplies used in research and development were $416,000 and $577,000 for the three months ended September 30, 2004 and 2003, respectively.  The decrease of $161,000 was primarily attributable to reduced screening activities as our research and development activities have advanced into certain less expensive optimization activities.

Outside Services.  Our outside services expenses were $390,000 and $209,000 for the three months ended September 30, 2004 and 2003, respectively.  The increase of $181,000 was primarily attributable to costs incurred for outsourced development activities, including toxicology studies and product candidate synthesis scale-up.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $1.3 million and $778,000 for the three months ended September 30, 2004 and 2003, respectively.  Stock-based compensation expenses charged to general and administrative for the three months ended September 30, 2004 and 2003 were $1.3 million and $2.1 million, respectively.  The $553,000 increase in expenses (other than stock-based compensation expense) from the three months ended September 30, 2003 to 2004 was primarily attributable to an increase in expenses for salaries and personnel of approximately $304,000, an increase in facilities expense of approximately $92,000, increases in outside directors’ fees of approximately $72,000, and an increase in our audit fees of approximately $54,000.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $1.8 million for the three months ended September 30, 2004 from $2.4 million for the three months ended September 30, 2003.  The decrease in overall stock-based compensation expense is primarily due to a decrease in compensation expense in 2004 compared to 2003 for stock options granted to employees, partially offset by an increase in compensation expense in 2004 compared to 2003 for stock options granted to non-employees, as the fair value of these options at September 30, 2004 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.

Interest Income (Expense)

Interest income was $151,000 and $55,000 for the three months ended September 30, 2004 and 2003, respectively.  The increase of $96,000 was primarily attributable to our higher average cash balances for the three months ended September 30, 2004, which generated higher interest earnings on those balances.  Interest expense was $0 and $7,000 for the three months ended September 30, 2004 and 2003, respectively.  Interest expense decreased due to the payment in full of equipment financing debt in 2003.

Nine Months Ended September 30, 2004 and 2003

Revenue Under Collaboration Agreements

We recorded revenue of $6.2 million and $6.8 million during the nine months ended September 30, 2004 and 2003, respectively.  Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the nine months ended September 30, 2004.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the nine months ended September 30, 2003.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $12.1 million and $12.3 million for the nine months ended September 30, 2004 and 2003, respectively.  Stock-based compensation expenses charged to research and development for the nine months ended September 30, 2004 and 2003 were $1.0 million and $832,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Salaries and personnel	$5,044	$3,755
Facilities and depreciation	3,335	3,353
Research and development supplies	1,426	1,853
Patent and licensing	1,128	2,900
Outside services	918	256
Miscellaneous	238	229
Total research and development expenses	$12,089	$12,346

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $5.0 million and $3.8 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $1.3 million was primarily due to increases in payroll expenses of approximately $1.0 million, increases in recruiting expenses of approximately $128,000, increases in consulting expenses of approximately $121,000, and increases in employee benefits expenses of approximately $96,000, offset partially by decreases in fees paid to our Scientific Advisory Board members of approximately $89,000.  Our research and development staff increased to an average of 56 for the nine months ended September 30, 2004 from an average of 48 for the nine months ended September 30, 2003.  The increase in staff was primarily to support the optimization of product candidates from our research programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $3.3 million for the three months ended September 30, 2004 and $3.4 million for 2003. The decrease of $18,000 was primarily attributable to reduced depreciation expenses of approximately $414,000, offset by costs of approximately $396,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.4 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease of $427,000 was primarily attributable to reduced screening activity as our research and development activities continued to advance into certain less expensive optimization activities.

Patent and Licensing.  Our patent and licensing expenses were $1.1 million and $2.9 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease of $1.8 million was primarily attributable to reduced licensing fees in 2004 compared to 2003.  Included in licensing fees was the amortization of certain licenses totaling $2.3 million for the nine months ended September 30, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the nine months ended September 30, 2004.  This decrease was partially offset by an increase of approximately $395,000 incurred for outside patent legal fees.

Outside Services.  Our outside services expenses were $918,000 and $256,000 for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $662,000 was primarily attributable to costs incurred for outsourced chemical synthesis and development activities, including toxicology studies and product candidate synthesis scale-up.

General and Administrative Expenses

Our general and administrative expenses (exclusive of stock-based compensation expenses charged to general and administrative) were $3.4 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively.  Stock-based compensation expenses charged to general and administrative for the nine months ended September 30, 2004 and 2003 were $3.6 million and $3.0 million, respectively.  The $473,000 increase in expenses (other than stock-based compensation expense) for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily attributable to an increase in expenses for salaries and personnel of approximately $264,000, an increase in facilities expense of approximately $197,000, increases in spending on public relations of approximately $88,000, and increases in outside directors’ fees of approximately $72,000, offset by decreases in spending for external legal costs of approximately $138,000.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased to $4.6 million for the nine months ended September 30, 2004 from $3.8 million for the nine months ended September 30, 2003.  The increase was due to the increase in the difference between the exercise price and the fair value of employee stock options granted in 2003 as a result of our public offering.

Interest Income (Expense)

Interest income was $227,000 and $218,000 for the nine months ended September 30, 2004 and 2003, respectively.  The increase of $9,000 was primarily attributable to higher average cash balances in the third quarter of 2004 compared to 2003 generating higher interest earnings for the period, offset by lower average cash balances in the first half of 2004 compared to 2003, generating lower interest earnings for that period.  Interest expense was $0 and $70,000 for the nine months ended September 30, 2004 and 2003, respectively.  Interest expense decreased due to the payment in full of equipment financing debt in 2003.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of September 30, 2004 we had received in excess of $105.9 million in proceeds from the sales of common and preferred stock.  In addition, we had received $26.0 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $2.1 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $22.0 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor enhancers and taste modulators.

At September 30, 2004, we had $42.8 million in cash, cash equivalents and investments available-for-sale as compared to $17.1 million at December 31, 2003, an increase of $25.7 million.  This overall increase resulted primarily from the sale of common stock for net proceeds of $34.7 million.

Operating Activities

Operating activities used cash of $8.2 million for the nine months ended September 30, 2004 compared to $5.8 million for the nine months ended September 30, 2003.  Operating cash flow in 2004 compared to the prior year period reflects an increase in our net loss of $1.5 million.  Non-cash expenses for the nine months ended September 30, 2004 decreased $1.9 million to $5.7 million for the nine months ended September 30, 2004 from $7.6 million for the nine months ended September 30, 2003.  This decrease was primarily due to relative decreases in depreciation and amortization expense of approximately $2.7 million, specifically the amortization of certain licenses totaling $2.3 million for the nine months ended September 30, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any non-cash amortization expense relating to the amortization of these licenses for the nine months ended September 30, 2004.  This decrease was partially offset by a relative increase in the amortization of stock-based compensation for employees of approximately $1.1 million. Additionally, net increases in operating liabilities over the nine months ended September 30, 2004 provided cash of $34,000, while net decreases in operating liabilities over the nine months ended September 30, 2003 used cash of $939,000.  Net increases in other assets used cash of $314,000 and $330,000 during the nine months ended September 30, 2004 and 2003, respectively.

Investing Activities

Investing activities used cash of $19.2 million for the nine months ended September 30, 2004, and provided cash of $1.1 million for the nine months ended September 30, 2003.  Cash used in the nine months ended September 30, 2004 reflects the purchases of available-for-sale securities to obtain higher rates of interest income.    Cash provided in the nine months ended September 30, 2003 reflects the maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities.

Financing Activities

Financing activities provided cash of $34.7 million and used cash of $1.7 million for the nine month periods ended September 30, 2004 and 2003, respectively.  Cash provided by financing activities in the nine months ended September 30, 2004 reflects the net proceeds from the sale of common stock of $34.7 million, primarily from the sale of common stock during our initial public offering.  Cash used by financing activities in the nine months ended September 30, 2003 reflects the repayment of equipment financing arrangements of $1.8 million, offset by the net proceeds of $38,000 from the issuance of preferred stock.

As of September 30, 2004 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$9,336	$4,082	$5,254	$—	$—
License payments	332	113	111	36	72
Total	$9,668	$4,195	$5,365	$36	$72

As of September 30, 2004, we had no long-term debt obligations.

 Our future capital uses and requirements depend on numerous forward-looking factors.  These factors may include, but are not limited to, the following:

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to payments which total up to $29.5 million.  In the next three months (through December 31, 2004), we anticipate receiving $2.3 million in research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.  For the year ending December 31, 2004, we anticipate recording revenues of at least $8.3 million.  The recently signed Nestlé agreement will contribute revenue at an annual rate of $1.8 million during the first two years of the agreement.  We anticipate recording operating expenses of $28.7 million to $29.8 million for the year ending December 31, 2004, including non-cash stock-based compensation expense.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.  Our non-cash stock-based compensation expense will vary upon the volatility of our stock price, the risk-free interest rate, the expected life of our stock options, the closing price of our stock, the strike price at which stock options are granted and the number of options granted.

As of September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes during the quarter ended September 30, 2004 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our prospectus filed pursuant to Rule 424(b) of the Securities Act, with the SEC on June 22, 2004.

Revenue Recognition

                Our revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including research funding, milestones, and royalties.

                Revenue from milestones is recognized when earned, as evidence by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable upfront fees, if any, not associated with our future performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board, or FASB, approved FASB Staff Position, or FSP, EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved.  We expect that the issues will be resolved in the fourth quarter and will adopt the guidance at the time it is issued. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations and financial condition.

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

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor enhancers or taste modulators we may discover.

A key element of our strategy is to commercialize our flavor enhancers and taste modulators through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavor enhancers or taste modulators.

Our agreement with Campbell Soup provides for research and development funding until March 2006 and gives Campbell Soup the right to terminate the agreement earlier without cause on or after March 28, 2005, provided that it pay a specified termination fee if it terminates the agreement after March 28, 2005 but prior to March 28, 2006. Our agreements with Coca-Cola and Kraft Foods and our initial agreement with Nestlé provide for research and development funding until April 2008, May 2005 and April 2005, respectively, and give each party the right to conclude the respective collaborative program earlier for any reason upon payment to us of a termination fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. Our most recent agreement with Nestlé provides for research and development funding through October 2009 and gives Nestlé the right to terminate the agreement earlier without cause on or after October 26, 2006, provided that it pay additional specified research funding if it terminates the agreement after October 26, 2006 but prior to October 26, 2009.  If any or all of our agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

We do not currently have a commercialized product and cannot assure you we will have a commercialized product in the foreseeable future, or at all. We will be dependent on our current and any other possible future collaborators to commercialize any flavor enhancers or taste modulators that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor enhancers or taste modulators, or may pursue a competitor’s product if our flavor enhancers or taste modulators do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor enhancers and taste modulators and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

•                  we disagree with our collaborators as to the parties’ respective licensing rights to our flavor enhancers and taste modulators, methods or other intellectual property we develop;

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

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor enhancers and taste modulators for use within one or more defined packaged food and beverage product fields on an exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive, we will not be able to enter into a collaboration agreement with any other food and beverage company covering the same product field during the applicable collaborative period. In addition, our collaborators’

competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor enhancers or taste modulators useful for formulation into products.

We may not succeed in developing flavor enhancers or taste modulators with the appropriate attributes required for use in successful commercial products. Successful flavor enhancers and taste modulators require, among other things, appropriate biological activity, including the correct flavor or flavor enhancer property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavor enhancers and taste modulators must also be cost-efficient for our collaborators. We may not be able to develop flavor enhancers or taste modulators that meet these criteria.

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any flavor enhancers or taste modulators can be incorporated into products that are sold, we would be unable to commercialize our flavor enhancers and taste modulators and our business would be adversely affected.

We do not have a Generally Recognized As Safe, or GRAS, determination or regulatory approval for any product candidates at this time. In the United States, the development, sale and incorporation of our flavor enhancers or taste modulators into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

Depending on the amount or intended use of a particular flavor or flavor enhancer added to a product and the number of product categories in which the flavor or flavor enhancer will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavor enhancers and taste modulators that will be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process, which we expect will take 12 to 18 months and is less expensive than the alternative of filing a food additive petition with the FDA, which can take eight years or more. The FEMA GRAS review process may take longer than 18 months and cost more than $1 million if additional safety studies are requested by the FEMA expert panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor or flavor enhancer’s intended use, the amount of the flavor or flavor enhancer intended to be added to packaged foods and beverages, the number of product categories in which the flavor or flavor enhancer will be incorporated, whether the flavor or flavor enhancer imparts sweetness, the safety profile of the flavor or flavor enhancer and the FEMA expert panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor or flavor enhancer, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor or flavor enhancer does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our flavor enhancers or taste modulators outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and flavor enhancers and taste modulators not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

Even if we or our collaborators receive a GRAS determination or regulatory approval and incorporate our flavor enhancers or taste modulators into products, those products may never be commercially successful.

Even if we discover and develop flavor enhancers and taste modulators that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those flavor enhancers or taste modulators. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavor enhancers or taste modulators that we may discover, including:

•                  health concerns, whether actual or perceived, or unfavorable publicity regarding our flavor enhancers and taste modulators or those of our competitors;

•                  the timing of market entry as compared to competitive products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavor enhancers and taste modulators.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $17.5 million for the year ended December 31, 2003, and approximately $13.7 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of approximately $78.4 million. We expect to incur additional losses for at least the next three years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our four existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to discover and develop flavor enhancers and taste modulators or the ability of our product discovery and development collaborators to incorporate them into packaged food and beverage products;

•                  our receipt of milestone payments in any particular period;

•                  the ability and willingness of collaborators to commercialize products incorporating our flavor enhancers and taste modulators on expected timelines, or at all;

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

•                  the demand for our collaborators’ products containing our flavor enhancers and taste modulators; and

•                  general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

We may need to obtain additional capital to fund our operations.

If we are unable to successfully commercialize our flavor enhancers and taste modulators, we may need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund new research, discovery or development programs;

•                  advance additional product candidates into and through the regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor enhancers and taste modulators, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Chief Scientific Officer and Sr. Vice President, Research, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Vice President, General Counsel and Corporate Secretary and John Poyhonen, our Vice President and Chief Financial and Business Officer.  The terms of these agreements are described under the heading “Management—Employment Agreements” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 72 on September 30, 2004 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavor enhancers and taste modulators on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor enhancers and taste modulators on a commercial scale. Therefore, the commercialization of our flavor enhancers and taste modulators will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavor enhancers and taste modulators on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food and beverage regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor enhancers and taste modulators. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

Further, because our flavor enhancers and taste modulators are regulated as food products under the Federal Food, Drug and Cosmetic Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the Federal Food, Drug and Cosmetic Act or the FDA’s implementing regulations may adversely affect the manufacture and/or distribution of our products in commerce.

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

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and flavor enhancers and taste modulators. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor enhancers and taste modulators. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Linguagen Corp., Mount Sinai School of Medicine, The Scripps Research Institute, the University of California, Monell Chemical Senses Corp., the Warner-Lambert Company and Virginia Commonwealth University. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor enhancers and taste modulators or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect. In addition, it is possible that some of the flavor enhancers or taste modulators that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavor enhancers or taste modulators and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor enhancers and taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We are not aware of any products currently available or under development that would compete with the flavor enhancers and taste modulators that we are developing under our sweet and salt programs. Savory flavor enhancers, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food and beverage industry. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food and beverage products instead of our savory flavor enhancers and taste modulators.  In addition, we may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor enhancers and taste modulators. We are aware of one other company, Linguagen Corp., a privately-held company that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP, and has announced research and development collaborations with The Solae Company and Perrigo Company in the field of flavor discovery and modification. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor enhancers and taste modulators.

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

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavor enhancers or taste modulators that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by our collaborators of commercial products incorporating our flavor enhancers and taste modulators, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our flavor enhancers or taste modulators, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the FEMA GRAS determination we must obtain prior to incorporating our flavor enhancers and taste modulators into a commercial product will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavor enhancers and taste modulators. Any indemnification we receive from such collaborators for product liability that does not arise from our flavor enhancers and taste modulators may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavor enhancers and taste modulators or products incorporating our flavor enhancers and taste modulators, our liability could exceed our total assets.

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

Our current stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the near future.  Significant portions of these shares are held by a small number of stockholders.  Sales by our current stockholders of a substantial number of shares or the expectation that such sale may occur, could significantly reduce the market price of our common stock.  Moreover, the holders of 16,205,306 shares of common stock and warrants to purchase 10,199 shares of common stock have rights, subject to some conditions, to require us to file registration statements covering the shares they currently hold or may acquire upon exercise of the warrants, or to include these shares in registration statements that we may file for ourselves or other stockholders.  A substantial number of shares may be sold in the public market immediately following the expiration of contractual “lock-up” restrictions to which our shareholders are subject, or after the expiration of the “lock-up”, immediately after investment funds that currently own a large number of our shares distribute those shares to their limited partners.  These “lock-up” restrictions are described under the heading “Underwriting” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.  In addition, the market price of our common stock could decline if we sell additional equity securities in connection with financings or collaboration agreements.

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

In addition, the requirements of Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a third party from acquiring us. These requirements are described under the heading “Description of Capital Stock—Delaware Anti-Takeover Law and Certain Charter Provisions” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.

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

There may be new accounting pronouncements or regulatory rulings that may have an impact on our future financial position and results of operations.

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In particular, the accounting for employee stock options and employee stock purchase plans as an expense. On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (proposed FAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. FAS 123R would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” and would instead require companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. The adoption of FAS 123R could materially impact our results of operations.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily the interests of other stockholders.

As of September 30, 2004, our officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 63% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of investors in this offering or other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

PART II. OTHER INFORMATION

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our initial public offering, referred to as the Offering, of our common stock, par value $0.001, was effected through a Registration Statement on Form S-1 (File No. 333-113998) that was declared effective by the SEC on June 21, 2004.  The Registration Statement covered the offer and sale of up to 6,900,000 shares of our common stock for an aggregate offering price of $41.4 million.  The Offering commenced on June 22, 2004.  On June 25, 2004, 6,000,000 shares of common stock were sold for an aggregate offering price of $36.0 million.  On July 23, 2004, 450,000 shares of our common stock were sold for an aggregate offering price of $2.7 million upon the exercise of the underwriters’ over-allotment option.  The Offering terminated following the sale of all of the foregoing securities and the expiration of the underwriters’ over-allotment option.  The Offering resulted in aggregate proceeds to us of approximately $34.3 million, net of underwriting discounts and commissions of approximately $2.7 million and offering expenses of approximately $1.7 million, through a syndicate of underwriters managed by Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Needham & Company, Inc. and First Albany Capital Inc.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or person owning ten percent or more of any class of our equity securities or to any other affiliates.  All offering expenses were paid directly to others.

As of September 30, 2004, we estimate that we had used approximately $172,000 for the purchase of equipment and approximately $3.9 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).
3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-113998).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
10.1	Collaborative Research and License Agreement, dated October 26, 2004, between The Registrant and Nestec Ltd.
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.
Date: November 12, 2004	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)