Form 10-K
period 2004-12-31
SENOMYX INC
filed 2005-03-10
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11099 North Torrey Pines Road La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 646-8300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2004, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $55,531,900. Excludes an aggregate of 15,853,152 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2004. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 28, 2005, there were 25,435,739 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included or incorporated by reference in this Annual Report on Form 10-K other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law.

PART I

Item 1.    Business

Overview

We are a biotechnology company using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products and may generate cost of goods savings, while maintaining or enhancing taste. We license our flavor ingredients to our collaborators on an exclusive basis, which we believe we will provide these companies with the ability to differentiate their products. We have entered into product discovery and development collaborations with four of the world’s leading packaged food and beverage companies: Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Our existing collaboration agreements provide for research and development funding, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers and taste modulators. Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators. In addition, future collaboration agreements may provide for up-front license fees.

Flavors are substances that impart tastes or aromas in foods and beverages. Individuals experience the sensation of taste when flavors in food and beverage products interact with taste receptors in the mouth. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. As a result of these interactions, signals are sent to the brain where a specific taste sensation is registered. There are currently five recognized primary senses of taste: umami, which is the savory taste of glutamate, sweet, salt, bitter and sour.

We are currently pursuing savory, sweet and salt flavor enhancer and bitter taste modulator discovery and development programs. The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added MSG. The goals of our sweet program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. The goals of our salt program are to enhance the taste of salt and enable a significant reduction in added salt.  The goals of our bitter taste modulation program are to reduce or block bitter taste and improve the overall taste characteristics of packaged foods, beverages, over the counter (or OTC) health care products and pharmaceutical products.

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2003 were approximately $1.2 trillion, of which $260 billion was generated in the United States. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $958 billion and sales of non-alcoholic beverages were approximately $278 billion. Based on recent data from Euromonitor, Information Resources, Inc. and our collaborators’ 2003 annual reports, we estimate that our collaborators’ combined worldwide sales in 2003 of their products that fall within their exclusive product fields were $38 billion. Our collaboration agreements provide that we will receive a royalty of 1% to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators. However, our collaborators may not incorporate our flavors, flavor enhancers and taste modulators into all of their products within their exclusive product fields.

Each of our flavors, flavor enhancers and taste modulators addresses large, potentially overlapping markets. The following table sets forth the four primary taste areas on which we are focused and, for each taste area, provides examples of product categories that could incorporate ingredients in those taste areas, estimated worldwide sales, growth rates in 2003 and our estimates of the worldwide sales for food and beverage products that fall within our existing collaborators’ exclusive product fields.

Taste Areas	Example Product Categories	2003 Estimated Worldwide Sales(1)	Estimated Growth Rate Over 2002(1)	2003 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$362 billion	4.7%	$7.2 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$455 billion	4.4%	$15.7 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$400 billion	4.5%	$10.2 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$428 billion	4.6%	$5.4 billion

(1)          According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)          Based on recent data from Euromonitor, Information Resources, Inc. and our collaborators’ 2003 annual reports.

Flavor Industry

Flavors, flavor enhancers and taste modulators are used in a variety of packaged food and beverage products throughout the world. Flavors are substances that impart tastes or aromas in foods or beverages. Flavor enhancers and taste modulators are substances that supplement, enhance or modify the original flavor or aroma of foods, without necessarily imparting noticeable flavors or aromas. Flavors, flavor enhancers and taste modulators can originate from either naturally occurring or chemically synthesized compounds.

While some packaged food and beverage companies have their own internal research and development programs, most have traditionally relied on purchases of flavors, flavor enhancers and taste modulators from third parties. Historically, flavors, flavor enhancers and taste modulators have been sold on a commodity basis by independent manufacturers who make their products broadly available to packaged food and beverage companies on a non-exclusive basis. This has limited the ability of packaged food and beverage companies to use flavors, flavor enhancers and taste modulators to differentiate their brands from competitors.

Traditionally, flavor companies have discovered new flavors, flavor enhancers and taste modulators primarily using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. Using this approach, taste testers must physically taste each potential flavor and flavor enhancer compound to assess the taste characteristics of the compound. Taste testers can assess only a limited number of potential flavors or flavor enhancers at one time due to the sensory fatigue that results from repeated tasting. As a result, only a small fraction of the available universe of compounds can be tested economically.

In the United States, most flavors, flavor enhancers and taste modulators are regulated as GRAS substances under the provisions of the Federal Food, Drug and Cosmetic Act, or FD&C Act. GRAS determinations for most new flavors, flavor enhancers and taste modulators are made by an independent panel of scientists administered by FEMA. Under the FEMA GRAS process we expect that for each of our flavors, flavor enhancers and taste modulators it will take 12 to 18 months and cost less than $1 million to conduct the safety studies and complete the review by the FEMA expert panel. Once a flavor or flavor enhancer is determined to be FEMA GRAS, it may be immediately incorporated into products for test marketing and commercialization in the United States and in a number of other countries.

Flavors, Flavor Enhancers and Taste Modulators as a Source of Competitive Advantage

The packaged food and beverage industry is comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food and beverage companies. For example, according to recent Euromonitor data, estimated 2003 worldwide sales of soft drinks were approximately $237.0 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $237.0 million.

As a result of these market opportunities, packaged food and beverage companies are constantly seeking ways to differentiate their products, demand for which can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavors, flavor enhancers and taste modulators can potentially provide an important way to differentiate a particular product through enhanced taste, health benefits, flavor ingredient exclusivity and cost of goods savings.

•                  Taste.  Product taste is a critical competitive factor for packaged food and beverage companies. These companies seek to use flavors, flavor enhancers and taste modulators to improve or maintain taste while improving the nutritional profile of packaged food and beverage products or reducing ingredient costs.

•                  Health Benefits.  Packaged food and beverage companies are exploring ways to improve overall nutritional quality of their products. It is widely accepted that poor diet contributes to adverse health conditions such as cardiovascular disease, diabetes and obesity. To address these concerns, many companies have introduced reduced calorie, reduced sodium and reduced fat content products to the market. Flavors, flavor enhancers and taste modulators with specific desired characteristics provide an innovative way to reduce the levels of ingredients that may contribute to these concerns without compromising desirable taste attributes.

•                  Flavor Ingredient Exclusivity.  Failure of packaged food and beverage companies to differentiate their brands from their competition, including private label products, may result in significant loss of market share, price pressure and erosion of profit margins. Packaged food and beverage companies spend millions of dollars creating brands and brand images to compete with other products. Many of these competitive products contain the same or similar flavor ingredients. The limited availability of proprietary flavors, flavor enhancers and taste modulators makes it difficult for manufacturers to differentiate their products based on flavor ingredients.

•                  Cost of Goods Savings.  The packaged food and beverage industry purchases enormous volumes of raw materials to produce their products. According to CMP Information Limited, an independent research organization, estimated worldwide sugar production in 2002 was over 135 million tons at a total value exceeding $37.0 billion. Similarly, according to the 2003 Chemical Economics Handbook, worldwide consumption of MSG was nearly 1.6 million metric tons in 2002 at a cost of $1.4 billion. Flavors, flavor enhancers and taste modulators can potentially facilitate a reduction in the volume of these ingredients used in packaged food and beverage products, which could result in significant decreases in costs and associated increases in profit margins.

Our Solution

We use our proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators. We have developed proprietary taste receptor-based assays that incorporate human taste receptors. We use these assays in our high-throughput screening systems to rapidly and efficiently screen our compound libraries and identify large numbers of novel potential flavors, flavor enhancers and taste modulators. We believe our approach improves the likelihood that compounds with the desired characteristics can be discovered and then optimized into novel flavors, flavor enhancers or taste modulators.

We believe our approach will result in the discovery and development of flavors, flavor enhancers and taste modulators that will provide the following valuable solutions to the following key challenges faced by the packaged food and beverage industry:

•                  Maintaining and Improving Taste.  We are developing flavors, flavor enhancers and taste modulators to enable our collaborators to improve or maintain taste while improving the nutritional profile of packaged food and beverage products or reducing ingredient costs.

•                  Reducing Sugar, Salt and MSG in Packaged Food and Beverage Products.  We are developing flavors, flavor enhancers and taste modulators to enable our collaborators to significantly reduce the levels of sugar, salt and MSG in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile of packaged food and beverage products.

•                  Blocking Undesirable Tastes.  We are discovering taste modulators that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food, beverage, OTC health care products and pharmaceutical products.

•                  Obtaining Exclusive Use of Proprietary Flavors, Flavor Enhancers and Taste Modulators.  We are able to offer our collaborators exclusive use of our proprietary flavors, flavor enhancers and taste modulators in defined packaged food and beverage product categories. We believe this approach will assist our collaborators in differentiating their products from those of their competitors.

•                  Reducing Cost of Goods.  We believe our proprietary flavors, flavor enhancers and taste modulators will enable our collaborators to reduce overall raw material ingredient costs, particularly for those products containing high levels of natural and artificial sweeteners and MSG.

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavors, flavor enhancers and taste modulators. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food and Beverage Companies.  We are collaborating with leading packaged food and beverage companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavors, flavor enhancers and taste modulators. As a result, we expect to commercialize our flavors, flavor enhancers and taste modulators without incurring significant sales, marketing and distribution costs. We currently have collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé.

•                  Developing Flavors, Flavor Enhancers and Taste Modulators that are Eligible for FEMA GRAS Determination.  We are focused on continuing the development of flavors, flavor enhancers and taste modulators that will qualify for a FEMA GRAS determination. We expect the FEMA GRAS process will take 12 to 18 months from initiation of safety studies through the GRAS determination for each of our flavors, flavor enhancers and taste modulators. Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavors, flavor enhancers or taste modulators. In the event that a particular flavor enhancer or taste modulator is not eligible for FEMA GRAS determination, we will dedicate our development efforts to alternative compounds.

•                  Pursuing Additional Collaborations and Market Opportunities.  We seek to establish additional collaborations with leading packaged food and beverage companies to use flavors, flavor enhancers or taste modulators developed through our existing programs for exclusive use within new packaged food and beverage product fields. We intend to receive from future collaborators license fees, research and development funding, milestone payments and royalties on future sales of products incorporating these flavors, flavor enhancers or taste modulators. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavors, flavor enhancers or taste modulators into a particular product.

•                  Expanding Our Product Candidate Pipeline.  We will continue to focus on the discovery and development of additional flavor ingredients based on additional taste receptors to address new taste areas. We also intend to improve the beneficial characteristics of our current product candidates through the development of next-generation flavors, flavor enhancers and taste modulators. We will also continue to consider applications of our current products and technologies outside of the packaged food and beverage industry.

•                  Maintaining and Expanding Technology Position.  We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies and natural and synthetic compound libraries, provide us and our collaborators with significant competitive advantages. We intend to continue to develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover and develop new proprietary flavors, flavor enhancers and taste modulators.

Our Discovery and Development Process

The following diagram summarizes our discovery and development process.

The key elements of our Discovery and Development process are:

•                  Proprietary Taste Receptor-Based Assay Development.  The first step in our discovery and development process is to develop proprietary assays based on human taste receptors. Our assays are tests that measure interactions between the taste receptors and potential flavors, flavor enhancers and taste modulators. To date we have developed assays to test for compounds that affect savory, sweet and salt taste. We are in the process of developing an assay for bitter taste receptors.

•                  High-throughput Screening and Identification of Lead Compounds.  The next step in our discovery and development process is to use our proprietary taste receptor-based assays to identify compounds that bind to human taste receptors, known as hits. We use automated high-throughput screening to rapidly evaluate our libraries of diverse synthetic and natural compounds. A panel of taste testers then evaluates the taste effect of the most potent hits. Based on this evaluation, we designate hits that exhibit a positive taste effect as proof-of-concept compounds. We then select the most promising of those proof-of-concept compounds, which we call lead compounds, for optimization.

•                  Optimization of Lead Compounds and Selection of Product Candidates.  The next step in our discovery and development process is to chemically enhance, or optimize, our lead compounds to allow lower amounts of the compound to be used in the finished product or improve the enhancement effect to meet the taste attribute goals of our collaborators. Optimization may also be required to enhance the safety profile or to improve the physical properties of a compound so that it is stable under manufacturing, storage and food preparation conditions. We refer to optimized compounds that provide desirable taste attributes in packaged food and beverage product prototypes as product candidates.

•                  Safety Studies and FEMA GRAS Determination of Product Candidates.  The next step in our discovery and development process is to select, in conjunction with our collaborators, one or more product candidates for commercialization. We then evaluate the selected product candidate for safety. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to the FEMA GRAS expert panel for review. Once our collaborator selects a product candidate for commercialization, the FEMA GRAS process takes approximately 12 to 18 months from initiation of safety studies through the GRAS determination, depending upon the timing of the FEMA Expert Panel meetings. We intend to use the data from the FEMA GRAS review to facilitate approval of our flavors, flavor enhancers and taste modulators for use in products sold outside of the United States.

Following a FEMA GRAS determination, foods and beverages containing our proprietary flavors, flavor enhancers and taste modulators can be immediately commercialized in the United States. We anticipate, however, that our collaborators will test market their products containing our flavors, flavor enhancers and taste modulators through a series of consumer acceptance tests over a period of 6 to 12 months prior to initiating any wide-scale commercialization.

Our Discovery and Development Programs

We are currently pursuing the discovery and development of flavors, flavor enhancers and taste modulators through programs focused on savory, sweet, salt and bitter. The following diagram indicates the principal compounds we are developing in each program, and the current status of each compound.

Savory Enhancer Program

Using SavoryScreenHT, our high-throughput savory receptor-based assay system, we have identified two product candidates, S336 and S807, that enhance the savory taste of glutamate. We believe that these product candidates will enhance the taste of naturally occurring glutamate and/or enable the reduction or elimination of added MSG and inosine monophosphate, or IMP, an expensive savory enhancer of MSG taste, in a variety of foods and savory beverages, while maintaining or improving the desired savory taste.

To demonstrate the taste properties of S336 and S807, we tested each compound against a reference sample consisting of MSG and IMP in amounts typically used in foods to impart a savory taste. We tasted this reference sample against test samples containing MSG and either S336 or S807 at concentrations of the test compound of up to 3 parts per million, or ppm, which is typical of the concentrations of FEMA GRAS flavors, flavor enhancers and taste modulators.

In these tests, S336 enhanced the savory taste of MSG and, at the level used, was significantly more potent than IMP in the reference sample. In a separate test, a solution of S336 alone, in the absence of MSG and IMP, was found to be more savory than the reference sample. Based on these results, we believe that the use of S336 may allow for a significant reduction or replacement of added MSG and IMP in savory foods. In separate tests, S807 also enhanced the savory taste of MSG and provided for a three-fold reduction in MSG levels, yet maintained the same savory taste of the reference sample. S336 and S807 have also each been shown to enhance the savory taste of MSG in a product prototype.

Our collaborator has evaluated S336 and S807 for savory taste enhancement in product prototypes. S336 is approximately three times more potent than S807 in taste tests and exhibits greater water solubility compared to S807. Other characteristics, such as heat stability, are similar for the two compounds. Based on the results of such studies, our collaborator formally selected both S336 and S807 for development.

We completed the safety assessment studies for S807 and S336 and submitted applications for GRAS determination to the Expert Panel of the Flavor and Extract Manufacturers Association (FEMA) in December 2004.  In March 2005, we received notification from FEMA that S807 and S336 have been determined to be GRAS.  In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item I, Business – Our Discovery and Development Process.

Sweet Enhancer Program

Using SweetScreenHT, our high-throughput sweet receptor-based assay system, we identified S1395 and S888, proof-of-concept compounds that enhance the sweet taste of sugar. We believe that the enhancers we are developing in our sweet enhancer program will enhance the sweet taste of natural and artificial sweeteners used in a variety of packaged food and beverage products and may provide for a significant reduction in added sweetener in the finished product while maintaining or improving the desired sweet taste.

During 2004, we identified a number of novel sweet enhancers using our optimization chemistry process.  One compound, known as S679, demonstrated enhanced potency in the receptor assay and in preliminary taste tests over previous lead compounds S1395 and S888.  We have found that S679 enhances the sweet taste of fructose by approximately 1.6-fold (a 40% reduction) at a concentration of 3 ppm in a product prototype.  S679 is undergoing further testing in product prototypes by our collaborator.

Guided by our taste receptor-based assays, we are continuing our chemistry optimization efforts on S679 and several additional classes of compounds in order to identify potential sweet enhancers that function at lower concentrations in product prototypes.  These efforts have recently resulted in a number of new sweet enhancer compounds, including S763 and S299, which have demonstrated two-fold increased potency in our in vitro sweet receptor-based assay compared to S679.  These compounds are being scaled up for taste tests in product prototypes.  As we make additional progress in identifying potential product candidates, we will continue to provide these enhancers to our collaborators for extensive testing in product prototypes.

Salt Enhancer Program

Using SaltScreenHT, our high-throughput salt receptor-based assay, we have identified hundreds of compounds that enhance the activity of a taste receptor believed to be involved in the taste of salt. The goal of our salt enhancer program is to identify compounds that enhance the taste of salt and provide a significant reduction in sodium levels in a variety of foods while maintaining or improving the desired salt taste.

We tested the most potent of the compounds identified by SaltScreenHT with our electrophysiology-based assay SaltScreenEP. This assay identifies compounds that specifically enhance the activity of ENaC, a taste receptor believed to be involved in the taste of salt. Based on the initial screening results, we selected compound S853 for further optimization.  We synthesized and tested over 1,000 derivatives of S853 in the SaltScreenEP system. The most potent compounds, S112 and S225, are approximately 3,000-fold more potent than the original compound, S853. We will need to synthesize additional compounds specific to human taste ENaC channels to identify a taste proof-of-concept compound.

Bitter Taste Modulator Program

The bitter modulator program is currently focused on building our BitterScreen receptor-based assays for each of the 25 human T2R bitter receptors.  The first step involves the identification of at least one compound that activates each bitter taste receptor.  In 2004, we published our work on the bitter taste receptors T2R61 and T2R64, which are activated by saccharin and acesulfame potassium (AceK), artificial sweeteners that are known to have a bitter off-taste.  In addition, work is continuing on other T2R bitter receptors, and we are also evaluating variations of each T2R bitter receptor that are thought to be responsible for some people to taste a food ingredient as bitter while others do not.  The goal of our bitter taste modulator program is to identify compounds that modulate or eliminate the bitter taste associated with certain packaged food and beverage products, OTC health care products and pharmaceutical products.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food and beverage market. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavors, flavor enhancers or taste modulators in one or more specified taste areas, such as savory, sweet, salt or bitter. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups, or frozen foods. To date, we have entered into product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé.

All of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and royalty payments based upon future product sales in the event the collaborator commercializes a product incorporating our flavors, flavor enhancers or taste modulators. The research and development funding under each of these agreements is paid according to a fixed payment schedule. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavors, flavor enhancers and taste modulators for the applicable program. Under each of these agreements, we are primarily responsible for the discovery, development and regulatory approval phases and any associated expenses, while our applicable collaborator is responsible for selecting the consumer products that may incorporate our flavors, flavor enhancers or taste modulators. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavors, flavor enhancers and taste modulators. All decisions of the steering committees must be unanimous.

Each of our collaboration agreements provides that we will conduct research and development on flavors, flavor enhancers and taste modulators for use within clearly defined packaged food and beverage product fields on an exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavors, flavor enhancers and taste modulators that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also retain rights to any flavors, flavor enhancers and taste modulators that we discover after the respective collaborative period. In addition, if the collaborator terminates the agreement or, in the case of certain of our agreements, fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavors, flavor enhancers or taste modulators into a product, it will no longer be entitled to use, and we will have the right to license, the flavors, flavor enhancers or taste modulators to other packaged food and beverage companies for use in any product field.

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement. Our agreement with Kraft Foods and our initial agreement with Nestlé may each be terminated by our collaborator upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to the end of the research collaborative period. Campbell Soup may only terminate its agreement without cause on or after March 28, 2005 upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement after March 28, 2005 but prior to the end of the collaborative period. Our agreement with Coca-Cola permits Coca-Cola to terminate the agreement upon specified major corporate events. Our most recent agreement with Nestlé gives Nestlé the right to terminate the agreement without cause on or after October 26, 2006 upon 90 days written notice, provided that it pay a specified termination fee if it terminates the agreement after October 26, 2006 but prior to the end of the collaborative period.

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell Soup, a global manufacturer and marketer of consumer food products, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the packaged food and beverage product fields of soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments. We also extended the collaborative period until the earlier of March 2006 or a GRAS determination, subject to earlier termination under specified circumstances.

Under the terms of the collaboration, Campbell Soup has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2004, we have received $7.9 million in research and development funding. If all milestones are achieved, and including the $7.9 million in research and development funding paid through December 31, 2004, we may be entitled to payments which total up to $10.1 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

The Coca-Cola Company

In April 2002, we entered into a collaboration agreement with Coca-Cola, the world’s largest beverage company, to work for a three-year collaborative period with Coca-Cola for the discovery and development of specified new flavors and flavor enhancers in the product field of soft drinks and other non-alcoholic beverages. In addition, we will work with Coca-Cola on a co-exclusive basis with Kraft Foods for the discovery and development of flavor enhancers in a specified food and beverage product field. In April 2004, we amended the agreement to extend the collaborative period until April 2008.

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2004, we have received $5.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to payments which total up to $14.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration. The collaborative period is subject to early conclusion by Coca-Cola upon 60 days written notice upon payment of a specified early conclusion fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. In the event of early conclusion, Coca-Cola will no longer be entitled to use, and we will have the right to license, any flavors or flavor enhancers discovered prior to such early conclusion to third parties for use in any product field, provided that Coca-Cola would retain non-exclusive rights in the field of non-alcoholic beverages with the exception of dry powdered beverages.

Kraft Foods Global, Inc.

In December 2000, we entered into a collaboration agreement with Kraft Foods, a global leader in branded foods and beverages. The collaborative period for the original product discovery and development program expired on its own terms in December 2003. However, prior to December 2003 we amended our collaboration agreement to provide for a new collaborative program through May 2005. Under this program, we will work with Kraft Foods for the discovery and development of flavor enhancers, on a co-exclusive basis with Coca-Cola in a specified food and beverage product field.

Under the collaboration agreement, as amended, Kraft Foods has agreed to pay us certain research and development funding over a 4.5-year collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2004, we have received $7.2 million in research and development funding and one milestone payment of $375,000. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to payments which total up to $8.6 million. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor enhancer from the date of introduction of each product in each country until the earlier of 17 years thereafter or until the expiration of relevant patents in such country. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

Nestlé SA

In April 2002, we entered into a collaboration agreement with Nestlé, the world’s largest food company, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over three years. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2004, we have received $7.0 million in research and development funding and three milestone payments of $375,000 each. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to payments which total up to $9.6 million. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2004, we have received $450,000 in research and development funding.  If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to payments which total up to $13.1 million.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

Our Technology

We have discovered or in-licensed many of the key receptors that mediate taste in mammals. Having isolated human taste receptors, we have created proprietary taste receptor-based assay systems that provide a biochemical or electronic readout when a test compound affects the receptor. To enable faster compound discovery, we integrated our proprietary taste receptor-based screening assays into a robot-controlled automated system that uses plates containing an array of individual wells, each of which can screen a different compound. Our receptor-based discovery and development process has enabled us to improve our ability to find novel flavors, flavor enhancers and taste modulators over the traditional use of simple taste tests.

Receptor Discovery and Assay Development Technology

There are currently five recognized primary senses of taste: umami, which is the savory taste of glutamate, sweet, salt, bitter and sour. Scientists generally believe that each taste sensation is recognized by a distinct taste receptor or family of taste receptors in the mouth or on the tongue. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. The brain recognizes tastes by determining which of the numerous receptors in the mouth have been contacted by a given flavor ingredient. Savory, sweet and bitter taste compounds bind to taste receptors specific to each taste on the surface of taste bud cells. In contrast, the taste of salt and the sour taste are thought to be recognized by taste channels that allow the passage of particular ions into the taste bud cells.

The current status in the development of proprietary taste receptor-based assay systems for human taste receptors is as follows:

•                  Savory Receptor.  Glutamate is a natural component of foods including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The human savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created SavoryScreenHT, a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and IMP. We have screened over 200,000 compounds in SavoryScreenHT and identified a number of savory enhancers, including S807, S336, S263 and S976, which were determined to be GRAS.

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and high potency artificial sweeteners.  We have screened over 200,000 compounds in SweetScreenHT and identified novel sweet flavor enhancers.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism from ingesting poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We have characterized 10 of the 25 T2R receptors and we aim to create a specific receptor-based assay for each one.

•                  Salt Receptor.  In contrast to the GPCRs that mediate savory, sweet, and bitter tastes, sodium ions and to a lesser extent potassium ions, are thought to produce a salt taste via ion channels present on the surface of taste bud cells. Ion channels are receptors that span the cell membrane and allow a flow of ions into or out of cells. Published work suggests that the Epithelial Sodium Channel, or ENaC, is a mediator of salt taste. We have developed two proprietary ENaC-based assay systems, SaltScreenHT, a high-throughput system capable of screening thousands of compounds per day, and SaltScreenEP, a lower-throughput electrophysiology-based system. We demonstrated each of the SaltScreen systems are responsive to sodium and therefore could be used to identify novel salt flavor enhancers.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavors, flavor enhancers and taste modulators currently comprised of over 230,000 natural and synthetic compounds. We intend to continue to acquire or develop additional compounds to add to our libraries. We have designed and selected our libraries to comprise compounds that we believe are likely to be safe and economical for use in packaged food and beverage products. We are using our SavoryScreenHT, SweetScreenHT, SaltScreenHT, SaltScreenEP and BitterScreen assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavors, flavor enhancers and taste modulators generated in the optimization process as the lead compound progresses to become a product candidate.

Regulatory Process

Flavoring substances, including flavors, flavor enhancers and taste modulators, intended for use in foods in the United States are regulated under provisions of the FD&C Act administered by the FDA. Flavor compounds sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities as is the case in the European Union.

Regulation of Flavors, Flavor Enhancers and Taste Modulators in the United States

In the United States, the majority of flavor compounds are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 an Expert Panel of the Flavor and Extract Manufacturers Association, or FEMA, an organization that has administered the GRAS program for flavors on behalf of the industry for over 40 years. Another possible route to approval of a flavoring compound would be a food additive petition to the FDA; however, few flavors are currently approved via this route. We believe that the flavor compounds, including flavors, flavor enhancers and taste modulators, we may discover will be subject to the FEMA GRAS review process as described below.

GRAS Review Process.    Flavor compounds that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An expert panel, convened to undertake a GRAS review, determines whether a compound is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of chemicals used in food and may declare certain compounds as having been adequately shown through scientific procedures to be generally recognized as safe under the conditions of their intended use. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor compound per person and submit a report to the GRAS review panel describing the physical, chemical, safety, and metabolic properties of the flavor compound. The entire GRAS determination process, including the safety and metabolic studies, application preparation and GRAS panel review, can take up to two years or longer. However, if there are prior safety data on the compound or a compound with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process may be considerably faster than two years.

The most common types of GRAS review are:

•                  FEMA Expert Panel.  An independent panel of experts established by FEMA is available for use by members of FEMA. The FEMA expert panel meets three times per year. The conclusions of the expert panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA expert panel’s conclusion that the use of a flavoring substance is GRAS. In 2003, the FEMA expert panel published their findings on 45 new compounds determined to be GRAS for specific flavor applications. We have been an associate member of FEMA since 2003 and we expect to obtain a GRAS determination of our flavor compounds via the FEMA expert panel review.

•                  Specifically Convened Independent Panel.  An independent, qualified panel of experts in pertinent scientific disciplines may be formed by the manufacturer to evaluate the safety of a specific compound for GRAS status. This process is known as a “self determination of GRAS status.”

Food Additive Petition Process.    Food ingredients that are not GRAS may be considered food additives. Food additives require FDA approval prior to use in foods. A compound may be ineligible for FEMA GRAS determination, and may be considered a food additive, for a variety of reasons, including conditions of intended use resulting in high dietary exposure, use for purposes other than a flavor or flavor enhancer and the compound’s safety profile. If the compound is considered a food additive, a food additive petition must be filed and approved by the FDA. Examples of compounds that have gone through a food additive petition include the artificial sweeteners Aspartame, Acesulfame K, and Sucralose, and the fat substitute Olestra. The food additive petition approval process for such food ingredients can take eight years or more. In the event that a particular flavor or flavor enhancer is not eligible for FEMA GRAS determination and therefore requires FDA approval prior to use, we will dedicate our development efforts to alternative compounds that would be eligible for a GRAS determination.

Benefits of the FEMA GRAS Process

There are three key benefits of the FEMA GRAS review process:

•                  Rapid Time for Commercialization.  Once a flavor compound is selected for development by our collaborator, we expect the time to conduct the safety studies and complete the review by the FEMA expert panel will be 12 to 18 months for the flavor compound, provided no additional studies are requested by the panel or are necessary to explain unexpected safety study findings. This is much faster than the typical eight years or longer to obtain FDA approval under the food additive petition process applicable to other food ingredients. Once the compound is determined to be FEMA GRAS, it can be immediately commercialized in the United States and other countries that recognize the FEMA GRAS process. As described above, the initial phase of commercialization may include compound manufacturing, incorporation of the flavor enhancer into products, and the commercialization of products in consumer test markets.

•                  Low Development Costs.  The total costs for the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation and submission of the FEMA GRAS application is generally under $1 million per compound. This amount includes synthesis of material for regulatory studies, contract metabolism and safety studies, and preparation and submission of the FEMA GRAS application.

•                  Facilitated Approval in Other Countries.  Approval of flavors for use outside of the United States varies widely by country. According to FEMA, seven countries, including Brazil, New Zealand and Australia, recognize compounds on the FEMA GRAS list.  An additional set of countries recognize compounds on the FEMA GRAS list “in principle”. These include Canada, China, Philippines, Taiwan, and Turkey. Approval in these countries typically requires specific applications to the food safety authority of the individual countries but no additional safety testing.

License Arrangements

We have licensed rights from several companies and academic institutions, including the following:

University of California

In March 2000, we entered into a license agreement with the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs and T2Rs. The license may be converted to a non-exclusive license, or terminated, by the University of California if we fail to meet specified milestones relating to the discovery of specified products and the sale of specified products and services. Our exclusive rights are also subject to rights granted by the University of California to the United States Government and a private medical foundation. The agreement calls for the payment of a license issue fee, payable in installments through 2005, annual maintenance fees commencing in 2006 and royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement. No royalty payments have accrued under the agreement to date. The agreement will remain in effect until the later of the expiration of the last to expire patent licensed under the agreement, or ten years from the date that the last product to be developed under the agreement is introduced to market in the United States. We may terminate the agreement at any time, without cause, upon notice to the University of California. The University of California may terminate the agreement upon a breach of our obligations under the agreement. In addition, we are in discussions with the University of California to amend the license agreement to include additional related technology related to the coexpression of T1R taste receptors.

Aurora Biosciences Corporation

In November 2000, we entered into a technology collaboration and license agreement with Aurora to develop certain assay technologies, which was amended April 2002. Under the collaboration, we developed high-throughput screening assays using Aurora’s proprietary screening technologies. The agreement terminated in October 2002 and Invitrogen Corporation subsequently acquired certain surviving rights and obligations under this agreement. Under the surviving terms of the agreement, we maintain exclusive rights to use certain proprietary screening technologies with our taste receptor targets for the discovery of flavors, flavor enhancers and taste modulators. These exclusive rights are subject to rights granted under other current and future license agreements in connection with the purchase of certain screening systems, as well as Invitrogen’s right to grant licenses under its proprietary technology to academic, government and other non-profit organizations. Our rights with respect to the screening of flavors, flavor enhancers and taste modulators are fully paid-up and will remain in effect, except in the event that we breach any remaining obligations to Invitrogen under the agreement. In November 2000, Aurora purchased 1,000,000 shares of our Series C preferred stock for $4.8 million.

Competition

Our goal is to be the leader in discovering novel flavors, flavor enhancers and taste modulators for use in a wide range of packaged food and beverage products. Other companies are possibly pursuing similar technologies and the commercialization of products and services relevant to flavors, flavor enhancers and taste modulators. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed in our field, there are a number of competitors who possess capabilities relevant to the flavor, flavor enhancer or taste modulation fields.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavors, flavor enhancers and taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. We also face indirect competition from other companies such as Newly Weds Foods, Inc., a manufacturer of food coatings and seasonings for restaurants, airlines and the food services industry. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavors, flavor enhancers and taste modulators. We are aware of another company, Linguagen Corp., a privately-held company, that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically adenosine 5’ monophosphate, or AMP, and has announced research and development collaborations with a number of companies. While we do not believe that either of these collaborations is competitive with our product discovery and development efforts, we cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavors, flavor enhancers and taste modulators.

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

We are not aware of any sweet or salt enhancer that is commercially available or in development other than those we have discovered and are developing. Although savory flavor enhancers, such as IMP, are commercially available, they are not very potent, are expensive, are not patent protected and are sold as a commodity. The blocking of bitter taste is typically accomplished by attempting to mask the bitter taste with a sweetener or another flavor ingredient.  Although AMP has received GRAS determination, we do not believe this compound has been widely adopted into packaged food and beverage products.  However, our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavors, flavor enhancers or taste modulators that are similar or preferable in the areas of, among others, effectiveness, safety, cost and ease of commercialization, and our competitors may obtain intellectual property protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development agreements with third parties in any particular field.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2004 we had one issued United States patent, 40 pending United States patent applications and 69 pending foreign applications covering various aspects of our proprietary technology. In addition, we have exclusive license agreements with Johns Hopkins University, The University of California, Incyte Corporation and Aurora covering an additional 38 issued United States patents, 27 pending United States patent applications, 25 issued foreign patents and 51 pending foreign applications.

Our policy is to file patent applications and to protect technologies, inventions and improvements to inventions that are commercially important to the development of our business. For example, we may seek patent protection for receptors and nucleic acid sequences encoding receptors that are involved in taste and the use of such receptors to identify ingredients that modulate taste. We also rely on trademarks to protect our proprietary technology. Generally, United States patents have a term of 17 years from the date of issue or 20 years from the earliest claimed priority date, whichever is later, for patents issued from applications filed with the United States Patent and Trademark Office prior to June 8, 1995 or 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our success depends significantly upon our ability to develop ingredients and technologies that are protected by our intellectual property and that do not infringe any competitor patents. We intend to continue to file patent applications as we discover and develop new flavors or flavor enhancers and technologies.

Seeking and obtaining patents may provide some degree of protection for our intellectual property. However, our patent positions are highly uncertain and may involve complex legal and factual questions. No consistent standard regarding the allowability and enforceability of claims in many of the pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we in-licensed or how we may be able to enforce our patent claims against our competitors. In addition, we may not have been the first to file patent applications for or to invent inventions relating to the technologies upon which we rely, which would preclude us from obtaining issued patents on the relevant inventions. We are aware of other companies and academic institutions which have been performing research and have applied for patents in the area of mammalian taste. In particular, other companies and academic institutions have announced that they have identified taste receptors, published data on taste receptor sequence information or have filed patent applications on receptors and their use, including the University of California, Linguagen, Monell Chemical Senses, Mount Sinai School of Medicine, Scripps Research Institute, Warner Lambert and the German Institute of Human Nutrition. If any of these companies or academic institutions are successful in obtaining broad patent claims, such patents could potentially block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavors, flavor enhancers or taste modulators or otherwise conducting our business.

We also rely in part on trade secret protection for our confidential and proprietary information and process. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of their employment shall be our exclusive property. However, there can be no assurance that we will be able to effectively enforce these agreements or that the subject proprietary information will not be disclosed.

We are not a party to any litigation, opposition, interference, or other potentially adverse ex parte or inter-party governmental or non-governmental proceeding with regard to our patent and trademark positions. However, if we become involved in litigation, interference proceedings, oppositions or other intellectual property proceedings, for example as a result of an alleged infringement, or a third-party alleging an earlier date of invention, we may have to spend significant amounts of money and time and, in the event of an adverse ruling, we could be subject to liability for damages, invalidation of our intellectual property and injunctive relief that could prevent us from using technologies or developing products, any of which could have a significant adverse effect on our business financial condition and results of operation. In addition, any claims relating to the infringement of third-party proprietary rights, or earlier date of invention, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources and require us to enter royalty or license agreements which are not advantageous if available at all.

Sales and Marketing

We do not currently intend to establish internal sales and marketing capabilities. Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavors, flavor enhancers and taste modulators. As a result, we expect to commercialize our flavors, flavor enhancers and taste modulators without incurring significant sales, marketing and distribution costs. Our four current collaborators, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé, are recognized leaders in the sales, marketing, and distribution of packaged food and beverage products.

Manufacturing

We intend to utilize third parties to manufacture our flavors, flavor enhancers and taste modulators. Under two of our existing product discovery and development collaborations, our collaborator may, in its sole discretion, manufacture itself or through a third party manufacturer the flavors, flavor enhancers or taste modulators it licenses from us. The remaining three agreements require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavors, flavor enhancers or taste modulators it licenses from us. In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavors, flavor enhancers and taste modulators. Our current product candidates are relatively simple structures making them easy and inexpensive to produce. We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2004, we had 74 full-time employees, including 21 with Ph.D. degrees. Of our full-time workforce, 52 employees are engaged in research and development and 22 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good. We have entered into employment letter agreements with Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., and John Poyhonen, the terms of which are included in the prospectus we filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004 under the heading “Management—Employment Agreements.”  We have entered into an employment letter agreement with Nigel R.A. Beeley, Ph.D., the terms of which are included in Item 11 of this Form 10-K.

Executive Officers

The following table sets forth certain information concerning our executive officers and their ages as of December 31, 2004:

Name	Age	Position
Kent Snyder	51	President, Chief Executive Officer and Director
Mark J. Zoller, Ph.D.	51	Chief Scientific Officer and Sr. Vice President, Research
Harry J. Leonhardt, Esq.	48	Vice President, General Counsel and Corporate Secretary
John Poyhonen	44	Vice President and Chief Financial and Business Officer
Nigel R.A. Beeley, Ph.D	53	Vice President, Discovery

Kent Snyder, President and Chief Executive Officer, joined us in June 2003 and has served as a member of our board of directors since that time. Prior to joining us, from October 2001 to June 2003, Mr. Snyder was retired. From July 1991 to October 2001, Mr. Snyder held various marketing and sales management positions with Agouron Pharmaceuticals, Inc., a Pfizer company. Mr. Snyder was President of Global Commercial Operations at Agouron. Prior to holding the position of President of Global Commercial operations, Mr. Snyder served as Senior Vice President of Commercial Affairs and Vice President of Business Development. Mr. Snyder received his B.S. from the University of Kansas and his M.B.A. from Rockhurst College.

Mark J. Zoller, Ph.D., joined us in March 2000 as Vice President of Research and was promoted to Senior Vice President of Research and Chief Scientific Officer in June 2001, which position he still holds. From May 1992 to December 1999, Dr. Zoller held a number of scientific management positions at ARIAD Pharmaceuticals, most recently as Senior Vice President, Genomics and Scientific Director of the Hoechst-ARIAD Genomics Center, which in December 1999 was acquired by Aventis Pharmaceuticals. Dr. Zoller received his B.A. in Chemistry from Pomona College and his Ph.D. in Chemistry from the University of California, San Diego.

Harry J. Leonhardt, Esq., Vice President, General Counsel and Corporate Secretary, joined us in September 2003. From February 2001 to February 2003, Mr. Leonhardt served as Executive Vice President of Business Development, General Counsel and Corporate Secretary of Genoptix, Inc. From July 1996 to November 2000, Mr. Leonhardt held senior management positions with Nanogen, Inc. and served most recently as Senior Vice President, General Counsel and Secretary. Mr. Leonhardt received his B.S. degree from the University of the Sciences in Philadelphia and his Juris Doctorate from the University of Southern California Law Center.

John Poyhonen, Vice President and Chief Financial and Business Officer, joined us in October 2003 as Vice President and Chief Business Officer and was promoted in April 2004 to Vice President and Chief Financial and Business Officer. From 1996 until October 2003, Mr. Poyhonen served in various sales and marketing positions for Agouron Pharmaceuticals, a Pfizer company, most recently as Vice President of National Sales. Prior to holding this position, Mr. Poyhonen served as Vice President of Marketing and Vice President of National Accounts. Mr. Poyhonen received his B.A. in Marketing from Michigan State University and his M.B.A. from the University of Kansas.

Nigel R.A. Beeley, Ph.D., joined us in June 2004 as Vice President, Discovery.  From March 1999 through June 2004, Dr. Beeley served as Vice President, Chief Chemical Officer of Arena Pharmaceuticals, a biopharmaceutical company.  From 1994 to 1998, Dr. Beeley was Senior Director of Chemistry at Amylin Pharmaceuticals, Inc., a biotechnology company, and from 1988 to 1994, he served as Head of Oncology-Chemistry for Celltech, a biotechnology company.  From 1980 to 1988, Dr. Beeley held positions of increasing seniority in the cardiovascular group at Synthelabo Research, a pharmaceutical company, and, from 1978 to 1980, he was a CNS medicinal chemist in the pharmaceutical division of Reckitt and Coleman, a conglomerate.  From 1976 to 1978, Dr. Beeley held a Royal Society Overseas Research Fellow at ETH, Zurich, Switzerland.  Dr. Beeley has a B.Sc. Honours (Class 1) degree in Chemistry from the University of Liverpool, U.K. and a Ph.D. in Chemistry from the University of Manchester, U.K.

Item 2.    Properties

We currently lease 86,962 square feet of laboratory and office space at 11099 North Torrey Pines Road, La Jolla, California 92037. Of this leased space, as of December 31, 2004 we subleased approximately 26,207 square feet to other companies. Our lease for this facility expires on December 31, 2006, with an option to renew for an additional period of five years. Our current monthly lease obligations for rent are approximately $258,000, which includes space that has been sublet to other companies. In addition, we are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs vary each month, and historically have been approximately $132,000 per month. We believe that our existing facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2004.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the NASDAQ National Market on June 22, 2004 under the symbol “SNMX.” The following table sets forth the high and low sales prices per share of our common stock as traded on the NASDAQ National Market for the periods indicated.

Fiscal 2004 Quarter ended	March 31, 2004		June 30, 2004	September 30, 2004	December 31, 2004
High	$	n/a	$7.70	$9.95	$11.75
Low	$	n/a	$5.95	$5.20	$8.24

The last sale price for our common stock as reported by the NASDAQ National Market on February 28, 2005 was $11.03 per share.  As of February 28, 2005, there were approximately 138 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2004.

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

As of December 31, 2004, we estimate that we had used approximately $472,000 for the purchase of equipment and approximately $5.7 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

Item 6.    Selected Financial Data

The Statement of Operations Data and Balance Sheet Data presented below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statement included in this Annual Report on Form 10-K.  Amounts are in thousands, except share and per share amounts.

	Years ended December 31,
	2004	2003	2002	2001	2000
Statements of Operations Data:
Revenue under collaborative agreements	$8,347	$9,537	$7,327	$2,275	$115
Operating expenses:
Research and development	16,907	16,802	17,635	16,263	6,137
General and administrative	5,553	4,096	4,154	4,952	3,196
Stock-based compensation:
Research and development	1,411	1,293	540	1,240	1,854
General and administrative	4,625	4,997	158	378	372
Total operating expenses	28,496	27,188	22,487	22,833	11,559
Loss from operations	(20,149)	(17,651)	(15,160)	(20,558)	(11,444)
Interest income, net	435	198	339	329	699
Net loss	$(19,714)	$(17,453)	$(14,821)	$(20,229)	$(10,745)
Basic and diluted net loss per share(1):
Historical	$(1.40)	$(10.03)	$(9.60)	$(17.30)	$(12.30)
Pro Forma	$(0.89)	$(0.97)
Shares used to compute basic and diluted net loss per share(1):
Historical	14,040,727	1,739,380	1,544,268	1,169,134	873,241
Pro Forma	22,143,380	17,944,686

(1)          Please see Note 1 to our financial statements for an explanation of the method used to calculate the historical and pro forma net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$40,847	$17,058	$27,586	$24,726	$14,540
Working capital	36,841	15,160	22,667	20,862	12,345
Total assets	43,802	20,440	34,720	34,402	26,485
Long-term obligations	—	—	906	729	—
Accumulated deficit	(84,396)	(64,682)	(47,229)	(32,408)	(12,179)
Total stockholders’ equity	38,373	17,104	28,219	29,057	23,939

A summary of our unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 is included in footnote 8 to our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes to Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Certain statements contained in this annual report on Form 10-K, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this annual report on Form 10-K.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview and Recent Developments

We are a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products and generate cost of goods savings, while maintaining or enhancing taste.  We license our flavor ingredients to our collaborators on an exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with four of the world’s leading packaged food and beverage companies: Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Our existing collaboration agreements provide for research and development funding, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers and taste modulators.  Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.  In addition, future collaboration agreements may provide for up-front license fees.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2004 our accumulated deficit was $84.4 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop new flavors, flavor enhancers and taste modulators or the ability of our product discovery and development collaborators to incorporate them into their products;

•                  our ability to enter into new, or extend existing, product discovery and development collaborations and technology collaborations;

•                  the demand for our collaborators’ products containing our flavors, flavor enhancers and taste modulators; and

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

In March 2005, we were notified by the Flavor and Extract Manufacturers Association (FEMA) that our savory enhancers S807 and S336 have been determined to be Generally Recognized as Safe (GRAS) under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration,  In addition, two of our other savory enhancers, S263 and S976, which are related to S336, were also determined to be GRAS.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. As of December 31, 2004, we have recognized cumulative revenue under our collaborations of $27.6 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

From the company’s inception date to the present, research and development payments represented the primary source of our revenue. Based on current collaborations, we anticipate that substantially all of our revenues in the near future will be derived from research and development payments, and we may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

In addition, in the event our collaborators launch products incorporating our flavors, flavor enhancers and taste modulators, we will receive royalty payments based upon the future sales of those products, which, if received, could be significantly larger than research and development funding or milestone payments. In order for us to generate royalty revenue and become profitable, we must retain our existing or establish new product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our four primary programs: savory, sweet, salt and bitter. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel related expenses, facilities and depreciation, research and development supplies, patent and licensing, and outside services. We charge research and development expenses to operations as incurred.

The research and development payments we have received from our collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé historically have not covered all of our research and development expenses. We expect that our research and development expenses are likely to increase in the future as a result of our existing product discovery and development collaborations, internal product discovery and development activities and technology development and any expansion of these activities.

At this time, due to the risks inherent in the discovery of flavors, flavor enhancers and taste modulators, we are unable to estimate with any certainty the costs we will incur in the continued development of our flavors, flavor enhancers and taste modulators for commercialization. In March 2005, we received FEMA GRAS determination on S807, S336, S263 and S976 from our savory program.  We anticipate that we will receive FEMA GRAS determination on lead compounds in our sweet and salt programs within an estimated 18 to 24 months and 24 to 30 months, respectively from December 31, 2004.  We have not determined an estimate for the timing of FEMA GRAS determination for taste modulators in our bitter program as of this time.

We anticipate that we will make determinations regarding the research and development projects to pursue and the funding of each project on an ongoing basis in response to the progress of each discovery and development program, as well as an ongoing assessment of its market potential. We cannot be certain when any net cash inflow from the commercialization of our flavors, flavor enhancers and taste modulators will commence.

In 2000, we paid $2.5 million to acquire a perpetual license from Aurora for the rights to the use of certain assays and paid Incyte $6.5 million for access to Incyte’s database for a three year period. The use of these assays and the receptors identified from the database have been utilized in our efforts with its collaborative partners. The license and database were determined to have alternative future uses and therefore, capitalized and amortized to research and development expense over the estimated useful life of the license and over the three years of the access to the database.

Our ability to complete the development of our current product candidates is subject to many risks and uncertainties. These risks include the risks, among others, that:

•                  we are substantially dependent upon our collaborators for research and development funding;

•                  our collaborators may terminate their respective collaboration programs early;

•                  we may not be able to discover flavors, flavor enhancers or taste modulators with the desired taste attributes;

•                  we may not be successful in developing flavors, flavor enhancers or taste modulators with attributes required for use in commercial products;

•                  we may be unable to maintain FEMA GRAS determination for our savory product candidates; and

•                  we may be unable to obtain FEMA GRAS determination for candidates in our other programs.

If we do not complete the development of our flavors, flavor enhancers and taste modulators on a timely basis, our collaborators may terminate or not renew our collaboration agreements, we may begin receiving revenue from the commercialization of products incorporating our flavors, flavor enhancers and taste modulators later than anticipated, or not at all, and it may be more difficult to enter into new collaboration agreements. In any of these cases, we may require substantial additional funding in order to continue development of our flavors, flavor enhancers and taste modulators.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel related expenses related to business development, legal, financial and other administrative functions. We expect that our general and administrative expenses will continue to increase in 2005 as a result of becoming a public company due to the additional reporting requirements imposed on public companies, particularly in light of recently enacted legislation such as the Sarbanes-Oxley Act of 2002 and related governmental and securities industry rules and regulations.

Stock-Based Compensation

We have recorded deferred compensation for stock options and stock awards granted equal to the difference between the exercise price and the fair value of our common stock on the date of grant as determined for the purpose of recording our IPO cheap stock calculation. We record options or awards issued to non-employees at their fair value in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and periodically remeasure them in accordance with Emerging Issues Task Force No.

(“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognize them over the service period. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation of $442,000 and $13.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded these amounts as a component of stockholders’ equity and amortize them, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded employee and non-employee stock-based compensation expense of $6.0 million, $6.3 million and $698,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We expect that the charges to be recognized in future periods from amortization of deferred compensation related to employee stock option grants will be $2.3 million, $1.0 million and $143,000 for the years ending December 31, 2005, 2006 and 2007, respectively.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (SFAS No. 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. The accounting provisions of SFAS No. 123R will be effective for the third quarter of fiscal 2005. SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

SFAS No. 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123. For such pro forma disclosures, please see the discussion under the heading “Stock-Based Compensation” in Note 1 to our Financial Statements.  We are in the process of determining how the new method of valuing stock-based compensation as prescribed in SFAS No. 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our financial statements.

Results of Operations

Years Ended December 31, 2004, 2003 and 2002

Revenue Under Collaboration Agreements

We recorded revenue of $8.3 million, $9.5 million and $7.3 million during the years ended December 31, 2004, 2003 and 2002, respectively.  Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the years ended December 31, 2004, 2003 and 2002.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $16.9 million, $16.8 million and $17.6 million for the years ended December 31, 2004, 2003 and 2002.  Stock-based compensation expenses charged to research and development for the years ended December 31, 2004, 2003 and 2002 were $1.4 million, $1.3 million and $540,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Salaries and personnel	$7,211	$5,466	$4,951
Facilities and depreciation	4,449	4,498	3,083
Research and development supplies	1,989	2,299	3,260
Patent and licensing	1,588	3,741	4,103
Outside services	1,357	479	1,950
Miscellaneous	313	317	289
Total research and development expenses	$16,907	$16,802	$17,635

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $7.2 million, $5.5 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The increase of $1.7 million from 2003 to 2004 was primarily due to increases in payroll expenses, recruiting expenses and employee benefits expenses of approximately $1.4 million, $158,000 and $125,000, respectively.  Our research and development staff increased from an average of 50 for the year ended December 31, 2003 to an average of 56 for the year ended December 31, 2004.  The increase in staff was primarily to support continuing optimization of product candidates from our research programs.  The increase of $515,000 from 2002 to 2003 was primarily due to increased salaries and recruiting expenses.  Our research and development staff increased from an average of 45 for the year ended December 31, 2002 to an average of 50 for the year ended December 31, 2003.  The increase in staff was primarily to support continuing optimization of product candidates from our research programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $4.4 million, $4.5 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease of $49,000 from 2003 to 2004 was primarily attributable to a reduction of depreciation expense of approximately $506,000, offset by an increase in rent expense and other related costs of approximately $436,000 incurred as a result of occupying additional space within our facility for the full year, as opposed to part of the year in 2003. The increase of $1.4 million from 2002 to 2003 was primarily attributable to expanding into additional space within our facility to accommodate additional research and development personnel hired for optimization of product candidates.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.0 million, $2.3 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The decrease of $310,000 from 2003 to 2004 was primarily attributable to reduced screening activities as our research and development activities have advanced into certain less expensive optimization activities.  The decrease of $961,000 from 2002 to 2003 was primarily attributable to reduced chemical library purchases and related screening activity as our research and development activities advanced into certain less expensive compound optimization activities.

Patent and Licensing.  Our patent and licensing expenses were $1.6 million, $3.7 million and $4.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The decrease of $2.2 million from 2003 to 2004 was primarily attributable to reduced licensing fees in 2004 compared to 2003.  Included in licensing fees was the amortization of certain licenses totaling $2.9 million for the year ended December 31, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the year ended December 31, 2004.  This decrease was partially offset by an increase of approximately $656,000 incurred for outside patent legal fees associated with developing our intellectual property portfolio.  The decrease of $362,000 from 2002 to 2003 was primarily attributable to reduced outside patent legal fees.  Included in these costs was amortization of licenses totaling $2.9 million in 2003 and $3.0 million in 2002.

Outside Services.  Our outside services expenses were $1.4 million, $479,000 and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The increase of $878,000 from 2003 to 2004 was primarily attributable to costs incurred for outsourced development activities, including regulatory studies and product candidate synthesis scale-up.  The decrease of $1.5 million from 2002 to 2003 was primarily attributable to the full year impact of the conclusion in 2002 of research and development support performed by Aurora, which totaled $2.0 million, partially offset by outsourced chemical synthesis and analysis of product candidates in 2003.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $5.6 million, $4.1 million and $4.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Stock-based compensation expenses charged to general and administrative for the years ended December 31, 2004, 2003 and 2002 were $4.6 million, $5.0 million and $158,000, respectively.  The $1.5 million increase in expenses (other than stock-based compensation expense) from 2003 to 2004 was primarily attributable to an increase in expenses for personnel and related expenses of approximately $849,000, an increase in facilities expense of approximately $319,000, and an increase in public relations and marketing costs of approximately $263,000.  The $57,000 decrease in expenses from 2002 to 2003 was primarily attributable to a decrease of $492,000 in personnel and related expenses attributable to reduced business development activities and financing activities, offset by an increase of $280,000 in facility costs and $155,000 in legal and miscellaneous costs.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $6.0 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003.  The decrease in overall stock-based compensation expense is primarily due to a decrease in compensation expense in 2004 compared to 2003 for stock options granted to employees, partially offset by an increase in compensation expense in 2004 compared to 2003 for stock options granted to non-employees, as the fair value of these options at December 31, 2004 was revalued in accordance with EITF Issue No. 96-18.  Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased to $6.3 million for the year ended December 31, 2003 from $698,000 for the year ended December 31, 2002.  The increase in overall stock-based compensation expense is primarily due to an increase in compensation expense in 2003 compared to 2002 for stock options granted to employees and the increase in fair values of options granted in 2003 as a result of our initial public offering in June 2004.  In connection with the grant of stock options to employees, we recorded deferred stock-based compensation of $442,000 and $13.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded these amounts as a component of stockholders’ equity and amortize them, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options.

Interest Income, net

Interest income was $435,000, $268,000 and $496,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  The increase of $167,000 from 2003 to 2004 was primarily attributable to our higher average cash balances for the year ended December 31, 2004 as a result of our initial public offering in June 2004, which generated higher interest earnings on those balances.  Conversely, the decrease of $228,000 from 2002 to 2003 was primarily attributable to our lower average cash balances from the year ended December 31, 2003 as compared to the year ended December 31, 2002, which generated lower interest earnings on those balances.  Interest expense was $0, $70,000 and $157,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  Interest expense decreased $70,000 from 2004 to 2003 and $87,000 from 2003 to 2002 due to the payment in full of equipment financing debt in July 2003.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of December 31, 2004 we had received in excess of $106.2 million in proceeds from the sales of common and preferred stock.  In addition, we had received $29.5 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $2.3 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $19.2 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavors, flavor enhancers and taste modulators.

At December 31, 2004, we had $40.8 million in cash, cash equivalents and investments available-for-sale as compared to $17.1 million at December 31, 2003, an increase of $23.7 million.  This overall increase resulted primarily from the sale of common stock for net proceeds of $35.0 million.

Operating Activities

Operating activities used cash of $10.1 million for the year ended December 31, 2004 compared to $8.3 million for the year ended December 31, 2003.  Operating cash flow in 2004 compared to the prior year period reflects an increase in our net loss of $2.3 million.  Non-cash expenses for the year ended December 31, 2004 decreased $3.7 million to $7.5 million for the year ended December 31, 2004 from $11.2 million for the year ended December 31, 2003.  This decrease was primarily due to relative decreases in depreciation and license amortization expense of approximately $3.6 million, specifically the amortization of certain licenses totaling $2.9 million for the year ended December 31, 2003.  The related licenses were fully amortized at December 31, 2003, thus we did not have any non-cash amortization expense relating to the amortization of these licenses for the year ended December 31, 2004.  Additionally, net increases in operating assets and liabilities over the year ended December 31, 2004 provided cash of $2.1 million, while net decreases in operating assets and liabilities over the year ended December 31, 2003 used cash of $2.0 million.

Operating activities used cash of $8.3 million for the year ended December 31, 2003 compared to $8.7 million for the year ended December 31, 2002.  Operating cash flow in 2003 compared to the prior year period reflects an increase in our net loss of $2.6 million.  Non-cash expenses for the year ended December 31, 2003 increased $5.6 million to $11.2 million for the year ended December 31, 2003 from $5.5 million for the year ended December 31, 2002.  This increase was primarily due to the increase in amortization of deferred compensation of $4.4 million from $635,000 in 2002 to $5.0 million in 2003.  Additionally, stock-based compensation for non-employees increased $1.2 million from $63,000 in 2002 to $1.3 million in 2003.  Additionally, net decreases in operating liabilities over the year ended December 31, 2003 used cash of $1.4 million, while net increases in operating liabilities over the year ended December 31, 2002 provided cash of $474,000.

Investing Activities

Investing activities used cash of $21.3 million for the year ended December 31, 2004, and provided cash of $1.7 million for the year ended December 31, 2003.  Cash used in 2004 reflects the purchases of available-for-sale securities with the proceeds from our initial public offering in June 2004 to obtain higher rates of interest income.    Cash provided in 2003 reflects the maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities.

 Investing activities provided cash of $1.7 million for the year ended December 31, 2003, and used cash of $8.1 million for the year ended December 31, 2002.  Cash provided in 2003 reflects the maturities of available-for-sale securities, partially offset by purchases of available-for-sale securities. Cash used in 2002 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $35.0 million for the year ended December 31, 2004, used cash of $1.7 million for the year ended December 31, 2003, and provided cash of $14.0 million for the year ended December 31, 2002.  Cash provided by financing activities in 2004 reflects the net proceeds from the sale of common stock of $35.0 million, primarily from the sale of common stock during our initial public offering.  Cash used by financing activities in 2003 reflects the repayment of equipment financing arrangements of $1.8 million, offset by the net proceeds of $53,000 from the issuance of common stock.  Cash provided by financing activities in 2002 reflects the net proceeds from the issuance of preferred stock of $13.0 million and proceeds from equipment financing loans of $1.6 million, partially offset by the repayment of equipment financing loans of $905,000.

As of December 31, 2004 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$8,228	$4,054	$4,174	$—	$—
License payments	332	120	89	51	72
Total	$8,560	$4,174	$4,263	$51	$72

As of December 31, 2004, we had no long-term debt obligations.

As of December 31, 2004, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $213,000.  In the next twelve months, we also plan to spend approximately $1.5 to $2.5 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to payments which total up to $26.6 million.  In 2005, we anticipate receiving $5.2 million in non-refundable research and development funding and $375,000 in milestone payments.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.  Our non-cash stock-based compensation expense will vary upon the volatility of our stock price, the risk-free interest rate, the expected life of our stock options, the closing price of our stock, the strike price at which stock options are granted and the number of options granted.  Our non-cash stock-based compensation expense will vary upon the implementation of SFAS No. 123R or other similar accounting changes.

As of December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition.

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 101 (as amended by SAB No. 104), Revenue Recognition in Financial Statements and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including research funding, milestones, and royalties.

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

Stock-based Compensation.

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock options granted to employees using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and the Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB 25.  Pursuant to these guidelines, we measure the intrinsic value of the option or restricted stock award on its grant date as the difference between the purchase price of the restricted stock or the exercise price of employee stock options and the fair market value of our stock on the date of issuance or grant, and expense the difference, if any, over the vesting period of the option or restricted stock award.

SFAS No. 123 required stock-based compensation to be accounted for under the fair value method.  If we adopted SFAS No. 123 to account for options granted to employees under our stock-based compensation plans, our loss would have been materially impacted.  The impact of this method is disclosed in the notes to the financial statements.

Options or stock awards are issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, and periodically remeasured in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognized over the related service period.

New Accounting Pronouncements

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the FASB approved FASB Staff Position, or FSP, EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved.  As of December 31, 2004, these issues have not yet been resolved. We do not expect the adoption of EITF 03-1 to have a material effect on our results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS No. 123R will be effective for the third quarter of fiscal 2005.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion under the heading “Stock-based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

Risk Factors

You should consider carefully the following information about the risks described below, together with the other information contained in this annual report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected.  In these circumstances, the market price of our common stock would likely decline.

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavors, flavor enhancers or taste modulators we may discover.

A key element of our strategy is to commercialize our flavors, flavor enhancers and taste modulators through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators.

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

We do not currently have a commercialized product and cannot assure you we will have a commercialized product in the foreseeable future, or at all. We will be dependent on our current and any other possible future collaborators to commercialize any flavors, flavor enhancers or taste modulators that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavors, flavor enhancers or taste modulators, or may pursue a competitor’s product if our flavors, flavor enhancers or taste modulators do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavors, flavor enhancers and taste modulators and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

•                  we disagree with our collaborators as to the parties’ respective licensing rights to our flavors, flavor enhancers and taste modulators, methods or other intellectual property we develop;

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

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavors, flavor enhancers and taste modulators for use within one or more defined packaged food and beverage product fields on an exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive or co-exclusive, we will not be able to enter into a collaboration agreement with any other food and beverage company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavors, flavor enhancers or taste modulators useful for formulation into products.

We may not succeed in developing flavors, flavor enhancers or taste modulators with the appropriate attributes required for use in successful commercial products. Successful flavors, flavor enhancers and taste modulators require, among other things, appropriate biological activity, including the correct flavor or flavor enhancer property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavors, flavor enhancers and taste modulators must also be cost-efficient for our collaborators. We may not be able to develop flavors, flavor enhancers or taste modulators that meet these criteria.

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any flavors, flavor enhancers or taste modulators can be incorporated into products that are sold, we would be unable to commercialize our flavors, flavor enhancers and taste modulators and our business would be adversely affected.

In March 2005, we obtained a Generally Recognized as Safe, or GRAS, determination for S807, S336, S263 and S976.  Apart from these compounds, we do not have GRAS determination or regulatory approval for any other product candidate at this time. In the United States, the development, sale and incorporation of our flavors, flavor enhancers or taste modulators into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

Depending on the amount or intended use of a particular flavor enhancer or taste modulator added to a product and the number of product categories in which the flavor enhancer or taste modulator will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors, flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavors, flavor enhancers and taste modulators that will be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process, which we expect will take 12 to 18 months and is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take eight years or more. The FEMA GRAS review process may take longer than 18 months and cost more than $1 million if additional safety studies are requested by the FEMA expert panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor enhancer or taste modulator’s intended use, the amount of the flavor enhancer or taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the flavor enhancer or taste modulator will be incorporated, whether the flavor enhancer or taste modulator imparts sweetness, the safety profile of the flavor enhancer or taste modulator and the FEMA expert panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor enhancer or taste modulator, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor enhancer or taste modulator does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our flavors, flavor enhancers or taste modulators outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination or FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination or FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and flavors, flavor enhancers and taste modulators not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

Even if we or our collaborators receive a GRAS determination or regulatory approval and incorporate our flavors, flavor enhancers or taste modulators into products, those products may never be commercially successful.

Even if we discover and develop flavors, flavor enhancers and taste modulators that obtain the necessary GRAS determination or regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those flavors, flavor enhancers or taste modulators. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavors, flavor enhancers or taste modulators that we may discover, including:

•                  health concerns, whether actual or perceived, or unfavorable publicity regarding our flavors, flavor enhancers and taste modulators or those of our competitors;

•                  the timing of market entry as compared to competitive products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavors, flavor enhancers and taste modulators.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $19.7 million for the year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of approximately $84.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our four existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to discover and develop flavors, flavor enhancers and taste modulators or the ability of our product discovery and development collaborators to incorporate them into packaged food and beverage products;

•                  our receipt of milestone payments in any particular period;

•                  the ability and willingness of collaborators to commercialize products incorporating our flavors, flavor enhancers and taste modulators on expected timelines, or at all;

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

•                  the demand for our collaborators’ products containing our flavors, flavor enhancers and taste modulators; and

•                  general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

The price of our common stock is volatile.

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $6 per share to approximately $13 per share in March 2005. The market price of our common stock may fluctuate in response to many factors, including:

•                  developments related to the FEMA GRAS determination and international regulatory approval of our products;

•                  developments concerning our collaborative agreements;

•                  announcements of technological innovations by us or others;

•                  developments in patent or other proprietary rights;

•                  results of safety evaluation of our flavors, flavor enhancers and taste modulators;

•                  results of consumer acceptance testing of our flavors, flavor enhancers and taste modulators by our collaborators;

•                  future sales of our common stock by existing stockholders;

•                  comments by securities analysts;

•                  general market conditions;

•                  fluctuations in our operating results;

•                  government regulation;

•                  failure of any of our flavors, flavor enhancers or taste modulators, if approved, to achieve commercial success; and

•                  public concern as to the safety of our flavors, flavor enhancers, and taste modulators.

Changes in financial accounting standards related to stock option expenses are expected to have a significant effect on our reported results.

The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our projected future financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the third quarter of fiscal 2005 could negatively affect our stock price and our stock price volatility.

We may need to obtain additional capital to fund our operations.

If we are unable to successfully commercialize our flavors, flavor enhancers and taste modulators, we may need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund new research, discovery or development programs;

•                  advance additional product candidates into and through the regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavors, flavor enhancers and taste modulators, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Chief Scientific Officer and Sr. Vice President, Research, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Vice President, General Counsel and Corporate Secretary and John Poyhonen, our Vice President and Chief Financial and Business Officer.  The terms of these agreements are described under the heading “Management—Employment Agreements” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.  We have entered into an employment letter agreement with Nigel R.A. Beeley, Ph.D., our Vice President, Discovery, the terms of which are included in Item 11 of this Form 10-K. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 74 on December 31, 2004 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavors, flavor enhancers and taste modulators on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavors, flavor enhancers and taste modulators on a commercial scale. Therefore, the commercialization of our flavors, flavor enhancers and taste modulators will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavors, flavor enhancers and taste modulators on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food and beverage regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavors, flavor enhancers and taste modulators. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

Further, because our flavors, flavor enhancers and taste modulators are regulated as food products under the Federal Food, Drug and Cosmetic Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the Federal Food, Drug and Cosmetic Act or the FDA’s implementing regulations may adversely affect the manufacture and/or distribution of our products in commerce.

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

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and flavors, flavor enhancers and taste modulators. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavors, flavor enhancers and taste modulators. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Linguagen Corp., Mount Sinai School of Medicine, The Scripps Research Institute, the University of California, Monell Chemical Senses Corp., the Warner-Lambert Company, Virginia Commonwealth University and the German Institute of Human Nutrition. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavors, flavor enhancers and taste modulators or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect. In addition, it is possible that some of the flavors, flavor enhancers or taste modulators that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavors, flavor enhancers or taste modulators and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavors, flavor enhancers and taste modulators. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We are not aware of any products currently available or under development that would compete with the flavors, flavor enhancers and taste modulators that we are developing under our sweet and salt programs. Savory flavor enhancers, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food and beverage industry. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food and beverage products instead of our savory flavors, flavor enhancers and taste modulators.  In addition, we may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavors, flavor enhancers and taste modulators. We are aware of one other company, Linguagen Corp., a privately-held company that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP, and has announced research and development collaborations with several companies. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavors, flavor enhancers and taste modulators.

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

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavors, flavor enhancers or taste modulators that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by our collaborators of commercial products incorporating our flavors, flavor enhancers and taste modulators, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our flavors, flavor enhancers or taste modulators, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the FEMA GRAS determination we must obtain prior to incorporating our flavors, flavor enhancers and taste modulators into a commercial product will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavors, flavor enhancers and taste modulators. Any indemnification we receive from such collaborators for product liability that does not arise from our flavors, flavor enhancers and taste modulators may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavors, flavor enhancers and taste modulators or products incorporating our flavors, flavor enhancers and taste modulators, our liability could exceed our total assets.

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

Risks Related To Our Common Stock

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

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

Our shareholder rights plan may hinder or prevent change of control transactions.

Our shareholder rights plans may discourage transactions involving an actual or potential change in our ownership.  In addition, our board of directors may issue shares of preferred stock without any further action by you.  Such issuances may have the effect of delaying or preventing a change in our ownership.  If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current board of directors to be removed and replaced, even if you and other stockholders believe such actions are in the best interests of us and our stockholders.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily the interests of other stockholders.

As of September 30, 2004, our executive officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 63% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of investors in this offering or other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

San Diego, California
February 14, 2005

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2004	2003
Assets:
Current assets:

Cash and cash equivalents	$17,085	$13,493
Investments available-for-sale	23,762	3,565
Other current assets	1,213	1,257

Total current assets	42,060	18,315

Property and equipment, net	1,742	2,125

Total assets	$43,802	$20,440

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$3,208	$1,679
Other current liabilities	153	61
Deferred revenue	1,858	1,415

Total current liabilities	5,219	3,155

Deferred rent	210	181

Commitments
Stockholders’ equity:
Convertible preferred stock, $.001 par value; 7,500,000 and 37,079,311 shares authorized, 0 and 25,825,827 shares designated, 0 and 25,825,826 issued and outstanding at December 31, 2004 and 2003; liquidation preference of $79,690	—	70,150
Common stock, $.001 par value, 120,000,000 and 51,495,732 shares authorized; 25,309,565 and 2,020,736 shares issued and outstanding at December 31, 2004 and 2003, respectively	25	2
Additional paid-in-capital	126,243	20,173
Deferred compensation	(3,492)	(8,540)
Accumulated other comprehensive income	(7)	1
Accumulated deficit	(84,396)	(64,682)

Total stockholders’ equity	38,373	17,104

Total liability and stockholders’ equity	$43,802	$20,440

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2004	2003	2002

Revenue under collaborative agreements	$8,347	$9,537	$7,327
Operating expenses:
Research and development	16,907	16,802	17,635
General and administrative	5,553	4,096	4,154
Stock-based compensation:
Research and development	1,411	1,293	540
General and administrative	4,625	4,997	158

Total operating expenses	28,496	27,188	22,487

Loss from operations	(20,149)	(17,651)	(15,160)

Interest income	435	268	496
Interest expenses	—	(70)	(157)

Net loss	$(19,714)	$(17,453)	$(14,821)

Basic and diluted net loss per share	$(1.40)	$(10.03)	$(9.60)

Shares used to compute basic and diluted net loss per share	14,040,727	1,739,380	1,544,268

Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	$(0.89)	$(0.97)	$(0.84)

Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	22,143,380	17,944,686	17,749,574

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Preferred Stock		Common Stock		Common stock	Additional paid-in	Deferred	Unrealized gain (loss) on	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	issuable	capital	compensation	investments	deficit	equity

Balance at December 31, 2001	21,312,752	$57,147	1,769,257	$2	$6	$5,305	$(996)	$—	$(32,408)	$29,056

Issuance of Series E Convertible preferred stock at $2.8999 per share for cash, net of issuance costs of $85	4,513,074	13,003	—	—	—	—	—	—	—	13,003
Issuance of common stock related to license agreement	—	—	1,632	—	(4)	4	—	—	—	—
Issuance of common stock to consultants	—	—	1,020	—	(2)	2	—	—	—	—
Issuance of common stock to employees related to the exercise of options	—	—	218,225	—	—	290	—	—	—	290
Repurchase of common stock from employees	—	—	(46,243)	—	—	(16)	—	—	—	(16)
Compensation related to restricted stock issued to consultants	—	—	—	—	—	63	—	—	—	63
Compensation related to common stock issuable related to license agreement	—	—	—	—	3	—	—	—	—	3
Amortization of deferred compensation	—	—	—	—	—	—	635	—	—	635
Reduction of deferred compensation for unvested employee common stock options and restricted shares repurchased	—	—	—	—	—	(73)	73	—	—	—
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	—	(14,821)	(14,821)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(14,815)
Balance at December 31, 2002	25,825,826	70,150	1,943,891	2	3	5,575	(288)	6	(47,229)	28,219

Issuance of common stock related to license agreement	—	—	4,080	—	(3)	3	—	—	—	—
Issuance of common stock to employees related to the exercise of options	—	—	29,273	—	—	23	—	—	—	23
Repurchase of unvested common stock from employees	—	—	(23,826)	—	—	(19)	—	—	—	(19)
Compensation related to stock options to employees	—	—	—	—	—	13,329	(13,329)	—	—	—
Issuance of restricted stock issued to consultants	—	—	67,318	—	—	49	—	—	—	49
Compensation related to restricted stock issued to consultants	—	—	—	—	—	1,253	—	—	—	1,253
Amortization of deferred compensation	—	—	—	—	—	—	5,037	—	—	5,037
Reduction of deferred compensation for unvested employee common stock options and restricted shares repurchased	—	—	—	—	—	(40)	40	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(17,453)	(17,453)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(17,458)

Balance at December 31, 2003	25,825,826	70,150	2,020,736	2	—	20,173	(8.540)	1	(64,682)	17,104

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Preferred Stock		Common Stock		Common stock	Additional paid-in	Deferred	Unrealized gain (loss) on	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	issuable	capital	compensation	investments	deficit	equity

Balance at December 31, 2003	25,825,826	$70,150	2,020,736	$2	$—	$20,173	$(8,540)	$1	$(64,682)	$17,104

Issuance of common stock to employees related to the exercise of options	—	—	667,509	1	—	688	—	—	—	689
Repurchase of unvested common stock from employees and consultants	—	—	(41,661)	—	—	(31)	—	—	—	(31)
Compensation related to stock options to employees	—	—	—	—	—	442	(442)	—	—	—
Compensation related to restricted stock issued to consultants	—	—	—	—	—	1,119	—	—	—	1,119
Amortization of deferred compensation	—	—	—	—	—	—	4,917	—	—	4,917
Reduction of deferred compensation for unvested employee stock options	—	—	—	—	—	(573)	573	—	—	—
Issuance of common stock related to exercise of warrant	—	—	7,675	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(25,825,826)	(70,150)	16,205,306	16	—	70,134	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	6,450,000	6	—	34,291	—	—	—	34,297
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(19,714)	(19,714)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(19,722)

Balance at December 31, 2004	—	$—	25,309,565	$25	$—	$126,243	$(3,492)	$(7)	$(84,396)	$38,373

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating Activities
Net loss	$(19,714)	$(17,453)	$(14,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,462	2,017	1,829
Common stock issued for license	—	—	3
Amortization of loan discount	—	8	5
Stock-based compensation for non-employees	1,119	1,253	63
Amortization of deferred compensation	4,917	5,037	635
Amortization of license fees	—	2,868	3,007
Change in operating assets and liabilities:
Other assets	44	(581)	77
Accounts payable and accrued expenses	1,621	(435)	87
Deferred revenue	443	(1,151)	387
Deferred rent	29	181	—
Net cash used in operating activities	(10,079)	(8,256)	(8,728)

Investing activities
Purchases of property and equipment	(1,079)	(552)	(2,370)
Purchases of available-for-sale securities	(27,505)	(9,715)	(30,953)
Maturities of available-for-sale securities	7,300	11,927	25,177
Net cash (used in) provided by investing activities	(21,284)	1,660	(8,146)

Financing activities
Proceeds from loans	—	—	1,580
Repayment of loans	—	(1,768)	(905)
Proceeds from issuance of preferred stock	—	—	13,003
Proceeds from issuance of common stock	34,986	53	274
Repurchase of common stock	(31)	—	—
Net cash provided by (used in) financing activities	34,955	(1,715)	13,952

Net increase (decrease) in cash and cash equivalents	3,592	(8,311)	(2,922)
Cash and cash equivalents at beginning of year	13,493	21,804	24,726
Cash and cash equivalents at end of year	$17,085	$13,493	$21,804

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$74	$147

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock into common stock	$70,150	$—	$—

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. The Company has entered into product discovery and development collaborations with four of the world’s leading packaged food and beverage companies: Campbell Soup Company (“Campbell Soup”), The Coca-Cola Company (“Coca-Cola”), Kraft Foods Global, Inc. (“Kraft Foods”), and Nestlé SA (“Nestlé”). The Company’s collaboration agreements provide for research funding, milestone payments if the Company achieves development goals and royalties on future sales of consumer products incorporating the Company’s flavors, flavor enhancers and taste modulators. The Company currently has programs focused on the development of savory, sweet, salt and bitter flavors, flavor enhancers and taste modulators.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Investments Available-for-Sale

The Company’s surplus cash is invested in auction rate securities, government agency bonds and United States Treasury securities with maturity dates of less than one year. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments available-for-sale, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Concentration of Credit Risk and Major Collaborations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash, cash equivalents and investments available-for-sale. The Company limits its exposure to credit loss by placing its cash, cash equivalents, and investments with high credit quality financial institutions in instruments with short maturities.

The Company derives its revenues from a relatively small number of collaborators. For the year ended December 31, 2004, revenues from four collaborators accounted for 17%, 23%, 24% and 36%, respectively, of total revenues. For the year ended December 31, 2003, revenues from four collaborators accounted for 22%, 28%, 28% and 22%, respectively, of total revenues. For the year ended December 31, 2002, revenues from four collaborators accounted for 31%, 23%, 27% and 19%, respectively, of total revenues.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.

Intangible Assets

The Company amortizes intangible assets over their estimated useful lives. To date, the intangible assets have consisted of certain technology and databases acquired from Aurora Biosciences Corporation (“Aurora”) and Incyte Genomics, Inc. (“Incyte”) which were amortized to research and development expense over three years. As of December 31, 2003, the intangible assets were fully amortized.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2004.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 101 (as amended by SAB No. 104), Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is deferred for fees received before earned. Some of the Company’s agreements contain multiple elements, including research funding, milestones and royalties.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Non-refundable upfront fees, if any, not associated with future Company performance, will be recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned. To date, the Company has not earned any royalties.

Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, patents and licenses and outside services. The Company has licensed certain technology and databases used in its collaborative agreements, which have been capitalized in accordance with SFAS No. 2,

Accounting for Research and Development Costs, and amortized to research and development expense over their estimated useful lives.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income (loss), as of December 31, 2004 and 2003, consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for its employee stock options. Under APB No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. The Company has recorded deferred stock compensation of $13.3 million during the year ended December 31, 2003 and $442,000 during the year ended December 31, 2004 for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company granted stock options and stock awards to non-employees as follows: 468,937, 97,508, and 134,636 for the years ended December 31, 2004, 2003 and 2002, respectively. Compensation expense related to non-employee stock option grants and stock awards was $1.1 million, $1.3 million and $63,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The options were valued using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002: (a) risk free interest rates of 3.0%; (b) dividend yield of 0%, (c) expected volatility of 70%; and (d) expected life of five years for all periods.

As required under SFAS No. 123, the pro forma effects of employee stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2004, 2003, and 2002: (a) risk-free interest rate of 3.0%; (b) expected dividend yield of 0%; (c) volatility factor of 70%; and (d) five-year estimated life of the options. The estimated weighted average fair value of stock options granted during 2004, 2003 and 2002 was $6.55, $15.74 and $0.45, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Net loss as reported	$(19,714)	$(17,453)	$(14,821)
Add: Stock-based employee compensation expense included in net loss	4,917	5,037	635
Deduct: Stock-based employee compensation expense determined under fair value method	(6,452)	(5,120)	(436)

Pro forma net loss	$(21,249)	$(17,536)	$(14,622)

Basic and diluted net loss per share as reported	$(1.40)	$(10.03)	$(9.60)

Pro forma basic and diluted net loss per share	$(1.51)	$(10.08)	$(9.47)

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Under the provisions of SAB No. 98, common shares issued for nominal consideration (as defined), if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

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

	Year ended December 31,
	2004	2003	2002
Historical:
Net loss	$(19,714)	$(17,453)	$(14,821)

Weighted average common shares	14,354,942	1,975,074	1,890,369
Weighted average unvested common shares subject to repurchase	(314,215)	(235,694)	(346,101)

Denominator for basic and diluted earnings per share	14,040,727	1,739,380	1,544,268

Basic and diluted net loss per share	$(1.40)	$(10.03)	$(9.60)

Pro forma:
Net loss	$(19,714)	$(17,453)	$(14,821)

Pro forma basic and diluted net loss per share	$(0.89)	$(0.97)	$(0.84)

Shares used above	14,040,727	1,739,380	1,544,268
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	8,102,653	16,205,306	16,205,306

Pro forma shares used to compute basic and diluted net loss per share	22,143,380	17,944,686	17,749,574

	Year ended December 31,
	2004	2003	2002

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Preferred stock*	8,102,653	16,205,306	16,205,306
Common stock subject to repurchase	228,092	211,862	297,123
Options to purchase common stock	1,992,710	1,404,598	631,678
Warrants	—	10,199	10,199

	10,323,455	17,831,965	17,144,306

* Represents the number of shares of common stock into which preferred stock was convertible.

Segment Reporting

The Company currently operates in a single operating segment.  The Company generates revenues from collaborations that result primarily from its underlying research and development activities.  In addition, financial results are prepared and reviewed by management as a single operating segment.  The Company periodically evaluates the benefits of operating in distinct segments and will report accordingly when such distinction is made.

Effect of New Accounting Standards

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF Issue No. 03-1 until certain issues are resolved.  As of December 31, 2004 these issues have not been resolved. The Company does not expect the adoption of EITF Issue No. 03-1 to have a material effect on its results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of

SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS No. 123, is described in stock based compensation section of Note 1 above. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Auction Rate Securities	$13,775	$—	$—	$13,775
Government Agency Bonds	9,994	—	(7)	9,987

	$23,769	$—	$(7)	$23,762

The following is a summary of investments available-for-sale securities at December 31, 2003 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Government Agency Bonds	$2,792	$1	$—	$2,793
United States Treasury Securities	772	—	—	772

	$3,564	$1	$—	$3,565

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2004 and 2003. All of the available-for-sale securities have a contractual maturity at December 31, 2004 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Scientific equipment	$5,648	$5,158
Computer equipment	1,974	1,711
Furniture and fixtures	346	223
Leasehold improvements	790	587

	8,758	7,679
Less accumulated depreciation and amortization	(7,016)	(5,554)

	$1,742	$2,125

Depreciation and amortization expense was $1.5 million, $2.0 million, and $1.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accounts payable	$463	$372
Accrued employee benefits	1,648	906
Other accrued liabilities	1,097	401

	$3,208	$1,679

3. Product Discovery and Development Collaborations

Campbell Soup Company.    In March 2001, the Company entered into a collaboration agreement with Campbell Soup to work for a three-year collaborative period for the discovery and development of specified flavors and flavor enhancers. The agreement requires Campbell Soup to make research funding payments over three years totaling $3.6 million. The Company is also eligible to receive milestone payments upon the achievement of a specific product development goal and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient.

The agreement was amended in July 2002 to provide for an option to negotiate the right to expand the field to include additional specified products. The Company received $1.8 million from Campbell Soup for the option, which was recorded as deferred revenue and recognized as revenue ratably over the remaining term of the agreement (20 months). The agreement was further amended in November 2002 to redefine earned royalties during the royalty term.

In July 2003, the Company received $650,000 in additional research support funding and expense reimbursement. The payment was recorded as deferred revenue and is being recognized as revenue ratably over the remaining term of the agreement (eight months).

The agreement was further amended in March 2004 to extend the collaborative period until the earlier of March 2006 or when a flavor or flavor enhancer selected by Campbell’s receives Generally Recognized as Safe determination, subject to earlier termination under specified circumstances. Under the terms of the extension, the Company will provide additional research and receive additional research funding totaling $3.0 million for two additional years.

Through December 31, 2004, the Company has received $7.9 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to payments which total up to $10.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

The Coca-Cola Company.    In April 2002, the Company entered into a collaboration agreement with Coca-Cola for the discovery and development of specified flavors and flavor enhancers. The agreement requires Coca-Cola to make research funding payments over three years totaling $6.0 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future sales of collaborator products containing a discovered ingredient.

The agreement was amended in April 2004 to extend the collaborative period until April 2008, subject to earlier termination under specified circumstances. Under terms of the extension, the Company will provide additional research and receive additional research funding totaling $6.0 million for three additional years.

Through December 31, 2004, the Company has received $5.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to payments which total up to $14.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Kraft Foods Global, Inc.    In December 2000, the Company entered into a collaboration agreement with Kraft Foods for the discovery and development of flavor enhancers. Under the terms of the collaboration, Kraft Foods agreed to pay research funding of approximately $1.4 million per year for three years. In May 2002, the agreement was amended to provide for an additional collaborative program. The level of research support under the original program was reduced from $1.4 million to $1.1 million per year for the remainder of the research term. The Company is eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient.

Kraft Foods agreed to make research funding payments related to the additional program of $1.8 million over the period from May 2002 through December 2003 and $1.8 million over the period from January 2004 through May 2005. The research effort approximates the funding levels. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and receive royalties on net sales of collaborator products containing a discovered ingredient related to this additional program. The Company earned a milestone in 2002 from the additional research program.

Through December 31, 2004, the Company has received $7.2 million in research and development funding and one milestone payment of $375,000. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to payments which total up to $8.6 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

Nestlé.    In April 2002, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments over three years totaling $7.0 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of three milestones in 2002, 2003, and 2004.

Through December 31, 2004, the Company has received $7.0 million in research and development funding and three milestone payments of $375,000 each. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to payments which total up to $9.6 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2004, the Company entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients.  Under the terms of the agreement, Nestlé has agreed to pay to the Company certain research and development funding totaling $11.7 million over five years, subject to earlier termination under specified circumstances. The Company is also eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Under this second agreement, through December 31, 2004, the Company has received $450,000 in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to payments which total up to $13.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized revenue of $8.3 million, $9.5 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company has deferred revenue of $1.9 million and $1.4 million, respectively.

4. Technology Collaborations and License Agreements

Aurora Biosciences Corporation.    In November 2000, the Company entered into a technology collaboration and license agreement with Aurora to develop certain assay technologies, which was amended in April 2002. Under the collaboration, Aurora employed its proprietary technologies to develop high-throughput screening assays for the Company. The agreement terminated in October 2002 and Invitrogen Corporation subsequently acquired certain surviving rights and obligations under this agreement. Under the surviving terms of the agreement, the Company maintains exclusive rights to use certain proprietary screening technologies with its taste receptor targets for the discovery of flavors and flavor enhancers. These exclusive rights are subject to rights granted under other current and future license agreements in connection with the purchase of certain screening systems, as well as Invitrogen’s right to grant licenses under its proprietary technology to academic, government and other non-profit organizations. The Company paid a licensing fee of $2.5 million that was capitalized and amortized to research and development expense over the estimated useful life of three years. As of December 31, 2003, the license was fully amortized. The Company made cash research funding payments to Aurora totaling $4.7 million for development services provided from November 2000 through October 2002 and a $100,000 milestone payment following the delivery of specified assays for the discovery of flavor and fragrance molecules. All of these amounts were expensed as incurred in each accounting period. In addition, in November 2000, Aurora purchased 1,000,000 shares of the Company’s Series C Convertible Preferred Stock for $4.8 million in cash. The Company recognized expense related to research funding and amortization of the license fee of $0, $694,000 and $2.8 million for the years ended December 31, 2004, 2003 and 2002.

Incyte Genomics, Inc.    In December 2000, the Company entered into a three-year agreement with Incyte that provided the Company with access to Incyte’s databases for the identification of receptors that play a role in taste and smell in order to accelerate the Company’s discovery of flavor and fragrance molecules. Under the terms of the agreement, the Company was required to pay $6.5 million for the databases. Concurrent with the signing of the agreement, Incyte agreed to purchase 869,328 shares of the Company’s Series D Convertible Preferred Stock for $6.5 million. Since the amounts exchanged were equal, the Company accounted for the transaction as a non-monetary exchange in 2000. The Company capitalized the cost of the database and amortized the cost to research and development expense over the three-year term of the agreement. The value ascribed to the databases of $6.5 million was based on the fair value of the preferred stock issued. The Company recorded amortization expense of $0, $2.2 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company also has other license agreements, of which the Company recognized expenses of $1.1 million, $934,000 and $442,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The fees were charged to research and development expense.

5. Commitments

Leases and Loans

The Company leases its primary office facility under an operating lease agreement that expires on December 31, 2006, subject to a five-year extension option by the Company. The lease provides for an annual minimum 3% rent increase. Gross rent expense for the years ended December 31, 2004, 2003 and 2002 was $4.0 million, $3.9 million, and $2.9 million, respectively. The Company subleases part of the facility, and the sublease rental income for the years ended December 31, 2004, 2003 and 2002 was $899,000, $1.4 million and $1.4 million, respectively. Sublease income is recorded as an offset to the Company’s allocated facilities costs. The Company has also entered into various operating lease agreements for office equipment.

At December 31, 2004, estimated annual future minimum rental payments under the Company’s operating leases for the years ending December 31 are as follows (in thousands):

Operating Leases
2005	$4,054
2006	4,166
2007	7
2008	1

Total minimum lease payments	$8,228

Future minimum rentals to be received under non-cancelable subleases, which expire through 2006, total $676,000 and $735,000 for the years ended December 31, 2005 and 2006, respectively.

In July 2001, the Company entered into a loan and security agreement with Silicon Valley Bank for loan disbursements up to $3.0 million on capital equipment purchases. From 2001 through 2003, the Company received advances totaling $2.6 million on the Silicon Valley Bank loan for capital equipment purchases. The advances accrued interest at 7.0% to 9.0%. In July 2003, the Company paid off the remaining principal portion of the equipment loans from Silicon Valley Bank in the amount of $1.3 million. In connection with the equipment loan, warrants to purchase up to 10,199 shares of common stock at $2.45 per share were issued to Silicon Valley Bank. The estimated fair market value of the warrants of $16,000 was recorded as a discount on the equipment loan and was amortized to interest expense over the term of the equipment loan. The fair value was determined using the Black-Scholes option valuation model.  These warrants were exercised by Silicon Valley Bank in November 2004.

In connection with certain license and collaboration agreements, the Company’s annual future minimum obligation payments are as follows, $120,000, $63,000, $26,000 $26,000 and $26,000 for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

6. Stockholders’ Equity

Reverse Stock Split

On April 30, 2004 the Company’s board of directors approved a 4-for-7 reverse stock split of the outstanding common stock, which was effected on June 7, 2004. On June 15, 2004 the Company’s board of directors approved a 1-for-1.4005989 reverse stock split of the outstanding common stock, which was effected on June 16, 2004.  The accompanying financial statements give retroactive effect to the reverse stock splits.

Initial Public Offering

On June 25, 2004, the Company completed an initial public offering, or IPO, of 6.0 million shares of common stock for proceeds to the Company of $31.9 million, net of underwriting discounts, commissions and offering expenses.  On July 23, 2004 the Company closed the sale of an additional 450,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds to the Company of $2.4 million, net of underwriting discounts, commissions and offering expenses.

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of Preferred Stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of Convertible Preferred Stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of Convertible Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.  As of December 31, 2004 and 2003 convertible preferred stock authorized and outstanding is as follows:

	As of December 31,
	2004			2003
	Shares Authorized	Shares Issued and Outstanding	Liquidation Value	Shares Authorized	Shares Issued and Outstanding	Liquidation Value

Series A	—	—	$—	8,648,158	8,648,158	$8,648,158
Series A-1	—	—	—	8,648,158	—	8,648,158
Series B	—	—	—	2,605,326	2,605,326	2,605,326
Series B-1	—	—	—	2,605,326	—	2,605,326
Series C	—	—	—	1,000,000	1,000,000	1,000,000
Series D	—	—	—	869,328	869,328	869,328
Series E	—	—	—	12,703,015	12,703,014	12,703,015
Undesignated	7,500,000	—	—	—	—	—

	7,500,000	—	$—	37,079,311	25,825,826	$37,079,311

Upon the closing of the initial public offering in June 2004, 25,825,826 shares of convertible preferred stock outstanding automatically converted into 16,205,306 shares of common stock.

Warrants

In 2001, in connection with equipment financing (see Note 5), the Company issued to Silicon Valley Bank warrants to purchase 10,199 shares of common stock at a price of $2.45 per share. The warrants expire five years from the closing of the sale and issuance of the Company’s common stock in an initial public offering. The warrants were exercised in November 2004.  No warrants were outstanding as of December 31, 2004.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 4,965,000 shares of common stock.  At December 31, 2004, the Company has repurchased a total of 131,153 shares and 1,680,446 shares remain available for grant under the Plan.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2004, of which no shares are subject to repurchase.

Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of five years, except for officers, directors and consultants that may be made fully exercisable. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.

The following is a further breakdown of the options outstanding as of December 31, 2004:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.34-0.34	1,828	5.6	$0.34	1,828	$0.34
$0.74-0.74	568,115	8.5	$0.74	126,265	$0.74
$0.74-6.00	169,656	6.3	$2.12	150,513	$1.98
$6.02-6.02	1,025,674	8.6	$6.02	27,487	$6.02
$6.30-9.50	227,437	9.6	$8.50	—	$—

	1,992,710	8.5		306,093

The following is a summary of stock option and stock award activity under the equity incentive plan through December 31, 2004:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2002	633,237	$2.13
Granted	394,364	$0.74
Exercised	(218,225)	$1.33
Cancelled	(177,822)	$2.25

Outstanding at December 31, 2002	631,554	$1.50
Granted	888,702	$0.74
Exercised	(29,273)	$0.78
Cancelled	(86,509)	$1.50

Outstanding at December 31, 2003	1,404,474	$1.04
Granted	1,358,778	$6.28
Exercised	(667,509)	$1.03
Cancelled	(103,033)	$4.02

Outstanding at December 31, 2004	1,992,710	$4.46

The following shares of common stock are reserved for future issuance:

December 31, 2004
Common stock options granted and outstanding	1,992,710
Common stock options reserved for future grant	1,680,446

Total common stock shares reserved for future issuance	3,673,156

Shareholders’ Rights Plan

In February 2005, the Company entered into a Share Purchase Rights Plan (the “Plan”).  Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company.  The dividend is payable on February 21, 2005 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $100.00 per one one-hundredth of a Preferred Share, subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 14, 2005 entered into between the Company and Mellon Investor Services LLC, as rights agent.

7. Income Taxes

Significant components of the Company’s net deferred tax assets at December 31, 2004 and 2003 are shown below (in thousands). A valuation allowance of $29.5 million and $23.4 million has been established to offset the net deferred tax assets as of December 31, 2004 and 2003, respectively, as realization of such assets is uncertain.

	Years ended December 31,
	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$22,728	$18,230
Capitalized research and development	2,847	2,210
Research and development credits	2,633	1,995
Deferred revenue	757	577
Other, net	551	339

Total deferred tax assets	29,516	23,351

Total deferred tax liabilities	—	—

Net deferred tax assets	29,516	23,351
Valuation allowance for deferred tax assets	(29,516)	(23,351)

Net deferred tax assets	$—	$—

At December 31, 2004, the Company had federal and California tax net operating loss carryforwards of approximately $62.7 million and $13.4 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also had federal and California research and development tax credit carryforwards of approximately $1.8 million and $1.3 million, respectively, which will begin to expire in 2019 unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts).

	Year Ended December 31 ,2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,241	$2,177	$1,802	$2,127
Total operating expenses	7,240	5,643	7,257	8,356
Net loss	(4,959)	(3,430)	(5,304)	(6,021)
Basic and diluted net loss per common share	$(2.63)	$(0.79)	$(0.21)	$(0.24)

	Year Ended December 31 ,2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,203	$2,203	$2,365	$2,766
Total operating expenses	5,555	6,162	7,363	8,108
Net loss	(3,296)	(3,916)	(4,950)	(5,291)
Basic and diluted net loss per common share	$(1.97)	$(2.27)	$(2.80)	$(2.95)

9. Subsequent Events (unaudited)

In March 2005, the Company announced that the Company has been notified by the Flavor and Extract Manufacturers Association (“FEMA”) that its savory enhancers S807, S336, S263 and S976 have been determined to be Generally Recognized as Safe (“GRAS”) under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration.  The FEMA GRAS determination will enable incorporation of the Company’s savory enhancers into a variety of food products.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Item 9A.    Controls and Procedures

Prior to the filing of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

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

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2005 Annual Meeting of Shareholders to be held on May 25, 2005 (the “Proxy Statement”), and the information included therein is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

The information with respect to executive officers required by this item is set forth in Part I of this report.

We have adopted a Code of Business Conduct and Ethics Policy that applies to our directors and employees (including our principal executive officer, principal financial officer, principal accounting officer and controller), and have posted the text of the policy on our website (www.senomyx.com) in connection with “Investor Relations” materials. In addition, we intend to promptly disclose (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver on our website in the future.

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2005 annual meeting.

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Executive Compensation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the section entitled “Certain Relationships and Related Transactions.”

Item 14.    Principle Accountant Fees and Services

The information required by this Item is incorporated by herein by reference to the information from the Proxy Statement under the section entitled “Principal Accountant Fees and Services.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)           1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 (“Financial Statements and Supplementary Data”).

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Warrant dated July 17, 2001, as amended November 14, 2001, issued to Silicon Valley Bank.
(1)	4.3	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.
(1)	10.4+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.5+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.6+	Employment letter agreement dated June 7, 2000 between the Registrant and Klaus Gubernator, Ph.D.
(1)	10.7+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.8+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.9+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.10

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.11*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.12*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.13*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.
(1)	10.14*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.15*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.16*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.17+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.18*	Collaborative Research and License Agreement, dated October 26, 2004, between The Registrant and Nestec Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Indicates management contract or compensatory plan.

*              Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)           Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.

(2)           Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senomyx, Inc.
	By:	/S/ KENT SNYDER
Kent Snyder
President and Chief Executive Officer

Dated: March 10, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent Snyder, Mark Leschly and John Poyhonen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT SNYDER	President , Chief Executive Officer and Director	March 10, 2005
Kent Snyder

/S/ MARK LESCHLY	Chairman of the Board of Directors	March 10, 2005
Mark Leschly
	Vice President and Chief Financial and Business	March 9, 2005
/S/ JOHN POYHONEN	Officer
John Poyhonen

/S/ LORI ROBSON	Director	March 9, 2005
Lori Robson, Ph.D.

/S/ DAVID SCHNELL	Director	March 9, 2005
David Schnell, M.D.

/S/ JAY SHORT	Director	March 10, 2005
Jay Short, Ph.D.

/S/ TIMOTHY WOLLAEGER	Director	March 9, 2005
Timothy Wollaeger

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Warrant dated July 17, 2001, as amended November 14, 2001, issued to Silicon Valley Bank.
(1)	4.3	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.
(1)	10.4+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.5+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.6+	Employment letter agreement dated June 7, 2000 between the Registrant and Klaus Gubernator, Ph.D.
(1)	10.7+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.8+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.9+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.10

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.11*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.12*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.13*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.
(1)	10.14*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.15*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.16*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.17+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.18*	Collaborative Research and License Agreement, dated October 26, 2004, between The Registrant and Nestec Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Indicates management contract or compensatory plan.

*              Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)           Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.

(2)           Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.