Form 10-Q
period 2005-03-31
SENOMYX INC
filed 2005-05-11
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                Total shares of common stock outstanding as of the close of business on April 30, 2005:  25,458,976.

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for per shares amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$16,307	$17,085
Investments available-for-sale	19,448	23,762
Other current assets	2,276	1,213
Total current assets	38,031	42,060

Property and equipment, net	2,108	1,742
Total assets	$40,139	$43,802

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,604	$3,208
Other current liabilities	110	153
Deferred revenue	1,170	1,858
Total current liabilities	3,884	5,219

Deferred rent	195	210

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2005 (unaudited) and December 31, 2004; 25,453,759 and 25,309,565 shares issued and outstanding at March 31, 2005 (unaudited) and December 31, 2004, respectively	25	25
Additional paid-in capital	127,777	126,243
Deferred compensation	(2,742)	(3,492)
Accumulated other comprehensive loss	(12)	(7)
Accumulated deficit	(88,988)	(84,396)
Total stockholders’ equity	36,060	38,373
Total liabilities and stockholders’ equity	$40,139	$43,802

[NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004

Revenue under collaborative agreements	$2,966	$2,241
Operating expenses:
Research and development	4,328	3,950
General and administrative	1,663	1,010
Stock-based compensation:
Research and development	831	593
General and administrative	961	1,687
Total operating expenses	7,783	7,240

Loss from operations	(4,817)	(4,999)

Interest income	225	40
Net loss	$(4,592)	$(4,959)

Net loss per share, basic and diluted	$(0.18)	$(2.63)

Shares used in calculating net loss per share, basic and diluted	25,185,032	1,887,674
Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	$(0.18)	$(0.27)
Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	25,185,032	18,092,980

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Operating activities
Net loss	$(4,592)	$(4,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312	389
Stock-based compensation for non-employees	1,042	577
Amortization of deferred compensation	750	1,703
Change in operating assets and liabilities:
Other assets	(1,042)	(217)
Accounts payable, accrued expenses and other current liabilities	(647)	613
Deferred revenue	(688)	(74)
Deferred rent	(15)	7
Net cash used in operating activities	(4,880)	(1,961)

Investing activities
Purchases of property and equipment	(694)	(347)
Purchases of available-for-sale securities	(11,471)	—
Maturities of available-for-sale securities	15,775	1,792
Net cash provided by investing activities	3,610	1,445

Financing activities
Proceeds from issuance of common stock	492	360
Net cash provided by financing activities	492	360

Net decrease in cash and cash equivalents	(778)	(156)
Cash and cash equivalents at beginning of period	17,085	13,493
Cash and cash equivalents at end of period	$16,307	$13,337

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

                The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be reported for the year ended December 31, 2005.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

Use of Estimates

                The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

                The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of the Company’s agreements contain multiple elements, including research funding, cost reimbursements, milestones, and royalties.

                Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Non-refundable upfront fees, if any, not associated with future Company performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, the Company has not earned any royalties.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first annual reporting period that begins after June 15, 2005, which for the Company will be in the first quarter of fiscal 2006.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or

2.  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS No. 123, is described in stock-based compensation section of Note 1 below. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

Stock-Based Compensation

                As permitted by SFAS No. 123, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation.  Deferred compensation is amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

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

                For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss as reported	$(4,592)	$(4,959)
Add: Stock-based employee compensation expense included in reported net loss	750	1,703
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,727)	(1,731)
Net loss pro forma	$(5,569)	$(4,987)
Net loss per share pro forma	$(0.22)	$(2.64)

Net Loss Per Share

                The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, less weighted average unvested common shares subject to repurchase. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. Under the provisions of SAB No. 98, common shares issued for nominal consideration, if any, would be included in the per share calculations as if they were outstanding for all periods presented. No common shares have been issued for nominal consideration.

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

	Three months ended March 31,
	2005	2004
Historical:
Numerator:
Net loss (in thousands)	$(4,592)	$(4,959)
Denominator:
Weighted average common shares	25,382,028	2,089,150
Weighted average unvested common shares subject to repurchase	(196,996)	(201,476)

Denominator for basic and diluted earnings per share	25,185,032	1,887,674

Basic and diluted net loss per share	$(0.18)	$(2.63)

Pro forma:
Numerator:
Net loss (in thousands)	$(4,592)	$(4,959)

Denominator:
Shares used above	25,185,032	1,887,674
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	—	16,205,306

Denominator for pro forma basic and diluted earnings per share	25,185,032	18,092,980

Pro forma basic and diluted net loss per share	$(0.18)	$(0.27)

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

	Three months ended March 31,
	2005	2004

Comprehensive loss	$(4,597)	$(4,960)

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

Share Purchase Rights Plan

In February 2005, the Company entered into a Share Purchase Rights Plan (the “Plan”).  Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company.  The dividend was payable on February 21, 2005 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $100.00 per one one-hundredth of a Preferred Share, subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 14, 2005 entered into between the Company and Mellon Investor Services LLC, as rights agent.

3.                                      Subsequent Event

Nestlé SA Collaboration Extension

On April 20, 2005, the Company announced an agreement for a three-year extension of the collaborative research phase under its initial discovery and development agreement with Nestlé.  Under the terms of the extension, based upon research progress, Nestlé has agreed to pay the Company incremental discovery and development funding of up to $6.6 million over a period of up to an additional three years.

Kraft Foods Global, Inc. Collaboration Extension

On May 2, 2005, the Company announced an agreement for an expansion and extension of the collaborative research phase under its discovery and development agreement with Kraft Foods Global, Inc.  During the extension period which runs through July 30, 2005, the Company will begin working with Kraft Foods on an exclusive basis on the discovery and development of novel flavor modifiers in a new product field in the dessert category.  The Company will also continue to work with Kraft for the discovery and development of novel flavor enhancers on a co-exclusive basis in an existing specified food and beverage product field.  Kraft Foods has agreed to continue its existing research funding to the Company during the extension period.  During the extension, the Company will continue discussions with Kraft Foods regarding a further extension of the collaborative research phase and additional opportunities to expand the collaboration.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2004 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

Certain statements contained in this quarterly report on Form 10-Q, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors,” and elsewhere in this quarterly report on Form 10-Q.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

We have incurred significant losses since our inception in 1998 and, as of March 31, 2005 our accumulated deficit was $89.0 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In April 2005, we announced an agreement for a three-year extension of the collaborative research phase of our initial discovery and development agreement with Nestlé.  Under the terms of the extension, based upon research progress, Nestlé has agreed to pay us incremental discovery and development funding of up to $6.6 million over a period of up to an additional three years.

In May 2005, we announced an agreement for an expansion and extension of the collaborative research phase under our discovery and development agreement with Kraft Foods Global, Inc.  During the extension period which runs through July 30, 2005, we will begin working with Kraft Foods on an exclusive basis on the discovery and development of novel flavor modifiers in a new product field in the dessert category.  We will also continue to work with Kraft for the discovery and development of novel flavor enhancers on a co-exclusive basis in an existing specified food and beverage product field.  Kraft Foods has agreed to continue its existing research funding to us during the extension period.  During the extension, we will continue discussions with Kraft Foods regarding a further extension of the collaborative research phase and additional opportunities to expand the collaboration.

Results of Operations

Three Months Ended March 31, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $3.0 million and $2.2 million during the three month periods ended March 31, 2005 and 2004, respectively.  Research and development payments, including certain product candidate development reimbursement costs and milestones under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the three months ended March 31, 2005.   Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended March 31, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $4.3 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the three months ended March 31, 2005 and 2004 were $831,000 and $593,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Salaries and personnel	$1,939	$1,577
Facilities and depreciation	1,172	1,060
Research and development supplies	612	527
Patent and licensing	335	391
Outside services	121	272
Miscellaneous	149	123
Total research and development expenses	$4,328	$3,950

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $1.9 million and $1.6 million for the three months ended March 31, 2005 and 2004, respectively.  The increase of $362,000 was primarily due to increases in payroll expenses and recruiting expenses of approximately $229,000 and $104,000, respectively.  Our research and development staff increased from an average of 57 for the three months ended March 31, 2004 to an average of 58 for the three months ended March 31, 2005.  The increase in payroll expense reflects the addition of more highly compensated employees whose functions support the progression of our product candidates into regulatory and product development activities and the impact of annual merit, cost of living and promotion salary increases.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.2 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. The increase of $112,000 was primarily attributable to an increase in costs of approximately $180,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations, offset by a reduction of depreciation expense of approximately $63,000.

Research and Development Supplies.  Our expenses for supplies used in research and development were $612,000 and $527,000 for the three months ended March 31, 2005 and 2004, respectively.  The increase of $85,000 was primarily attributable to increased expenditures for compound acquisition to support progress in our research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $335,000 and $391,000 for the three months ended March 31, 2005 and 2004, respectively.  The decrease of $56,000 was primarily attributable to reduced outside patent legal expenses in 2005 compared to 2004.

Outside Services.  Our outside services expenses were $121,000 and $272,000 for the three months ended March 31, 2005 and 2004, respectively.  The decrease of $151,000 was primarily attributable to a reduction in costs incurred for outsourced development activities, specifically for product candidate synthesis scale-up.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $1.7 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the three months ended March 31, 2005 and 2004 were $961,000 and $1.7 million, respectively.  The $653,000 increase in expenses (other than stock-based compensation expense) from the three months ended March 31, 2004 to 2005 was primarily attributable to increases in salaries and personnel, audit fees and facilities expense, and the commencement of payment of directors’ fees.  The increase in expenses for salaries and personnel of approximately $213,000 was due to increased headcount reflecting our increased business development activities and additional finance personnel added in light of our initial public offering in June 2004 and Sarbanes-Oxley compliance requirements in fiscal 2005.  The increase in audit fees of approximately $116,000 was due to increased reporting obligations as a result of our initial public offering in June 2004.  The increase in facilities expense of approximately $88,000 was incurred as a result of expanding into additional space to accommodate our additional business development and finance operations.  The increase in directors’ fees (approximately $55,000 in the first quarter of 2005) was due to the commencement of payment of directors’ fees in conjunction with our initial public offering.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $1.8 million for the three months ended March 31, 2005 from $2.3 million for the three months ended March 31, 2004.  The decrease in overall stock-based compensation expense is primarily due to a decrease in compensation expense in 2005 compared to 2004 for stock options granted to employees, partially offset by an increase in compensation expense in 2004 compared to 2003 for stock options granted to non-employees, as the fair value of these options at March 31, 2005 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.

Interest Income (Expense)

Interest income was $225,000 and $40,000 for the three months ended March 31, 2005 and 2004, respectively.  The increase of $185,000 was primarily attributable to our higher average cash balances for the three months ended March 31, 2005, primarily as a result of our June 2004 initial public offering, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of March 31, 2005 we had received in excess of $106.7 million in proceeds from the sales of common and preferred stock.  In addition, we had received $30.8 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $2.5 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $24.8 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor enhancers and taste modulators.

At March 31, 2005, we had $35.8 million in cash, cash equivalents and investments available-for-sale as compared to $40.8 million at December 31, 2004, a decrease of $5.0 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $4.9 million for the three months ended March 31, 2005 compared to $2.0 million for the three months ended March 31, 2004.  Operating cash flow in 2005 compared to the prior year period reflects a decrease in our net loss of $367,000.  Non-cash expenses for the three months ended March 31, 2005 decreased $565,000 to $2.1 million for the three months ended March 31, 2005 from $2.7 million for the three months ended March 31, 2004.  This decrease was primarily due to relative decreases in the amortization of deferred compensation related to employee stock option grants of approximately $953,000, and in depreciation and amortization expense of $77,000.  This decrease was partially offset by a relative increase in stock-based compensation expenses for stock option grants to non-employees of approximately $465,000. Additionally, net decreases in operating liabilities over the three months ended March 31, 2005 used cash of $1.4 million, while net increases in operating liabilities over the three months ended March 31, 2004 provided cash of $546,000.  Net increases in other assets used cash of $1.0 million and $217,000 during the three months ended March 31, 2005 and 2004, respectively.

Investing Activities

Investing activities provided cash of $3.6 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively.  Cash provided in the three months ended March 31, 2005 reflects the maturities of available-for-sale securities, partially offset by the purchases of available-for-sale securities to obtain higher rates of interest income.    Cash provided in the three months ended March 31, 2004 reflects the maturities of available-for-sale securities, partially offset by purchases of property and equipment.

Financing Activities

Financing activities provided cash of $492,000 and $360,000 for the three months ended March 31, 2005 and 2004, respectively.  Cash provided by financing activities in the three months ended March 31, 2005 reflects the net proceeds from the sale of common stock of $492,000, primarily from the exercise of employee and non-employee stock options and from purchases of shares from the employee stock purchase program.  Cash provided by financing activities in the three months ended March 31, 2004 reflects the net proceeds of $360,000 from the issuance of common stock.

As of March 31, 2005 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$7,219	$4,086	$3,133	$—	$—
License payments	251	38	89	52	72
Total	$7,470	$4,124	$3,222	$52	$72

As of March 31, 2005, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to payments which total up to $32.6 million.  In the next nine months (through December 31, 2005), we anticipate receiving $5.4 million in research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

As of March 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes during the quarter ended March 31, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC.

Revenue Recognition

                Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including research funding, milestones, and royalties.

                Revenue from milestones is recognized when earned, as evidence by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable upfront fees, if any, not associated with our future performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS No. 123R will be effective for the first quarter of fiscal 2006.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

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

Our agreement with Campbell Soup provides for research and development funding until March 2006 and gives Campbell Soup the right to terminate the agreement earlier without cause on or after March 28, 2005, provided that it pay a specified termination fee if it terminates the agreement after March 28, 2005 but prior to March 28, 2006. Our agreements with Coca-Cola and Kraft Foods provide for research and development funding until April 2008 and July 2005, respectively, and give each party the right to conclude the respective collaborative program earlier for any reason upon payment to us of a termination fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 18, 2006, provided that it pay additional specified research funding if it terminates the agreement after April 18, 2006 but prior to April 18, 2008.  Our most recent agreement with Nestlé provides for research and development funding through October 2009 and gives Nestlé the right to terminate the agreement earlier without cause on or after October 26, 2006, provided that it pay additional specified research funding if it terminates the agreement after October 26, 2006 but prior to October 26, 2009.  If any or all of our agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

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

In March 2005, we obtained a Generally Recognized as Safe, or GRAS, determination for four of our savory product candidates.  Apart from these product candidates, we do not have GRAS determination or regulatory approval for any other product candidate at this time. In the United States, the development, sale and incorporation of our flavors, flavor enhancers or taste modulators into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval is typically costly and can take many years.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $4.6 million for the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of approximately $89.0 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our four existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

The FASB recently issued a revised standard that requires that we record compensation expense in the statement of operations for employee stock options using the fair value method. The adoption of the new standard is expected to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our projected future financial results due to the variability of the factors used to establish the value of stock options. As a result, the adoption of the new standard in the first quarter of fiscal 2006 could negatively affect our stock price and our stock price volatility.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Chief Scientific Officer and Sr. Vice President, Research, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Vice President, General Counsel and Corporate Secretary and John Poyhonen, our Vice President and Chief Financial and Business Officer.  The terms of these agreements are described under the heading “Management—Employment Agreements” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.  We have entered into an employment letter agreement with Nigel R.A. Beeley, Ph.D., our Vice President, Discovery, the terms of which are included in Item 11 of our Form 10-K. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 77 on March 31, 2005 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $5 per share to approximately $14 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

•                  delays in commercialization of our flavors, flavor enhancers and taste modulators;

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

As of March 15, 2005, our executive officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 41% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of investors in this offering or other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Our management, including our President and Chief Executive Officer and our Vice President and Chief Financial and Business Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

As of March 31, 2005, we estimate that we had used approximately $1.2 million for the purchase of equipment and approximately $10.6 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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
3.3

Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
4.2	Form of Rights Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).
4.3

Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP (filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).

10.1*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between us and Nestec, Ltd.
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.
Date: May 9, 2005	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)