Form 10-Q
period 2005-06-30
SENOMYX INC
filed 2005-08-10
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2005:  25,506,833.

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$17,280	$17,085
Investments available-for-sale	15,371	23,762
Other current assets	1,717	1,213
Total current assets	34,368	42,060

Property and equipment, net	2,004	1,742
Total assets	$36,372	$43,802

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,514	$3,208
Other current liabilities	105	153
Deferred revenue	737	1,858
Total current liabilities	3,356	5,219

Deferred rent	182	210

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2005 (unaudited) and December 31, 2004; 25,470,550 and 25,309,565 shares issued and outstanding at June 30, 2005 (unaudited) and December 31, 2004, respectively	25	25
Additional paid-in capital	129,089	126,243
Deferred compensation	(2,110)	(3,492)
Accumulated other comprehensive gain/(loss)	3	(7)
Accumulated deficit	(94,173)	(84,396)
Total stockholders’ equity	32,834	38,373
Total liabilities and stockholders’ equity	$36,372	$43,802

[NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue under collaborative agreements	$2,022	$2,177	$4,988	$4,418
Operating expenses:
Research and development	3,841	3,972	8,169	7,922
General and administrative	1,701	1,085	3,364	2,095
Stock-based compensation:
Research and development	1,139	(64)	1,970	529
General and administrative	776	650	1,737	2,337
Total operating expenses	7,457	5,643	15,240	12,883

Loss from operations	(5,435)	(3,466)	(10,252)	(8,465)

Interest income	250	36	475	76
Net loss	$(5,185)	$(3,430)	$(9,777)	$(8,389)

Net loss per share, basic and diluted	$(0.20)	$(0.79)	$(0.39)	$(2.69)

Shares used in calculating net loss per share, basic and diluted	25,314,119	4,321,031	25,249,932	3,122,543

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Net loss	$(9,777)	$(8,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	593	747
Stock-based compensation	2,324	(218)
Amortization of deferred compensation	1,382	3,084
Change in operating assets and liabilities:
Other assets	(431)	(259)
Accounts payable, accrued expenses and other current liabilities	(742)	266
Deferred revenue	(1,121)	(192)
Deferred rent	(28)	15
Net cash used in operating activities	(7,800)	(4,946)

Investing activities
Purchases of property and equipment	(894)	(608)
Purchases of available-for-sale securities	(17,408)	—
Maturities of available-for-sale securities	25,775	3,564
Net cash provided by investing activities	7,473	2,956

Financing activities
Proceeds from issuance of common stock	522	32,936
Net cash provided by financing activities	522	32,936

Net increase in cash and cash equivalents	195	30,946
Cash and cash equivalents at beginning of period	17,085	13,493
Cash and cash equivalents at end of period	$17,280	$44,439

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be reported for the year ended December 31, 2005.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its results of operations and financial condition.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(5,185)	$(3,430)	$(9,777)	$(8,389)
Add: Stock-based employee compensation expense included in reported net loss	760	1,381	1,510	3,084
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,914)	(1,440)	(3,640)	(3,171)
Net loss pro forma	$(6,339)	$(3,489)	$(11,907)	$(8,476)
Net loss per share pro forma	$(0.25)	$(0.81)	$(0.47)	$(2.71)

Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net income or loss by the weighted average number of common shares outstanding for the period, less weighted average unvested common shares subject to repurchase. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted, and pro forma basic and diluted, net loss per share for the respective periods. The pro forma basic and diluted net loss per share represent the weighted average common shares outstanding reduced by the weighted average unvested common shares subject to repurchase, and gives the effect to the conversion of the convertible preferred stock into shares of common stock as if converted at the date of original issuance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net loss (in thousands)	$(5,185)	$(3,430)	$(9,777)	$(8,389)
Denominator:
Weighted average common shares	25,461,740	4,716,913	25,422,105	3,442,490
Weighted average unvested common shares subject to repurchase	(147,621)	(395,882)	(172,173)	(319,947)

Denominator for basic and diluted earnings per share	25,314,119	4,321,031	25,249,932	3,122,543

Basic and diluted net loss per share	$(0.20)	$(0.79)	$(0.39)	$(2.69)

Pro forma:
Numerator:
Net loss (in thousands)	$(5,185)	$(3,430)	$(9,777)	$(8,389)

Denominator:
Shares used above	25,314,119	4,321,031	25,249,932	3,122,543
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	—	16,205,306	—	16,205,306

Denominator for pro forma basic and diluted earnings per share	25,314,119	20,526,337	25,249,932	19,327,849

Pro forma basic and diluted net loss per share	$(0.20)	$(0.17)	$(0.39)	$(0.43)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Comprehensive loss	$(5,170)	$(3,431)	$(9,767)	$(8,391)

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

3.                                      Subsequent Events

Cadbury Schweppes Collaboration

On July 15, 2005 the Company entered into a Collaborative Research and License Agreement with Cadbury Schweppes for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the agreement, Cadbury Schweppes has agreed to pay the Company research funding for up to two years based on research progress during the collaborative period.  In addition, the Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals.  The combined total of research funding and milestone payments could exceed $3.0 million if all milestones are met.  Upon commercialization, the Company will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

Kraft Foods Global, Inc. Collaboration Extension

On July 29, 2005, the Company announced that it had entered into an agreement for a two-year extension of the collaborative research phase under its discovery and development agreement with Kraft Foods Global, Inc., a global leader in branded foods and beverages. During the extension period, the Company will continue working with Kraft Foods on the discovery and development of novel flavor modifiers on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in an existing specified food and beverage product field.  Under the terms of the extension, Kraft Foods has agreed to pay Senomyx incremental discovery and development funding of over $2.7 million over the two-year extension period. Upon commercialization, Senomyx will be entitled to royalty payments based on sales of Kraft products containing any flavor enhancers developed under the agreement.

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

Overview and Recent Developments

We are a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with five of the world’s leading packaged food and beverage companies: Cadbury Schweppes, Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers and taste modulators.  Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2005 our accumulated deficit was $94.2 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In July 2005, we entered into a Collaborative Research and License Agreement with Cadbury Schweppes for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the agreement, Cadbury Schweppes has agreed to pay us research funding for up to two years based on research progress during the collaborative period.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $3.0 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

In July 2005, we entered into an agreement for a two-year extension of the collaborative research phase under our discovery and development agreement with Kraft Foods Global, Inc., a global leader in branded foods and beverages. During the extension period, we will continue working with Kraft Foods on the discovery and development of novel flavor modifiers on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in an existing specified food and beverage product field.  Under the terms of the extension, Kraft Foods has agreed to pay us incremental discovery and development funding of over $2.7 million over the two-year extension period. Upon commercialization, we will be entitled to royalty payments based on sales of Kraft products containing any flavor enhancers developed under the agreement.

Results of Operations

Three Months Ended June 30, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $2.0 million and $2.2 million during the three month periods ended June 30, 2005 and 2004, respectively.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the three months ended June 30, 2005.   Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $3.8 million and $4.0 million for the three months ended June 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the three months ended June, 2005 and 2004 were $1.1 million and ($64,000), respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Three months ended June 30,
	2005	2004
Salaries and personnel	$1,828	$1,720
Facilities and depreciation	1,112	1,140
Research and development supplies	553	483
Patent and licensing	128	315
Outside services	90	256
Software and related costs	67	47
Miscellaneous	63	11
Total research and development expenses	$3,841	$3,972

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $1.8 million and $1.7 million for the three months ended June 30, 2005 and 2004, respectively.  The increase of $108,000 was primarily due to an increase in payroll expense of approximately $195,000, partially offset by a reduction in recruiting expense of approximately $104,000.  Our research and development staff increased from an average of 56 for the three months ended June 30, 2004 to an average of 59 for the three months ended June 30, 2005.  The increase in payroll expense reflects the addition of more highly compensated employees whose functions support the progression of our product candidates into regulatory and product development activities and the impact of annual merit, cost of living and promotion salary increases.

Facilities and Depreciation.  Our facilities and depreciation expenses were $1.1 million for the three months ended June 30, 2005 and 2004. The decrease of $28,000 was primarily attributable to a reduction of depreciation expense of approximately $58,000, offset by an increase in costs of approximately $30,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations.

Research and Development Supplies.  Our expenses for supplies used in research and development were $553,000 and $483,000 for the three months ended June 30, 2005 and 2004, respectively.  The increase of $70,000 was primarily attributable to increased expenditures for compound acquisition to support progress in our research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $128,000 and $315,000 for the three months ended June 30, 2005 and 2004, respectively.  The decrease of $187,000 was primarily attributable to reduced outside patent fees and patent legal expenses in 2005 compared to 2004.

Outside Services.  Our outside services expenses were $90,000 and $256,000 for the three months ended June 30, 2005 and 2004, respectively.  The decrease of $166,000 was primarily attributable to a reduction in costs incurred for outsourced development activities, principally for toxicology work performed for the development of our savory compound.

Software and Supplies.  Our software and supplies expenses were $67,000 and $47,000 for the three months ended June 30, 2005 and 2004, respectively.  The increase of $20,000 was primarily attributable to increased costs for computer service and support contracts.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $1.7 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the three months ended June 30, 2005 and 2004 were $776,000 and $650,000, respectively.  The $616,000 increase in expenses (other than stock-based compensation expense) from the three months ended June 30, 2004 to 2005 was primarily attributable to increases in salaries and personnel, audit and legal fees and public relations expense, and the commencement of payment of directors’ fees.  The increase in expenses for salaries and personnel of approximately $256,000 was due to increased headcount reflecting our increased business development activities and additional finance personnel added in light of our initial public offering in June 2004 and Sarbanes-Oxley compliance requirements in fiscal 2005.  The increases in audit and legal fees of approximately $137,000 and $53,000, respectively, were due to increased reporting obligations as a result of our initial public offering in June 2004.  The increase in public relations and marketing expense of approximately $49,000 was incurred as a result of our initial public offering in June 2004.  The increase in directors’ fees of approximately $62,000 in the second quarter of 2005 was due to the commencement of payment of directors’ fees in conjunction with our initial public offering.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased to $1.9 million for the three months ended June 30, 2005 from $586,000 for the three months ended June 30, 2004.  The increase in overall stock-based compensation expense is primarily due to an increase in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at June 30, 2005 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.  This increase was partially offset by a decrease in compensation expense in 2005 compared to 2004 for stock options granted to employees.

Interest Income

Interest income was $250,000 and $36,000 for the three months ended June 30, 2005 and 2004, respectively.  The increase of $214,000 was primarily attributable to our higher average cash balances for the three months ended June 30, 2005, primarily as a result of our June 2004 initial public offering, which generated higher interest earnings on those balances.

Six Months Ended June 30, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $5.0 million and $4.4 million during the six month periods ended June 30, 2005 and 2004, respectively.  Research and development payments, including certain product candidate development reimbursement costs and milestones under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total

revenue for the six months ended June 30, 2005.   Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the six months ended June 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $8.2 million and $7.9 million for the six months ended June 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the six months ended June 30, 2005 and 2004 were $2.0 million and $529,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Six months ended June 30,
	2005	2004
Salaries and personnel	$3,766	$3,297
Facilities and depreciation	2,283	2,201
Research and development supplies	1,166	1,010
Patent and licensing	463	706
Outside services	211	528
Software and related costs	158	117
Miscellaneous	122	63
Total research and development expenses	$8,169	$7,922

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.8 million and $3.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $469,000 was primarily due to increases in payroll expenses, employee benefits-related expenses and travel-related expenses of approximately $424,000, $88,000, and $40,000, respectively, partially offset by a reduction in consulting expenses of approximately $86,000.  Our research and development staff increased from an average of 56 for the six months ended June 30, 2004 to an average of 58 for the six months ended June 30, 2005.  The increase in payroll expense reflects the addition of more highly compensated employees whose functions support the progression of our product candidates into regulatory and product development activities and the impact of annual merit, cost of living and promotion salary increases.

Facilities and Depreciation.  Our facilities and depreciation expenses were $2.3 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. The increase of $82,000 was primarily attributable to an increase in costs of approximately $204,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations, offset by a reduction of depreciation expense of approximately $121,000.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.2 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively.  The increase of $156,000 was primarily attributable to increased expenditures for compound acquisition to support progress in our research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $463,000 and $706,000 for the six months ended June 30, 2005 and 2004, respectively.  The decrease of $243,000 was primarily attributable to reduced outside patent legal expenses in 2005 compared to 2004.

Outside Services.  Our outside services expenses were $211,000 and $528,000 for the six months ended June 30, 2005 and 2004, respectively.  The decrease of $317,000 was primarily attributable to a reduction in costs incurred for outsourced development activities, specifically for product candidate synthesis scale-up and toxicology studies for our savory compound.

Software and Supplies.  Our software and supplies expenses were $158,000 and $117,000 for the six months ended June 30, 2005 and 2004, respectively.  The increase of $41,000 was primarily attributable to increased costs for computer service and support contracts.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $3.4 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the six months ended June 30, 2005 and 2004 were $1.7 million and $2.3 million, respectively.  The $1.3 million increase in expenses (other than stock-based compensation expense) from the six months ended June 30, 2004 to 2005 was primarily attributable to increases in salaries and personnel, audit fees, legal fees and facilities expense, and the commencement of payment of directors’ fees.  The increase in expenses for salaries and personnel of approximately $495,000 was due to increased headcount reflecting our increased business development activities and additional finance personnel added in light of our initial public offering in June 2004 and Sarbanes-Oxley compliance requirements in fiscal 2005.  The increases in audit fees and legal fees of approximately $253,000 and $114,000 were both due to increased reporting obligations as a result of our initial public offering in June 2004.  The increase in facilities expense of approximately $121,000 was incurred as a result of expanding into additional space to accommodate our additional business development and finance operations.  The increase in directors’ fees of approximately $117,000 incurred during the six months ended June 30, 2005 was due to the commencement of payment of directors’ fees in conjunction with our initial public offering.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased to $3.7 million for the six months ended June 30, 2005 from $2.9 million for the six months ended June 30, 2004.  The increase in overall stock-based compensation expense is primarily due to an increase in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at June 30, 2005 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.  This increase was partially offset by a decrease in compensation expense in 2005 compared to 2004 for stock options granted to employees.

Interest Income

Interest income was $475,000 and $76,000 for the six months ended June 30, 2005 and 2004, respectively.  The increase of $399,000 was primarily attributable to our higher average cash balances for the six months ended June 30, 2005, primarily as a result of our June 2004 initial public offering, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of June 30, 2005 we had received in excess of $107.2 million in proceeds from the sales of common and preferred stock.  In addition, we had received $33.3 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $2.7 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $27.3 million in non-refundable up-front fees and research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor enhancers and taste modulators.

At June 30, 2005, we had $32.7 million in cash, cash equivalents and investments available-for-sale as compared to $40.8 million at December 31, 2004, a decrease of $8.2 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $7.8 million for the six months ended June 30, 2005 compared to $4.9 million for the six months ended June 30, 2004.  Operating cash flow for the six months ended June 30, 2005 compared to the same period in the prior year period reflects an increase in our net loss of $1.4 million.  Non-cash operating expenses for the six months ended June 30, 2005 increased $686,000 to $4.3 million for the six months ended June 30, 2005 from $3.6 million for the six months ended June 30, 2004.  This increase was primarily due to a relative increase of approximately $2.5 million in stock-based compensation expenses for stock option grants.  This increase was partially offset by relative decreases in the amortization of deferred compensation related to employee stock option grants of approximately $1.7 million, and in depreciation and amortization expense of $154,000.

Additionally, net decreases in operating liabilities over the six months ended June 30, 2005 used cash of $1.9 million, generally due to the timing of receipt of collaboration payments in advance and included in deferred revenue at the end of 2004.  Net increases in operating liabilities over the six months ended June 30, 2004 provided cash of $89,000, due to the favorable timing of payment of our accounts payable and accrued liabilities in 2004.

Investing Activities

Investing activities provided cash of $7.5 million and $3.0 million for the six months ended June 30, 2005 and 2004, respectively.  Cash provided in the six months ended June 30, 2005 primarily reflects the maturities, net of purchases, of available-for-sale securities to fund increased operating expenses.    Cash provided in the six months ended June 30, 2004 reflects the maturities of available-for-sale securities to fund operations, partially offset by purchases of property and equipment.

Financing Activities

Financing activities provided cash of $522,000 and $32.9 million for the six months ended June 30, 2005 and 2004, respectively.  Cash provided by financing activities in the six months ended June 30, 2005 reflects the net proceeds from the sale of common stock of $522,000, primarily from the exercise of employee and non-employee stock options and from purchases of shares from the employee stock purchase program.  Cash provided by financing activities in the six months ended June 30, 2004 reflects the net proceeds of $32.9 million from the sale of common stock.

As of June 30, 2005 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$6,246	$4,129	$2,116	$1	$—
License payments	294	86	111	43	54
Total	$6,540	$4,215	$2,227	$44	$54

As of June 30, 2005, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all upfront fees and research and development funding, we may be entitled to payments which total up to $35.9 million.  In the next six months (through December 31, 2005), we anticipate receiving $4.9 million in upfront fees and research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

As of June 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes during the quarter ended June 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC.

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including upfront fees, research funding, milestones and royalties.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been for the three and six months ended June 30, 2005 had we adopted SFAS No. 123, please see the discussion under the heading “Stock-Based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the requirements for the accounting for and reporting of changes in accounting principle. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our results of operations and financial condition.

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

Our agreement with Campbell Soup provides for research and development funding until March 2006 and gives Campbell Soup the right to terminate the agreement earlier without cause on or after March 28, 2005, provided that it pay a specified termination fee if it terminates the agreement after March 28, 2005 but prior to March 28, 2006. Our agreements with Coca-Cola and Kraft Foods provide for research and development funding until April 2008 and July 2007, respectively, and give each party the right to conclude the respective collaborative program earlier for any reason upon payment to us of a termination fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 18, 2006, provided that it pay additional specified research funding if it terminates the agreement after April 18, 2006 but prior to April 18, 2008.  Our most recent agreement with Nestlé provides for research and development funding through October 2009 and gives Nestlé the right to terminate the agreement earlier without cause on or after October 26, 2006, provided that it pay additional specified research funding if it terminates the agreement after October 26, 2006 but prior to October 26, 2009.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  Our collaborators may not incorporate our flavors, flavor enhancers and taste modulators into all of their products within their exclusive product fields.

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

Depending on the amount or intended use of a particular flavor, flavor enhancer or taste modulator added to a product and the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors, flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavors, flavor enhancers and taste modulators that will be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process, which we expect will take 12 to 18 months and is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take eight years or more. The FEMA GRAS review process may take longer than 18 months and cost more than $1 million if additional safety studies are requested by the FEMA expert panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor, flavor enhancer or taste modulator’s intended use, the amount of the flavor, flavor enhancer or taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, whether the flavor, flavor enhancer or taste modulator imparts sweetness, the safety profile of the flavor, flavor enhancer or taste modulator and the FEMA expert panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor, flavor enhancer or taste modulator, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor, flavor enhancer or taste modulator does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $9.8 million for the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $94.2 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our five existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding and milestone payments under our product discovery and development collaboration agreements with Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Chief Scientific Officer and Sr. Vice President, Research, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Vice President, General Counsel and Corporate Secretary and John Poyhonen, our Vice President and Chief Financial and Business Officer.  The terms of these agreements are described under the heading “Management—Employment Agreements” in our prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 22, 2004.  We have entered into an employment letter agreement with Nigel R.A. Beeley, Ph.D., our Vice President, Discovery, the terms of which are included in Item 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 81 on June 30, 2005 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might be funded by issuances of additional debt or equity, which could impact your rights as a holder of our common stock and may dilute your ownership percentage. Any of the foregoing could have a significant adverse effect on our business, financial condition, liquidity and results of operations.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $5 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

As of June 30, 2005, we estimate that we had used approximately $1.4 million of the proceeds for the purchase of equipment and approximately $13.5 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 25, 2005.  The following individuals were elected as directors and the following proposal was approved at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Not Cast
1. Election of a Board of Directors. The total number of votes cast for, against, or withheld for each nominee was as follows:
Stephen A. Block, Esq.	23,591,917	—	41,520	1,820,322
Michael E. Herman	23,545,379	—	88,058	1,820,322
Mark Leschly	22,395,156	—	1,238,281	1,820,322
David Schnell, M.D.	22,395,156	—	1,238,281	1,820,322
Jay M. Short, PhD.	22,397,178	—	1,236,259	1,820,322
Kent Snyder	22,434,198	—	1,199,239	1,820,322
Timothy Wollaeger	22,394,085	—	1,239,352	1,820,322

2. Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.	23,598,013	34,296	1,127	1,820,322

ITEM 6.                                                     EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-113998).

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

10.1*

Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between us and Nestec, Ltd. (filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on May 11, 2005).

10.2*	Second Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between us and Kraft Foods Global, Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 9, 2005	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)