Form 10-Q
period 2005-09-30
SENOMYX INC
filed 2005-11-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11099 North Torrey Pines Road
La Jolla, California	92037
(Address of principal executive offices)	(Zip code)

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2005: 25,613,172.

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$8,835	$17,085
Investments available-for-sale	21,529	23,762
Other current assets	1,553	1,213
Total current assets	31,917	42,060

Property and equipment, net	2,574	1,742
Total assets	$34,491	$43,802

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,205	$3,208
Other current liabilities	105	153
Deferred revenue	1,251	1,858
Total current liabilities	4,561	5,219

Deferred rent	166	210

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2005 (unaudited) and December 31, 2004; 25,612,069 and 25,309,565 shares issued and outstanding at September 30, 2005 (unaudited) and December 31, 2004, respectively	26	25
Additional paid-in capital	130,164	126,243
Deferred compensation	(1,581)	(3,492)
Accumulated other comprehensive loss	(9)	(7)
Accumulated deficit	(98,836)	(84,396)
Total stockholders’ equity	29,764	38,373
Total liabilities and stockholders’ equity	$34,491	$43,802

[NOTE: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenue under collaborative agreements	$2,130	$1,802	$7,118	$6,220
Operating expenses:
Research and development	4,226	4,167	12,395	12,089
General and administrative	1,858	1,331	5,222	3,426
Stock-based compensation:
Research and development	432	505	2,402	1,034
General and administrative	534	1,254	2,271	3,591
Total operating expenses	7,050	7,257	22,290	20,140

Loss from operations	(4,920)	(5,455)	(15,172)	(13,920)

Interest income	257	151	732	227
Net loss	$(4,663)	$(5,304)	$(14,440)	$(13,693)

Net loss per share, basic and diluted	$(0.18)	$(0.21)	$(0.57)	$(1.32)

Shares used in calculating net loss per share, basic and diluted	25,356,553	24,727,925	25,285,863	10,376,905

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Net loss	$(14,440)	$(13,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	814	1,108
Stock-based compensation	2,762	618
Amortization of deferred compensation	1,911	4,007
Change in operating assets and liabilities:
Other assets	(250)	(314)
Accounts payable, accrued expenses and other current liabilities	(884)	168
Deferred revenue	(607)	(156)
Deferred rent	(44)	22
Net cash used in operating activities	(10,738)	(8,240)

Investing activities
Purchases of property and equipment	(928)	(779)
Purchases of available-for-sale securities	(28,819)	(23,508)
Maturities of available-for-sale securities	31,075	5,058
Net cash provided by (used by) investing activities	1,328	(19,229)

Financing activities
Proceeds from issuance of common stock	1,160	34,721
Net cash provided by financing activities	1,160	34,721

Net increase (decrease) in cash and cash equivalents	(8,250)	7,252
Cash and cash equivalents at beginning of period	17,085	13,493
Cash and cash equivalents at end of period	$8,835	$20,745

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$833	—
Conversion of convertible preferred stock to common stock upon initial public offering	—	$70,150

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be reported for the year ended December 31, 2005.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of the Company’s agreements contain multiple elements, including upfront license fees, research funding, cost reimbursements, milestones, and royalties.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received.  Non-refundable license fees, if associated with future Company performance, are recognized over the associated period of service.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, the Company has not earned any royalties.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(4,663)	$(5,304)	$(14,440)	$(13,693)
Add: Stock-based employee compensation expense included in reported net loss	529	923	2,039	4,007
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,540)	(2,163)	(5,180)	(5,334)
Net loss pro forma	$(5,674)	$(6,544)	$(17,581)	$(15,020)
Net loss per share pro forma	$(0.22)	$(0.26)	$(0.70)	$(1.45)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Historical:
Numerator:
Net loss (in thousands)	$(4,663)	$(5,304)	$(14,440)	$(13,693)
Denominator:
Weighted average common shares	25,546,271	25,079,724	25,463,951	10,707,547
Weighted average unvested common shares subject to repurchase	(189,718)	(351,799)	(178,088)	(330,642)

Denominator for basic and diluted earnings per share	25,356,553	24,727,925	25,285,863	10,376,905

Basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.57)	$(1.32)

Pro forma:
Numerator:
Net loss (in thousands)	$(4,663)	$(5,304)	$(14,440)	$(13,693)

Denominator:
Shares used above	25,356,553	24,727,925	25,285,863	10,376,905
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	—	—	—	10,803,537

Denominator for pro forma basic and diluted earnings per share	25,356,553	24,727,925	25,285,863	21,180,442

Pro forma basic and diluted net loss per share	$(0.18)	$(0.21)	$(0.57)	$(0.65)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Comprehensive loss	$(4,675)	$(5,304)	$(14,442)	$(13,695)

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

Overview

We are a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with five of the world’s leading packaged food and beverage companies: Cadbury Schweppes, Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators.  Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2005 our accumulated deficit was $98.8 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $2.1 million and $1.8 million during the three month periods ended September 30, 2005 and 2004, respectively.  Research and development payments and payments of upfront license fees under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended September 30, 2005.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended September 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $4.2 million for each of the three month periods ended September 30, 2005 and 2004.  Stock-based compensation expenses charged to research and development for the three months ended September 30, 2005 and 2004 were $432,000 and $505,000, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Salaries and personnel	$1,684	$1,747
Facilities and depreciation	1,043	1,134
Research and development supplies	885	416
Patent and licensing	282	422
Outside services	250	390
Miscellaneous	82	58
Total research and development expenses	$4,226	$4,167

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were approximately $1.7 million in each of the three month periods ended September 30, 2005 and 2004.  The slight decrease of $63,000 was primarily due to decreases in payroll expense and recruiting expense of approximately $75,000 and $44,000, respectively, partially offset by an  increase in employee benefits expense of approximately $45,000.  Our research and development staff increased from an average of 55 for the three months ended September 30, 2004 to an average of 61 for the three months ended September 30, 2005.  The decrease in payroll expense reflects changes in usage of paid time off in the third quarter of 2005 as compared to the third quarter of 2004.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.0 million and $1.1 million for the three months ended September 30, 2005 and 2004, respectively. The decrease of $91,000 was primarily attributable to a reduction of depreciation expense of approximately $77,000, and a decrease in the amount of rent expense allocated to research and development of approximately $20,000.

Research and Development Supplies.  Our expenses for supplies used in research and development were $885,000 and $416,000 for the three months ended September 30, 2005 and 2004, respectively.  The increase of $469,000 was primarily attributable to increased expenditures for compound acquisition and related screening supplies to support progress in our research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $282,000 and $422,000 for the three months ended September 30, 2005 and 2004, respectively.  The decrease of $140,000 was primarily attributable to reduced outside patent legal expenses and licensing fees in 2005 compared to 2004.

Outside Services.  Our outside services expenses were $250,000 and $390,000 for the three months ended September 30, 2005 and 2004, respectively.  The decrease of $140,000 was primarily attributable to a reduction in costs incurred for outsourced development activities, principally for toxicology work performed for the development of our savory compounds.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $1.9 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the three months ended September 30, 2005 and 2004 were $534,000 and $1.3 million, respectively.  The $527,000 increase in expenses (other than stock-based compensation expense) from the three months ended September 30, 2004 to 2005 was primarily attributable to increases in salaries and personnel, audit, legal and consulting fees and public relations expense.  The increase in expenses for salaries and personnel of approximately $278,000 was due to increased headcount reflecting our increased business development activities and additional finance personnel added in light of our initial public offering in June 2004 and Sarbanes-Oxley compliance requirements in fiscal 2005.  Our general and administrative staff increased from an average of 21 for the three months ended September 30, 2004 to an average of 25 for the three months ended September 30, 2005.  The increases in audit, legal and consulting fees of approximately $49,000, $43,000 and $29,000, respectively, were due to Sarbanes-Oxley compliance requirements and increased reporting obligations as a result of our initial public offering in June 2004.  The increase in public relations and marketing expense of approximately $52,000 was incurred as a result of increased investor relations activities and increased business development activities in the third quarter of 2005 as compared to the same period in 2004.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $966,000 for the three months ended September 30, 2005 from $1.8 million for the three months ended September 30, 2004.  The decrease in overall stock-based compensation expense is due to a decrease in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at September 30, 2005 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.  In addition, the overall decrease is due to a reduction in compensation expense in 2005 compared to 2004 for stock options granted to employees, as this compensation is being amortized on an accelerated method.

Interest Income

Interest income was $257,000 and $151,000 for the three months ended September 30, 2005 and 2004, respectively.  The increase of $106,000 was primarily attributable to a higher average rate of return on our investments during the quarter, partially offset by the impact of lower average investable balances.

Nine Months Ended September 30, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $7.1 million and $6.2 million during the nine month periods ended September 30, 2005 and 2004, respectively.  Research and development payments, including certain product candidate development reimbursement costs and upfront license fees, and milestones under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the nine months ended September 30, 2005.  Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the nine months ended September 30, 2004.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $12.4 million and $12.1 million for the nine months ended September 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to research and development for the nine months ended September 30, 2005 and 2004 were $2.4 million and $1.0 million, respectively.  A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2005	2004
Salaries and personnel	$5,451	$5,044
Facilities and depreciation	3,326	3,335
Research and development supplies	2,051	1,426
Patent and licensing	745	1,128
Outside services	460	918
Miscellaneous	362	238
Total research and development expenses	$12,395	$12,089

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $5.5 million and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $407,000 was primarily due to increases in payroll expenses, employee benefits-related expenses and travel-related expenses of approximately $348,000, $133,000, and $75,000, respectively, partially offset by reduction in consulting and recruiting expenses of approximately $91,000 and $44,000, respectively.  Our research and development staff increased from an average of 56 for the nine months ended September 30, 2004 to an average of 59 for the nine months ended September 30, 2005.  The increase in payroll expense reflects the addition of more highly compensated employees whose functions support the progression of our product candidates into regulatory and product development activities and the impact of annual merit, cost of living and promotion salary increases.

Facilities and Depreciation.    Our facilities and depreciation expenses were $3.3 million for the nine months ended September 30, 2005 and 2004. The decrease of $9,000 was primarily attributable to reduction of depreciation expense of approximately $198,000 due to several large pieces of scientific equipment becoming fully depreciated, offset by an increase in costs of approximately $189,000 incurred as a result of expanding into additional space within our facility to accommodate our additional research and development operations.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.1 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $625,000 was primarily attributable to increased expenditures for compound acquisition and related screening supplies to support progress in our research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $745,000 and $1.1 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease of $383,000 was primarily attributable to reduced outside patent legal expenses in 2005 compared to 2004.

Outside Services.  Our outside services expenses were $460,000 and $918,000 for the nine months ended September 30, 2005 and 2004, respectively.  The decrease of $458,000 was primarily attributable to a reduction in costs incurred for outsourced development activities, specifically for product candidate synthesis scale-up and toxicology studies for our savory compounds.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $5.2 million and $3.4 million for the nine months ended September 30, 2005 and 2004, respectively.  Stock-based compensation expenses charged to general and administrative for the nine months ended September 30, 2005 and 2004 were $2.3 million and $3.6 million, respectively.  The $1.8 million increase in expenses (other than stock-based compensation expense) from the nine months ended September 30, 2004 to 2005 was primarily attributable to increases in salaries and personnel, audit fees, legal fees, facilities expense, public relations/marketing expenses and the commencement of payment of directors’ fees.  The increase in expenses for salaries and personnel of approximately $656,000 was due to increased headcount reflecting our increased business development activities and additional finance personnel added in light of our initial public offering in June 2004 and Sarbanes-Oxley compliance requirements in fiscal 2005.  The increases in audit fees and legal fees of approximately $301,000 and $151,000 were both due to increased reporting obligations as a result of our initial public offering in June 2004 and to Sarbanes-Oxley compliance requirements.  The increase in facilities expense of approximately $164,000 was incurred as a result of expanding into additional space to accommodate our additional business development and finance operations.  The increase in public relations and marketing expense of approximately $134,000 was incurred as a result of increased investor relations activities and increased business development activities in 2005 as compared to the same period in 2004. The increase in directors’ fees of approximately $108,000 incurred during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due to payment of directors’ fees for the full nine months of 2005, as compared to payment for three months in 2004.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses increased to $4.7 million for the nine months ended September 30, 2005 from $4.6 million for the nine months ended September 30, 2004.  The increase in overall stock-based compensation expense is primarily due to an increase in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at September 30, 2005 was revalued in accordance with Emerging Issue Task Force, or EITF, Issue No. 96-18.  This increase was partially offset by a decrease in compensation expense in 2005 compared to 2004 for stock options granted to employees prior to our IPO in June 2004, as this compensation is being amortized on an accelerated method.

Interest Income

Interest income was $732,000 and $227,000 for the nine months ended September 30, 2005 and 2004, respectively.  The increase of $505,000 was primarily attributable to a higher average rate of return on our investments during the quarter, and to higher average cash balances for the nine months ended September 30, 2005, primarily as a result of our June 2004 initial public offering, which generated higher interest earnings.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of September 30, 2005 we had received in excess of $107.8 million in proceeds from the sales of common and preferred stock.  In addition, we had received $36.0 million in non-refundable research and development payments and non-refundable milestone payments from our collaboration agreements, and $3.0 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $24.6 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor enhancers and taste modulators.

At September 30, 2005, we had $30.4 million in cash, cash equivalents and investments available-for-sale as compared to $40.8 million at December 31, 2004, a decrease of $10.5 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $10.7 million for the nine months ended September 30, 2005 compared to $8.2 million for the nine months ended September 30, 2004.  Operating cash flow for the nine months ended September 30, 2005 compared to the same period in the prior year period reflects an increase in our net loss of $747,000.  Non-cash operating expenses for the nine months ended September 30, 2005 decreased $246,000 to $5.5 million for the nine months ended September 30, 2005 from $5.7 million for the nine months ended September 30, 2004.  This decrease was primarily due to a decrease of approximately $294,000 in depreciation and amortization expense.  This decrease was partially reduced by an increase in stock-based compensation expense related to options granted to non-employees of approximately $2.1 million, offset by a decrease in the amortization of deferred compensation related to employee stock option grants of approximately $2.1 million.

Additionally, net changes in operating assets and liabilities over the nine months ended September 30, 2005 used cash of $1.8 million, primarily due to the timing of payment of our accounts payable and accrued liabilities.  Net changes in operating assets and liabilities over the nine months ended September 30, 2004 used cash of $280,000, due to increases in other assets in 2004.

Investing Activities

Investing activities provided cash of $1.3 million and used cash of $19.2 million for the nine months ended September 30, 2005 and 2004, respectively.  Cash provided in the nine months ended September 30, 2005 primarily reflects the maturities, net of purchases, of available-for-sale securities to fund increased operating expenses.  Cash used in the nine months ended September 30, 2004 reflects the purchases of available-for-sale securities to obtain higher rates of interest income.

Financing Activities

Financing activities provided cash of $1.2 million and $34.7 million for the nine months ended September 30, 2005 and 2004, respectively.  Cash provided by financing activities in the nine months ended September 30, 2005 reflects the net proceeds from the sale of common stock of $1.2 million, primarily from the exercise of employee and non-employee stock options and from purchases of shares from the employee stock purchase program.  Cash provided by financing activities in the nine months ended September 30, 2004 reflects the net proceeds from the sale of common stock of $34.7 million, primarily from the sale of common stock during our initial public offering.

As of September 30, 2005 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$5,228	$4,156	$1,072	$—	$—
License payments	258	86	74	44	54
Total	$5,486	$4,242	$1,146	$44	$54

As of September 30, 2005, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities, with proceeds from capital-raising transactions, if any, that we may undertake and with research and development payments and milestone payments we may receive under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to payments which total up to $33.2 million.  In the next three months (through December 31, 2005), we anticipate receiving $2.3 million in research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

As of September 30, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no material changes during the quarter ended September 30, 2005 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K filed with the SEC.

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including upfront fees, research funding, cost reimbursement, milestones and royalties.

Revenue from milestones is recognized when earned, as evidence by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable license fees, if not associated with our future performance, are recognized when received.  Non-refundable license fees, if associated with our future performance, are recognized over the associated service period.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

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

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been for the three and nine months ended September 30, 2005 had we adopted SFAS No. 123, please see the discussion under the heading “Stock-Based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS No. 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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

A key element of our strategy is to commercialize our flavors, flavor enhancers and taste modulators through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators.

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

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  Our collaborators may not incorporate our flavors, flavor enhancers and taste modulators into any or all of their products within their exclusive product fields.

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

•                  potential collaborators fail to spend their resources on research and development or commercialization of our flavors, flavor enhancers and taste modulators due to general market conditions or for any other reason; or

•                  consolidation in our target markets limits the number of potential collaborators.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $14.4 million for the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $98.8 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our five existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

If we are unable to successfully commercialize our flavors, flavor enhancers and taste modulators, we may need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. We may also determine that it is desirable to raise additional capital in order to enable us to expand operations or more effectively pursue our goals.  In any such event, we may need to raise substantial additional capital to, among other things:

•                  fund existing or new research, discovery or development programs;

•                  advance existing and new product candidates into and through the regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue or expand our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavors, flavor enhancers and taste modulators, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 84 on September 30, 2005 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

•                  any patents that have issued or may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavors, flavor enhancers and taste modulators. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Linguagen Corp., Mount Sinai School of Medicine, The Scripps Research Institute, the University of California, Monell Chemical Senses Corp., Pfizer, Inc., Virginia Commonwealth University and the German Institute of Human Nutrition. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavors, flavor enhancers and taste modulators or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect. In addition, it is possible that some of the flavors, flavor enhancers or taste modulators that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

As of October 23, 2005, our executive officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 42% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of investors in this offering or other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

As of September 30, 2005, we estimate that we had used approximately $1.4 million of the proceeds for the purchase of equipment and approximately $16.5 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

10.1*	Third Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002 and April 29, 2005, between us and Kraft Foods Global, Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 2, 2005	By:	/S/ KENT SNYDER
Kent Snyder
President and Chief Executive Officer
(on behalf of the registrant and as the
registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen
Vice President and Chief Financial and Business Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)