Form 10-K
period 2005-12-31
SENOMYX INC
filed 2006-03-10
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐          No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒          No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ National Market, was approximately $235,467,000. Excludes an aggregate of 11,208,467 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2005. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 28, 2006, there were 29,803,263 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principle Accountant Fees and Services
PART IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures

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

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe we will provide these companies with the ability to differentiate their products. We have entered into product discovery and development collaborations with five of the world’s leading packaged food and beverage companies: Cadbury Schweppes, Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators. Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.

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

We are currently pursuing savory, sweet and salt flavor enhancer and bitter taste modulator discovery and development programs. The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added monosodium glutamate, or MSG. The goals of our sweet program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. The goals of our salt program are to enhance the taste of salt and enable a significant reduction in added salt. The goals of our bitter taste modulation program are to reduce or block bitter taste and improve the overall taste characteristics of packaged foods, beverages, over the counter (or OTC) health care products and pharmaceutical products.

Our internet address is www.senomyx.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and

Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2004 were approximately $1.3 trillion, of which $270 billion was generated in the United States. These figures represent growth rates of approximately 4% and 3%, respectively, over 2003 amounts. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.1 trillion and sales of non-alcoholic beverages were approximately $304 billion. Based on recent data from Euromonitor, Information Resources, Inc. and our collaborators’ 2004 annual reports, we estimate that our collaborators’ combined worldwide sales in 2004 of their products that fall within their exclusive product fields were over $45 billion. Our collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators. However, we do not anticipate that our collaborators will incorporate our flavors, flavor enhancers and taste modulators into all of their products within their exclusive product fields.

Each of our flavors, flavor enhancers and taste modulators addresses large, potentially overlapping markets. The following table sets forth the four primary taste areas on which we are focused and, for each taste area, provides examples of product categories that could incorporate ingredients in those taste areas, estimated worldwide sales and our estimates of the worldwide sales for food and beverage products of our existing collaborators in their exclusive or co-exclusive product fields.

Taste Areas	Example Product Categories	2004 Estimated Worldwide Sales(1)	2004 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$365 billion	$6.8 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$483 billion	$20.9 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$402 billion	$12.0 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$464 billion	$5.8 billion

(1)          According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)          Based on recent data from Euromonitor, Information Resources, Inc. and our collaborators’ 2004 annual reports.

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

In the United States, most flavors, flavor enhancers and taste modulators are regulated as Generally Recognized as Safe, or GRAS, substances under the provisions of the Federal Food, Drug and Cosmetic Act, or FD&C Act. GRAS determinations for most new flavors, flavor enhancers and taste modulators are made by an independent panel of scientists administered by the Flavor and Extract Manufacturers Association, or FEMA. Four compounds developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million. We expect that future flavors, flavor enhancers and taste modulators we develop will take a similar amount of time and cost a similar amount. However, the length of time may vary depending on the properties of the flavor, flavor enhancer or taste modulator. Once a flavor or flavor enhancer is determined to be FEMA GRAS, it may be immediately incorporated into products for test marketing and commercialization in the United States and in 20 other countries.

Flavors, Flavor Enhancers and Taste Modulators as a Source of Competitive Advantage

The packaged food and beverage industry is comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food and beverage companies. For example, according to recent Euromonitor data, estimated 2004 worldwide sales of soft drinks were approximately $260 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $260 million.

As a result of these market opportunities, packaged food and beverage companies are constantly seeking ways to differentiate their products, demand for which can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavors, flavor enhancers and taste modulators can potentially provide an important way to differentiate a particular product through enhanced taste, improvements in nutritional profile or labeling, flavor ingredient exclusivity and cost of goods savings.

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

•                  Cost of Goods Savings. The packaged food and beverage industry purchases enormous volumes of raw materials to produce their products. According to the Food and Agriculture Division of the United Nations, estimated worldwide sugar production in 2004 was approximately 141.1 million metric tons, and consumption was over 143.1 million metric tons. Given such high demand for sugar, spot prices for processed sugar rose over 50% from February 2005 to February 2006 such that the market value of processed sugar produced worldwide during that period exceeded $100 billion, based on US spot prices in February 2006. Similarly, according to the 2003 Chemical Economics Handbook, worldwide consumption of MSG was nearly 1.6 million metric tons in 2002 at a cost of $1.4 billion. Flavors, flavor enhancers and taste modulators can potentially facilitate a reduction in the volume of these ingredients used in packaged food and beverage products, which could result in significant decreases in costs and associated increases in profit margins.

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

•                  Obtaining Exclusive or Co-Exclusive Use of Proprietary Flavors, Flavor Enhancers and Taste Modulators. We are able to offer our collaborators exclusive or co-exclusive use of our proprietary flavors, flavor enhancers and taste modulators in defined packaged food and beverage product categories. We believe this approach will assist our collaborators in differentiating their products from those of their competitors.

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

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavors, flavor enhancers and taste modulators. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food and Beverage Companies. We are collaborating with leading packaged food and beverage companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavors, flavor enhancers and taste modulators that are incorporated into their products. In addition, our collaborators are responsible for all manufacturing costs of our flavors, flavor enhancers or taste modulators. As a result, we expect to commercialize our flavors, flavor enhancers and taste modulators without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé.

•                  Developing Flavors, Flavor Enhancers and Taste Modulators that are Eligible for FEMA GRAS Determination. Our primary focus is on the development of flavors, flavor enhancers and taste modulators that will qualify for a FEMA GRAS determination. Four compounds developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million. We expect that future flavors, flavor enhancers and taste modulators we develop will take a similar amount of time and cost a similar amount. However, the length of time may vary depending on the properties of the flavor, flavor enhancer or taste modulator. Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavors, flavor enhancers or taste modulators. In the event that a particular flavor enhancer or taste modulator is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative compounds.

•                  Pursuing Additional Collaborations and Market Opportunities. We seek to establish additional collaborations with leading packaged food and beverage companies to use flavors, flavor enhancers or taste modulators developed through our existing programs for exclusive or co-exclusive use within new packaged food and beverage product fields. We intend to receive from future collaborators up-front fees, research and development funding, milestone payments and royalties on future sales of products incorporating these flavors, flavor enhancers or taste modulators. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavors, flavor enhancers or taste modulators into a particular product.

•                  Expanding Our Product Candidate Pipeline. We will continue to focus on the discovery and development of additional flavor ingredients based on additional taste receptors to address new taste areas. We believe potential new taste receptors include the fat taste and cold taste receptors. We also intend to improve the beneficial characteristics of our current product candidates through the development of next-generation flavors, flavor enhancers and taste modulators. We will also continue to consider applications of our current products and technologies outside of the packaged food and beverage industry.

•                  Maintaining and Expanding Our Technology Position. We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies and natural and synthetic compound libraries, provide us and our collaborators with significant competitive advantages. We intend to continue to develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover and develop new proprietary flavors, flavor enhancers and taste modulators.

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

•                  Safety Studies and FEMA GRAS Determination of Product Candidates. The next step in our discovery and development process is to select, in conjunction with our collaborators, one or more product candidates for commercialization. We then evaluate the selected product candidate for safety. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to the FEMA GRAS expert panel for review. Four compounds developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million. We expect that future flavors, flavor enhancers and taste modulators we develop will take a similar amount of time and cost a similar amount. However, the length of time may vary depending on the properties of the flavor, flavor enhancer or taste modulator.

Following a FEMA GRAS determination, foods and beverages containing our proprietary flavors, flavor enhancers and taste modulators can be immediately commercialized in the United States and 20 other countries. We intend to use the data from the FEMA GRAS review to facilitate approval of our flavors, flavor enhancers and taste modulators for use in products sold in additional countries. We anticipate, however, that our collaborators will test market their products containing our flavors, flavor enhancers and taste modulators through a series of consumer acceptance tests prior to initiating any wide-scale commercialization.

Our Discovery and Development Programs

We are currently pursuing the discovery and development of flavors, flavor enhancers and taste modulators through programs focused on savory, sweet, salt and bitter.

Savory Enhancer Program

Using SavoryScreenHT, our high-throughput savory receptor-based assay system, we identified two product candidates, S336 and S807, that enhance the savory taste of glutamate. Our collaborator evaluated S336 and S807 for savory taste enhancement in product prototypes. S336 is approximately three times more potent than S807 in taste tests and exhibits greater water solubility compared to S807. Other characteristics, such as heat stability, are similar for the two compounds. Based on the results of such studies, our collaborator formally selected both S336 and S807 for development in May 2004.

We completed the safety assessment studies for S807 and S336 and submitted applications for GRAS determination to the FEMA Expert Panel in December 2004. In March 2005, S807 and S336 were determined to be GRAS. In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS. A more detailed description of the FEMA GRAS process is provided in Item I, Business – Regulatory Process. With our having achieved FEMA GRAS status for the four savory compounds, our collaborator initiated product development efforts to identify initial applications, optimal concentrations and the development of new recipes. Application work and taste testing is being conducted at multiple product development sites. This work is expected to be completed no later than the end of September 2006. In parallel to this effort, we are conducting additional application and product development work both in-house and in collaboration with a number of consultants and potential partners.

Sweet Enhancer Program

Using SweetScreenHT, our high-throughput sweet receptor-based assay system, we identified S1395 and S888, proof-of-concept compounds. Optimization chemistry led to the identification of S679, which in taste tests was found to be approximately three times more potent than S1395 and S888. We believe that the compounds we are developing in our sweet enhancer program will function with both carbohydrate and artificial sweeteners used in a variety of packaged food and beverage products and may provide for a significant reduction in added sweetener in the finished product while maintaining or improving the desired sweet taste.

During 2005, we identified a number of novel compounds using our optimization chemistry process. One compound, S951, demonstrated enhanced potency in the receptor assay and in preliminary taste tests over the previous lead compound S679. At a concentration of approximately 1.5 parts per million in a solution of 6% fructose, S951 tastes as sweet as a 10% fructose solution. This is equivalent to a 40% reduction of the added carbohydrate sweetener. S951 was also effective in more complex product prototypes such as ice cream and cereal, but required approximately 6 parts per million to significantly reduce the carbohydrate sweetener and maintain the sweet taste.

During the fourth quarter of 2005, we created derivatives of S951 and other compounds to reduce the amounts needed in products and to optimize physical properties such as solubility in food and beverages. Recently, we identified S8613, a compound that is approximately as potent as S951 in taste tests, but is significantly more water soluble than S951. We expect such improvements in physical properties to improve functionality in products. It is our goal to identify a sweet product candidate and initiate development and safety studies by the end of the third quarter of 2006, and to achieve the first commercial sale of a product containing an ingredient from the sweet program in 2007.

Salt Enhancer Program

The goal of our salt enhancer program is to identify compounds that enhance the taste of salt and provide a significant reduction in sodium levels in a variety of foods while maintaining or improving the desired salt taste. We are continuing to identify enhancers of the ion channel, ENaC, the most potent of which is S4613. In addition, during the fourth quarter of 2005, we completed characterization of a second form of ENaC in taste cells, termed Delta ENaC, which may also play a role in salt taste but has different properties from Alpha ENaC, the form we had been studying previously. Based on our new findings, we have initiated discovery of Delta ENaC enhancers and have isolated a set of active compounds using our proprietary screening methods. We will continue to identify enhancers of Alpha and Delta ENaC and optimize these compounds to improve potency with the goal of identifying a compound that functions in taste tests by the end of the second quarter of 2006. As with the sweet program, our goal is to identify a product candidate and initiate development and safety studies by the end of the third quarter of 2006 in order to achieve the first commercial sale of a product containing one of our salt enhancers in 2007.

Bitter Taste Modulator Program

The goal of our bitter taste modulator program is to identify compounds that modulate or eliminate the bitter taste associated with certain packaged food and beverage products, OTC health care products and pharmaceutical products. In 2005, we continued to make progress along several lines of research. The first steps of this program involve the identification of taste receptors that respond to bitter ingredients known to be present in a variety of food and beverages, followed by the use of these receptors to discover bitter taste blockers. A key accomplishment during 2005 was our development of methods that allow us to test fluorescent samples, which we previously could not test in our bitter assay. These new methods allow us to test a broader range of bitter compounds in our screening process. Lastly, we continue to develop high-throughput screening assays to identify bitter blockers. We anticipate initiating screening for bitter blockers by the end of 2006.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food and beverage market. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavors, flavor enhancers or taste modulators in one or more specified taste areas, such as savory, sweet, salt or bitter. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups, or frozen foods. To date, we have entered into product discovery and development collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé.

All of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets, cost reimbursement and royalty payments based upon future product sales in the event the collaborator commercializes a product incorporating our flavors, flavor enhancers or taste modulators. Certain of our current collaboration agreements also provide for upfront fees. The research and development funding under each of these agreements is paid according to a fixed payment schedule. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavors, flavor enhancers and taste modulators for the applicable program. Under each of these agreements, we are primarily responsible for the discovery, development and regulatory approval phases and any associated expenses, while our collaborator is primarily responsible for selecting the consumer products that may incorporate our flavors, flavor enhancers or taste modulators. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavors, flavor enhancers and taste modulators. All decisions of the steering committees must be unanimous.

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

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement. Our agreement with Kraft Foods and our initial agreement with Nestlé may each be terminated by our collaborator upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to the end of the research collaborative period. Campbell Soup may only terminate its agreement without cause upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to the end of the collaborative period. Our agreement with Coca-Cola permits Coca-Cola to terminate the agreement upon specified major corporate events. Our most recent agreement with Nestlé gives Nestlé the right to terminate the agreement without cause on or after October 26, 2006 upon 90 days written notice, provided that it pay a specified termination fee if it terminates the agreement after October 26, 2006 but prior to the end of the collaborative period. Cadbury Schweppes may terminate its agreement without cause on or after April 15, 2006 upon 90 days written notice.

Cadbury Schweppes

In July 2005, we entered into a collaborative research and license agreement with Cadbury Adams USA, LLC, a Cadbury Schweppes company, for the discovery and commercialization of new flavor ingredients in the gum confectionary area. Under the terms of the collaboration, Cadbury Schweppes has agreed to pay us research funding for up to two years based on research progress during the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2005, we have received $650,000 in research funding. If all milestones are achieved, and including the $650,000 in research funding paid through December 31, 2005, we may be entitled to up to $3.1 million in research funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties based on sales of products containing new flavor ingredients developed under the agreement. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell Soup, a global manufacturer and marketer of consumer food products, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the packaged food and beverage product fields of soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments. In February 2006, we extended the collaborative period until the earlier of March 2009 or submission for a GRAS determination, subject to earlier termination under specified circumstances.

Under the terms of the collaboration, Campbell Soup has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2005, we have received $9.1 million in research and development funding. If all milestones are achieved, and including the $9.1 million in research and development funding paid through December 31, 2005, we may be entitled to up to $13.1 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

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

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2005, we have received $7.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $14.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration. The collaborative period is subject to early conclusion by Coca-Cola upon 60 days written notice upon payment of a specified early conclusion fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. In the event of early conclusion, Coca-Cola will no longer be entitled to use, and we will have the right to license, any flavors or flavor enhancers discovered prior to such early conclusion to third parties for use in any product field, provided that Coca-Cola would retain non-exclusive rights in the field of non-alcoholic beverages with the exception of dry powdered beverages.

Kraft Foods Global, Inc.

In December 2000, we entered into a collaboration agreement with Kraft Foods, a global leader in branded foods and beverages. The collaborative period for the original product discovery and development program expired on its own terms in December 2003. However, prior to December 2003 we amended our collaboration agreement to provide for a new collaborative program through May 2005. In April 2005 and July 2005 we further amended our collaboration agreement to extend the collaborative research phase for three months and an additional two years through July 2007, respectively. Under this program, we will work with Kraft Foods for the discovery and development of flavor enhancers, on a co-exclusive basis with Coca-Cola in a specified food and beverage product field. We will also work with Kraft Foods on the discovery and development of novel flavor modifiers on an exclusive basis in a specified product field in the dessert product category. Under the collaboration agreement, as amended, Kraft Foods has agreed to pay us certain research and development funding over a 6.5-year collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2005, we have received $8.4 million in research and development funding and one milestone payment of $375,000. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $11.7 million. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor enhancer from the date of introduction of each product in each country until the earlier of 17 years thereafter or until the expiration of relevant patents in such country. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In December 2005, we further amended the agreement to provide for a new three-year discovery and development collaboration. In this new collaboration, we will work with Kraft Foods on the discovery and development of novel flavor modifiers on a co-exclusive basis in the chilled and processed meat product category within North America. Under the terms of the new collaboration, Kraft Foods has agreed to pay us an initial license fee and incremental discovery and development funding over the three-year period. In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. Through December 31, 2005, we have not received any payments in license fees or research and development funding. We received the upfront license fee and first discovery and development funding payment for this collaboration in January 2006. If all milestones are achieved, and including all license fees and research and development funding payable, we may be entitled to up to $4.6 million. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor enhancer from the date of introduction of each product in each country until the earlier of 17 years thereafter or until the expiration of relevant patents in such country. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé, the world’s largest food company, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup. In April 2005, we amended the agreement to provide for a three-year extension of the collaborative research phase.

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over three years. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2005, we have received $7.9 million in research and development funding, reimbursement of certain regulatory expenses of $339,000 and four milestone payments of $375,000 each. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $16.0 million under the initial collaboration. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field. Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to earlier termination under specified circumstances. We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals. Through December 31, 2005, we have received $2.3 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $13.1 million under the second collaboration. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

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

Receptor Discovery and Assay Development Technology

There are currently five recognized primary senses of taste: umami (which is the savory taste of glutamate), sweet, salt, bitter and sour. Scientists generally believe that each of these taste sensations is recognized by a distinct taste receptor or family of taste receptors in the mouth or on the tongue. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. The brain recognizes tastes by determining which of the numerous receptors in the mouth have been contacted by a given flavor ingredient. Savory, sweet and bitter taste compounds bind to taste receptors specific to each taste on the surface of taste bud cells. In contrast, the taste of salt and the sour taste are thought to be recognized by taste channels that allow the passage of particular ions into the taste bud cells.

The current status in the development of proprietary taste receptor-based assay systems for human taste receptors is as follows:

•                  Savory Receptor. Glutamate is a natural component of foods including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The human savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created SavoryScreenHT, a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. We have screened over 200,000 compounds in SavoryScreenHT and identified a number of savory enhancers, including S807, S336, S263 and S976, which were determined to be GRAS in March 2005.

•                  Sweet Receptor. The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and high potency artificial sweeteners. We have screened over 200,000 compounds in SweetScreenHT and identified novel compounds that modulate sweet taste.

•                  Bitter Receptors. There are 25 bitter receptors in humans. These are also members of the GPCR protein family. Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell. The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances. It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds. We have characterized many of the 25 T2R receptors and we have initiated the development of receptor-based assays.

•                  Salt Receptor. In contrast to the GPCRs that mediate savory, sweet, and bitter tastes, sodium ions and to a lesser extent potassium ions, are thought to produce a salt taste via ion channels present on the surface of taste bud cells. Ion channels are receptors that span the cell membrane and allow a flow of ions into or out of cells. Published work suggests that the Epithelial Sodium Channel, or ENaC, is a mediator of salt taste. We have characterized two forms of ENaC from human taste cells, termed Alpha ENaC and Delta ENaC. For each form of ENaC, we have developed two proprietary ENaC-based assay systems, SaltScreenHT, a high-throughput system capable of screening thousands of compounds per day, and SaltScreenEP, a lower-throughput electrophysiology-based system. We demonstrated each of the SaltScreen systems are responsive to sodium and therefore could be used to identify novel salt flavor enhancers.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavors, flavor enhancers and taste modulators currently comprised of over 250,000 natural and synthetic compounds. We intend to continue to acquire or develop additional compounds to add to our libraries. We have designed and selected our libraries to comprise compounds that we believe are likely to be safe and economical for use in packaged food and beverage products. We are using our SavoryScreenHT, SweetScreenHT, SaltScreenHT, SaltScreenEP and BitterScreen assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavors, flavor enhancers and taste modulators generated in the optimization process as the lead compound progresses to become a product candidate.

Regulatory Process

Flavoring substances, including flavors, flavor enhancers and taste modulators, intended for use in foods in the United States are regulated under provisions of the FD&C Act administered by the United States Food and Drug Administration, or FDA. Flavor compounds sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities as is the case in the European Union.

Regulation of Flavors, Flavor Enhancers and Taste Modulators in the United States

In the United States, flavor compounds are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel. FEMA has administered the GRAS program for flavors on behalf of the industry for over 40 years. Other possible routes to approval of a flavor-modifying compound would be a GRAS self-determination (independent of FEMA) with or without FDA notification, or a food additive petition to the FDA; however, few flavors are currently approved via these routes. Our goal is that the flavor compounds, including flavors, flavor enhancers and taste modulators we may discover will be subject to the FEMA GRAS review process as described below.

GRAS Review Process. Flavor compounds that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An expert panel, convened to undertake a GRAS review, determines whether a compound is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of chemicals used in food and may declare certain compounds as having been adequately shown through scientific procedures to be generally recognized as safe under the conditions of their intended use. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor compound per person and submit a report to the GRAS review panel describing the physical, chemical, safety, and metabolic properties of the flavor compound. The entire GRAS determination process, including the safety and metabolic studies, application preparation and GRAS panel review, can take up to two years or longer. However, if there are prior safety data on the compound or a compound with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process can be considerably shorter than two years.

The most common types of GRAS review are:

•                  FEMA Expert Panel. The FEMA Expert Panel is an independent panel of experts established by FEMA. The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets at least three times per year. The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. In 2005, the FEMA Expert Panel published its findings on 185 new compounds determined to be GRAS for specific flavor applications. We have been an associate member of FEMA since 2003. Four of our savory compounds were determined to be GRAS by the FEMA Expert Panel in 2005.

•                  Specifically Convened Independent Panel. An independent, qualified panel of experts in pertinent scientific disciplines may be formed by the manufacturer to evaluate the safety of a specific compound for GRAS status. This process is known as a “self determination of GRAS status.”  The basis for the GRAS self determination is not required to be submitted to the FDA. However, the FDA may request information on compounds that have been self determined to be GRAS, or the information may be provided voluntarily.

Food Additive Petition Process. Food ingredients for which the GRAS process is not available may be evaluated as food additives. Food additives require FDA approval prior to use in foods. A compound may be ineligible for GRAS determination, and may be considered a food additive, because there is insufficient general knowledge or for a variety of other reasons, including conditions of intended use resulting in high dietary exposure or the compound’s safety profile. If the compound is considered a food additive, a food additive petition must be filed and approved by the FDA. Examples of compounds that have gone through a food additive petition include the artificial sweeteners Aspartame, Acesulfame K, and Sucralose, and the fat substitute Olestra. The food additive petition approval process for such food ingredients can take eight years or more. In the event that a particular flavor or flavor enhancer is not eligible for GRAS determination and therefore requires FDA approval prior to use, we may dedicate our development efforts to alternative compounds that would be eligible for a GRAS determination.

Benefits of the FEMA GRAS Process

There are three key benefits of the FEMA GRAS review process:

•                  Rapid Time for Commercialization. Four compounds developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months. We expect that future flavors, flavor enhancers and taste modulators we develop will take a similar amount of time. However, the length of time may vary depending on the properties of the flavor, flavor enhancer or taste modulator. This is much shorter than the typical eight years or longer to obtain FDA approval under the food additive petition process applicable to other food ingredients. Once the compound is determined to be FEMA GRAS, it can be immediately commercialized in the United States and 20 other countries that recognize the FEMA GRAS status. As described above, the initial phase of commercialization may include compound manufacturing, incorporation of the flavor enhancer into products, and the commercialization of products in consumer test markets.

•                  Low Development Costs. The total costs for the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the FEMA GRAS application is generally under $1 million per compound.

•                  Facilitated Approval in Other Countries. Approval of flavors for use outside of the United States varies widely by country. According to FEMA, seven countries, including Brazil, New Zealand and Australia, recognize compounds on the FEMA GRAS list.  An additional set of countries recognize compounds on the FEMA GRAS list “in principle”. These include Canada, China, Philippines and Turkey. Approval in these countries may require specific applications to the food safety authority of the individual countries but usually not additional safety testing.

License Arrangements

We have licensed rights from several companies and academic institutions, including the following:

University of California

In March 2000, we entered into a license agreement with the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs and T2Rs. The license may be converted to a non-exclusive license, or terminated, by the University of California if we fail to meet specified milestones relating to the discovery of specified products and the sale of specified products and services. Our exclusive rights are also subject to rights granted by the University of California to the United States Government and a private medical foundation. The agreement required a license issue fee, payable in installments through 2005, and calls for annual maintenance fees commencing in 2006 and royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement. No royalty payments have accrued under the agreement to date. The agreement will remain in effect until the later of the expiration of the last to expire patent licensed under the agreement, or ten years from the date that the last product to be developed under the agreement is introduced to market in the United States. We may terminate the agreement at any time, without cause, upon notice to the University of California. The University of California may terminate the agreement upon a breach of our obligations under the agreement. In addition, we are in discussions with the University of California to amend the license agreement to include additional related technology related to the coexpression of T1R taste receptors.

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

To our knowledge, there are no other entities using a receptor-based approach to develop flavors, flavor enhancers or taste modulators. Methods for reducing sodium include the use of potassium chloride in combination with flavors and masking agents. Although savory flavor enhancers, such as IMP, are commercially available, they are not very potent, are not patent protected and are sold as a commodity. The blocking of bitter taste is typically accomplished by attempting to mask the bitter taste with a sweetener or another flavor ingredient. Although AMP has received GRAS determination, we do not believe this compound has been widely adopted into packaged food and beverage products. However, our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavors, flavor enhancers or taste modulators that are similar or preferable in the areas of, among others, effectiveness, safety, cost and ease of commercialization, and our competitors may obtain intellectual property protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development agreements with third parties in any particular field.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2005 we had 3 issued United States patents, 54 pending United States patent applications and 74 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2018 through 2021. In addition, we have exclusive license agreements with Johns Hopkins University, The University of California, Incyte Corporation and Aurora covering an additional 41 issued United States patents, 31 pending United States patent applications, 27 issued foreign patents and 53 pending foreign applications.

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

Seeking and obtaining patents may provide some degree of protection for our intellectual property. However, our patent positions are highly uncertain and may involve complex legal and factual questions. No consistent standard regarding the allowability and enforceability of claims in many of the pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we in-licensed or how we may be able to enforce our patent claims against our competitors. In addition, we may not have been the first to file patent applications for or to invent inventions relating to the technologies upon which we rely, which would preclude us from obtaining issued patents on the relevant inventions. We are aware of other companies and academic institutions which have been performing research and have applied for patents in the area of mammalian taste. In particular, other companies and academic institutions have announced that they have identified taste receptors, published data on taste receptor sequence information or have filed patent applications on receptors and their use, including the University of California, Linguagen, Monell Chemical Senses, Mount Sinai School of Medicine, Scripps Research Institute, Pfizer and the German Institute of Human Nutrition. If any of these companies or academic institutions are successful in obtaining broad patent claims, such patents could potentially block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavors, flavor enhancers or taste modulators or otherwise conducting our business.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavors, flavor enhancers and taste modulators into their products. Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavors, flavor enhancers and taste modulators. As a result, we expect to commercialize our flavors, flavor enhancers and taste modulators without incurring significant sales, marketing and distribution costs. Our five current collaborators, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé, are recognized leaders in the sales, marketing, and distribution of packaged food and beverage products.

Manufacturing

We intend to utilize third parties to manufacture our flavors, flavor enhancers and taste modulators. Under two of our existing product discovery and development collaborations, our collaborator may, in its sole discretion, manufacture itself or through a third party manufacturer the flavors, flavor enhancers or taste modulators it licenses from us. The remaining four agreements require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavors, flavor enhancers or taste modulators it licenses from us. In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavors, flavor enhancers and taste modulators. Our current product candidates are relatively simple structures making them easy and inexpensive to produce. We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2005, we had 90 full-time employees, including 23 with Ph.D. degrees. Of our full-time workforce, 65 employees are engaged in research and development and 25 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good. We have entered into employment letter agreements with Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., John Poyhonen and Nigel R.A. Beeley, Ph.D., the terms of which are described in Item 11 of this Form 10-K.

Executive Officers

The following table sets forth certain information concerning our executive officers and their ages as of December 31, 2005:

Name	Age	Position
Kent Snyder	52	President, Chief Executive Officer and Director
Mark J. Zoller, Ph.D.	52	Executive Vice President of Discovery & Development and Chief Scientific Officer
Harry J. Leonhardt, Esq.	49	Senior Vice President, General Counsel and Corporate Secretary
John Poyhonen	45	Senior Vice President, Chief Financial and Business Officer
Nigel R.A. Beeley, Ph.D	54	Vice President, Discovery

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

Mark J. Zoller, Ph.D., joined us in March 2000 as Vice President of Research and was promoted to Executive Vice President of Discovery and Development and Chief Scientific Officer in January 2006, which position he still holds. From May 1992 to December 1999, Dr. Zoller held a number of scientific management positions at ARIAD Pharmaceuticals, most recently as Senior Vice President, Genomics and Scientific Director of the Hoechst-ARIAD Genomics Center, which in December 1999 was acquired by Aventis Pharmaceuticals. Dr. Zoller received his B.A. in Chemistry from Pomona College and his Ph.D. in Chemistry from the University of California, San Diego.

Harry J. Leonhardt, Esq., Senior Vice President, General Counsel and Corporate Secretary, joined us in September 2003 as Vice President, General Counsel and Corporate Secretary and was promoted in January 2006 to Senior Vice President, General Counsel and Corporate Secretary. From February 2001 to February 2003, Mr. Leonhardt served as Executive Vice President of Business Development, General Counsel and Corporate Secretary of Genoptix, Inc. From July 1996 to November 2000, Mr. Leonhardt held senior management positions with Nanogen, Inc. and served most recently as Senior Vice President, General Counsel and Secretary. Mr. Leonhardt received his B.S. degree from the University of the Sciences in Philadelphia and his Juris Doctorate from the University of Southern California Law Center.

John Poyhonen, Senior Vice President and Chief Financial and Business Officer, joined us in October 2003 as Vice President and Chief Business Officer and was promoted in April 2004 to Vice President, Chief Financial and Business Officer. In January 2006, he was promoted to Senior Vice President, Chief Financial and Business Officer. From 1996 until October 2003, Mr. Poyhonen served in various sales and marketing positions for Agouron Pharmaceuticals, a Pfizer company, most recently as Vice President of National Sales. Prior to holding this position, Mr. Poyhonen served as Vice President of Marketing and Vice President of National Accounts. Mr. Poyhonen received his B.A. in Marketing from Michigan State University and his M.B.A. from the University of Kansas.

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

Item 1A. Risk Factors

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

Our agreement, as amended, with Campbell Soup provides for research and development funding until March 2009 and gives Campbell Soup the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008, and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of a termination fee, provided that Coca-Cola may terminate the collaborative period without payment of an early conclusion fee in the event that we fail to achieve a specified research and development goal by April 22, 2006, subject to payment of research funding through July 22, 2006. Our agreement with Kraft Foods provides for research and development funding until December 2008, and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of a termination fee. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 18, 2006, provided that it pay additional specified research funding if it terminates the agreement after April 18, 2006 but prior to April 18, 2008. Our most recent agreement with Nestlé provides for research and development funding through October 2009 and gives Nestlé the right to terminate the agreement earlier without cause on or after October 26, 2006, provided that it pay additional specified research funding if it terminates the agreement after October 26, 2006 but prior to October 26, 2009.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007, and gives Cadbury Schweppes the right to terminate the agreement earlier without cause on or after April 15, 2006 upon 90 days’ written notice. If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators. The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients. It is possible that our collaborators will not incorporate our flavors, flavor enhancers and taste modulators into any or all of their products within their exclusive product fields.

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

In March 2005, we obtained a GRAS determination for four of our savory product candidates. Apart from these product candidates, we do not have GRAS determination or regulatory approval for any other product candidate at this time. In the United States, the development, sale and incorporation of our flavors, flavor enhancers or taste modulators into products are subject to regulation by FDA and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor, flavor enhancer or taste modulator added to a product and the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors, flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavors, flavor enhancers and taste modulators that will be subject to review under the FEMA GRAS process, which, based on our experience with the savory program, we expect will take approximately 12 months and is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take eight years or more. The FEMA GRAS review process may take longer than 12 months and cost more than $1 million depending on the properties of the flavor, flavor enhancer or taste modulator, and if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor, flavor enhancer or taste modulator’s intended use, the amount of the flavor, flavor enhancer or taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, whether the flavor, flavor enhancer or taste modulator imparts sweetness, the safety profile of the flavor, flavor enhancer or taste modulator and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor, flavor enhancer or taste modulator, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor, flavor enhancer or taste modulator does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $19.8 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $104.2 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our five existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Compliance with regulation of corporate governance and public disclosure may result in additional expenses.

Laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq National Market rules, is costly. Our efforts to comply with these laws, regulations and standards, as they become applicable to us, have resulted in, and are likely to continue to result in, general and administrative expense and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Senior Vice President, General Counsel and Corporate Secretary, John Poyhonen, our Senior Vice President, Chief Financial and Business Officer and Nigel R.A. Beeley, Ph.D., our Vice President, Discovery. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 90 on December 31, 2005 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavors, flavor enhancers and taste modulators on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavors, flavor enhancers and taste modulators on a commercial scale. Therefore, the commercialization of our flavors, flavor enhancers and taste modulators will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavors, flavor enhancers and taste modulators on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food and beverage regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavors, flavor enhancers and taste modulators. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

Further, because our flavors, flavor enhancers and taste modulators are regulated as food products under the Federal Food, Drug and Cosmetic Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the Federal Food, Drug and Cosmetic Act or the FDA’s implementing regulations, or similar regulations in other countries, may adversely affect the manufacture and/or distribution of our products in commerce.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavors, flavor enhancers and taste modulators, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

As of February 28, 2006, our executive officers, directors and stockholders with at least 5% of our stock together beneficially owned approximately 27% of our common stock. If these officers, directors and principal stockholders act together, they will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of mergers or other business combination transactions. The interests of this concentration of ownership may not always coincide with our interests or the interests of investors in this offering or other stockholders. For instance, officers, directors and principal stockholders, acting together, could cause us to enter into transactions or agreements that we would not otherwise consider. Similarly, this concentration of ownership may have the effect of delaying or preventing a change in control of our company otherwise favored by our other stockholders. This concentration of ownership could depress our stock price.

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

Item 1B.            Unresolved Staff Comments

None.

Item 2.                     Properties

We currently lease 86,962 square feet of laboratory and office space at 11099 North Torrey Pines Road, La Jolla, California 92037. Of this leased space, as of December 31, 2005 we subleased approximately 26,102 square feet to other companies. Our lease for this facility expires on December 31, 2006. Our current monthly lease obligations for rent are approximately $272,000, which includes space that has been sublet to other companies. In addition, we are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs vary each month, and historically have been approximately $134,000 per month.

On January 12, 2006 we entered into a lease agreement with ARE-NEXUS CENTRE II, LLC (“the Nexus Lease”), pursuant to which we will lease up to approximately 64,000 square feet of real estate space in San Diego, California, consisting of laboratory and office space. The lease is targeted to commence on September 1, 2006, with rent targeted to commence April 1, 2007 and ending on February 28, 2017. We have the right to extend the term of the Nexus Lease for an additional five years, and we have the right to terminate the Nexus Lease early effective March 31, 2014 upon payment of an early termination fee.

As both leases described above are with the same landlord, in connection with the execution of the Nexus Lease, on January 12, 2006 we amended our existing lease with ARE-11099 North Torrey Pines, LLC for our current property to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location, which we expect to occur in the fourth quarter of 2006. As a result of entering into two leases with the same landlord, we anticipate that we will be able to avoid making rent payments on two facilities at the same time. Furthermore, we anticipate a period of three months in early 2007 when we will not be required to make a payment for rent.

We believe that our existing facilities and our new facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.           Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

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

Fiscal 2005 Quarter ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
High	$13.73	$16.84	$22.80	$17.05
Low	$7.91	$9.99	$16.01	$11.50

Fiscal 2004 Quarter ended	March 31, 2004		June 30, 2004	September 30, 2004	December 31, 2004
High	$	n/a	$7.70	$9.95	$11.75
Low	$	n/a	$5.95	$5.20	$8.24

The last sale price for our common stock as reported by the NASDAQ National Market on February 28, 2006 was $16.26 per share. As of February 28, 2006, there were approximately 97 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this Annual Report.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2005.

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

As of December 31, 2005, we estimate that we had used approximately $2.4 million for the purchase of equipment and approximately $19.7 million for working capital expenditures. The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

On November 9, 2005, we completed a public offering of 4,049,295 shares of common stock for proceeds of $57.3 million, net of underwriting discounts, commissions and offering expenses. The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,169 shares of common stock. No proceeds from this offering had been used as of December 31, 2005.

Item 6.           Selected Financial Data

The Statement of Operations Data and Balance Sheet Data presented below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statement included in this Annual Report on Form 10-K. Amounts are in thousands, except share and per share amounts.

	Years ended December 31,
	2005	2004	2003	2002	2001
Statements of Operations Data:
Revenue under collaborative agreements	$9,385	$8,347	$9,537	$7,327	$2,275
Operating expenses:
Research and development	17,683	16,907	16,802	17,635	16,263
General and administrative	7,528	5,553	4,096	4,154	4,952
Stock-based compensation:
Research and development	2,647	1,411	1,293	540	1,240
General and administrative	2,701	4,625	4,997	158	378
Total operating expenses	30,559	28,496	27,188	22,487	22,833
Loss from operations	(21,174)	(20,149)	(17,651)	(15,160)	(20,558)
Interest income, net	1,344	435	198	339	329
Net loss	$(19,830)	$(19,714)	$(17,453)	$(14,821)	$(20,229)
Basic and diluted net loss per share(1):
Historical	$(0.77)	$(1.40)	$(10.03)	$(9.60)	$(17.30)
Pro Forma	$(0.77)	$(0.89)	$(0.97)
Shares used to compute basic and diluted net loss per share(1):
Historical	25,916,229	14,040,727	1,739,380	1,544,268	1,169,134
Pro Forma	25,916,229	22,143,380	17,944,686

(1)          Please see Note 1 to our financial statements for an explanation of the method used to calculate the historical and pro forma net loss per share and the number of shares used in the computation of the per share amounts.

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$83,813	$40,847	$17,058	$27,586	$24,726
Working capital	80,178	36,841	15,160	22,667	20,862
Total assets	88,531	43,802	20,440	34,720	34,402
Long-term obligations	—	—	—	906	729
Accumulated deficit	(104,226)	(84,396)	(64,682)	(47,229)	(32,408)
Total stockholders’ equity	82,445	38,373	17,104	28,219	29,057

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products. We have entered into product discovery and development collaborations with five of the world’s leading packaged food and beverage companies: Cadbury Schweppes, Campbell Soup Company (or Campbell Soup), The Coca-Cola Company (or Coca-Cola), Kraft Foods Global, Inc. (or Kraft Foods) and Nestlé SA (or Nestlé). We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators. Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2005 our accumulated deficit was $104.2 million. We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In March 2005, we were notified by the Flavor and Extract Manufacturers Association (FEMA) that our savory enhancers S807 and S336 have been determined to be Generally Recognized as Safe (GRAS) under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration (FDA). In addition, two of our other savory enhancers, S263 and S976, which are related to S336, were also determined to be GRAS.

In April 2005, we announced an agreement for a three-year extension of the collaborative research phase of our initial discovery and development agreement with Nestlé. Under the terms of the extension, based upon research progress, Nestlé has agreed to pay us incremental discovery and development funding of up to $6.6 million over a period of up to an additional three years, subject to certain termination provisions.

In May 2005, we announced an agreement for an expansion and extension of the collaborative research phase under our discovery and development agreement with Kraft Foods. During the extension period, which ran through July 30, 2005, we began working with Kraft Foods on an exclusive basis on the discovery and development of novel flavor modifiers in a new product field in the dessert category. We also agreed to continue to work with Kraft Foods for the discovery and development of novel flavor enhancers on a co-exclusive basis in an existing specified food and beverage product field. Kraft Foods agreed to continue its existing research funding to us during the extension period.

In July 2005, we entered into an agreement for a two-year extension of the collaborative research phase under our discovery and development agreement with Kraft Foods. During the extension period, we will continue working with Kraft Foods on the discovery and development of novel flavor modifiers on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in an existing specified food and beverage product field. Under the terms of the extension, Kraft Foods has agreed to pay us incremental discovery and development funding of over $2.7 million over the two-year extension period, subject to certain termination provisions. Upon commercialization, we will be entitled to royalty payments based on sales of Kraft products containing any flavor enhancers developed under the agreement.

In July 2005, we entered into a Collaborative Research and License Agreement with Cadbury Schweppes for the discovery and commercialization of new flavor ingredients in the gum confectionary area. Under the terms of the agreement, Cadbury Schweppes agreed to pay us research funding for up to two years based on research progress during the collaborative period, subject to certain termination provisions. In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $3.0 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

In November 2005, we completed a public offering of 4.0 million shares of common stock for proceeds of $57.3 million, net of underwriting discounts, commissions and offering expenses. The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,000 shares of common stock.

In December 2005, we amended our existing agreement with Kraft Foods to provide for a new three-year discovery and development collaboration. In this new collaboration, we will work with Kraft Foods on the discovery and development of novel flavor modifiers on a co-exclusive basis in the chilled and processed meat product category within North America. Under the terms of the new collaboration, Kraft Foods has agreed to pay us an initial license fee and incremental discovery and development funding over the collaborative period, subject to certain termination provisions. In addition, we are eligible to receive milestone payments upon the achievement of specific product discovery and development goals. The combined total of initial license fees, research funding and milestone payments could reach $4.6 million, if all milestones are met. Upon commercialization, we will be entitled to royalty payments based on sales of Kraft products containing any flavor modifiers developed under the agreement.

In February 2006, we amended our existing agreement with Campbell Soup to extend the collaborative research phase for an additional research phase of up to three years, through March 2009. During the extension period, we will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages. Under the terms of the extension, Campbell Soup has agreed to pay us incremental research funding of up to $3.0 million, assuming we meet specified research goals, over the three-year extension period. The other payment terms of the existing agreement, including milestones and royalties based on net sales of products using the new ingredients, remain unchanged.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain regulatory costs and milestone payments under our product discovery and development collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. As of December 31, 2005, we have recognized cumulative revenue under our collaborations of $37.0 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

From our inception date to the present, research and development payments represented the primary source of our revenue. Based on current collaborations, we anticipate that substantially all of our revenues in the near future will be derived from research and development payments, and we may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

In addition, in the event our collaborators launch products incorporating our flavors, flavor enhancers or taste modulators, we will receive royalty payments based upon the future sales of those products, which, if received, could be significantly larger than research and development funding or milestone payments. In order for us to generate royalty revenue and become profitable, we must retain our existing or establish new product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

The research and development payments we have received from our collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé historically have not covered all of our research and development expenses. We expect that our research and development expenses are likely to increase in the future as a result of our existing product discovery and development collaborations, internal product discovery and development activities and technology development and any expansion of these activities.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses related to business development, legal, financial and other administrative functions and Sarbanes-Oxley compliance. We expect that our general and administrative expenses will increase in 2006 primarily as a result of the implementation of revised Statement of Financial Accounting Standards (“SFAS”) No. 123 (SFAS No.123(R)), Share-Based Payment.

Stock-Based Compensation

We have recorded deferred compensation for stock options and stock awards granted equal to the difference between the exercise price and the fair value of our common stock on the date of grant as determined for the purpose of recording our initial public offering (IPO) cheap stock calculation. We record options or awards issued to non-employees at their fair value in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and periodically remeasure them in accordance with Emerging Issues Task Force No. (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognize them over the service period. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation of $442,000 and $13.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded these amounts as a component of stockholders’ equity and amortize them, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded employee and non-employee stock-based compensation expense of $5.3 million, $6.0 million and $6.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised statement No. 123 (SFAS No. 123(R)), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123(R) will be effective for the first quarter of fiscal 2006. In conjunction with the adoption of SFAS No. 123(R), the unamortized balance of deferred compensation recorded for our IPO cheap stock calculation will be written off against stockholders’ equity. As of December 31, 2005, the unamortized balance of deferred compensation was $1.1 million.

SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123 (R) cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123 (R) is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been for the year ended December 31, 2005 had we adopted SFAS No. 123, please see the discussion under the heading “Stock-Based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our liquidity or overall financial condition. Use of an option valuation model, as required by SFAS No. 123 and SFAS No. 123(R), includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair values, in our opinion, existing valuation models may not be reliable single measures of the fair values of our share-based payments. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Results of Operations

Years Ended December 31, 2005, 2004 and 2003

Revenue Under Collaboration Agreements

We recorded revenue of $9.4 million, $8.3 million and $9.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. Research and development payments, reimbursement of certain regulatory expenses, upfront fees and milestone payments under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2005. Research and development payments and milestone payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the years ended December 31, 2004 and 2003.

Research and Development Expenses

Our research and development expenses (excluding stock-based compensation expenses charged to research and development) were $17.7 million, $16.9 million, and $16.8 million for the years ended December 31, 2005, 2004 and 2003. Stock-based compensation expenses charged to research and development for the years ended December 31, 2005, 2004 and 2003 were $2.6 million, $1.4 million and $1.3 million, respectively. A comparison of research and development expenses exclusive of stock-based compensation expenses by category is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Salaries and personnel	$7,685	$7,211	$5,466
Facilities and depreciation	4,568	4,449	4,498
Research and development supplies	2,742	1,989	2,299
Patent and licensing	1,406	1,588	3,741
Outside services	806	1,357	479
Miscellaneous	476	313	317
Total research and development expenses	$17,683	$16,907	$16,802

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $7.7 million, $7.2 million and $5.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $474,000 from 2004 to 2005 was primarily due to increases in payroll expenses of approximately $575,000, partially offset by a decrease in consulting expense of approximately $103,000. Our research and development staff increased from an average of 56 for the year ended December 31, 2004 to an average of 61 for the year ended December 31, 2005. The increase in staff was primarily to support continuing optimization of product candidates from our discovery and development programs. The increase of $1.7 million from 2003 to 2004 was primarily due to increases in payroll expenses, recruiting expenses and employee benefits expenses of approximately $1.4 million, $158,000 and $125,000, respectively. Our research and development staff increased from an average of 50 for the year ended December 31, 2003 to an average of 56 for the year ended December 31, 2004. The increase in staff was primarily to support continuing optimization of product candidates from our discovery and development programs.

Facilities and Depreciation.   Our facilities and depreciation expenses were $4.6 million, $4.4 million and $4.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $119,000 from 2004 to 2005 was primarily attributable to an increase in rent expense and related costs of approximately $349,000, incurred as a result of reduced sublease rental income and increased rent expense due to inflation adjustments. This increase was partially offset by a reduction in our depreciation expense of approximately $230,000. The decrease of $49,000 from 2003 to 2004 was primarily attributable to a reduction of depreciation expense of approximately $506,000, offset by an increase in rent expense and other related costs of approximately $436,000 incurred as a result of occupying additional space within our facility for the full year, as opposed to part of the year in 2003.

Research and Development Supplies. Our expenses for supplies used in research and development were $2.7 million, $2.0 million and $2.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $753,000 from 2004 to 2005 was primarily attributable to increased purchases of scientific supplies and compound acquisition expenses associated with increased screening activity in 2005. The decrease of $310,000 from 2003 to 2004 was primarily attributable to reduced screening activities as our research and development activities were focused on certain less expensive optimization activities during 2004.

Patent and Licensing. Our patent and licensing expenses were $1.4 million, $1.6 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease of $182,000 from 2004 to 2005 was primarily attributable to reduced licensing fees in 2005 compared to 2004. The decrease of $2.2 million from 2003 to 2004 was primarily attributable to reduced licensing fees in 2004 compared to 2003. Included in licensing fees was the amortization of certain licenses totaling $2.9 million for the year ended December 31, 2003. The related licenses were fully amortized at December 31, 2003, thus we did not have any costs relating to the amortization of these licenses for the year ended December 31, 2004. This decrease was partially offset by an increase of approximately $656,000 incurred for outside patent legal fees associated with developing our intellectual property portfolio.

Outside Services. Our outside services expenses were $806,000, $1.4 million and $479,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease of $551,000 from 2004 to 2005 was primarily attributable to a reduction of costs incurred for outsourced development activities related to the development of our savory compounds, which were determined to be FEMA GRAS in March 2005. The increase of $878,000 from 2003 to 2004 was primarily attributable to costs incurred for outsourced development activities, including regulatory studies and product candidate synthesis scale-up.

General and Administrative Expenses

Our general and administrative expenses (excluding stock-based compensation expenses charged to general and administrative) were $7.5 million, $5.6 million and $4.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Stock-based compensation expenses charged to general and administrative for the years ended December 31, 2005, 2004 and 2003 were $2.7 million, $4.6 million and $5.0 million, respectively. The $2.0 million increase in expenses (other than stock-based compensation expense) from 2004 to 2005 was primarily attributable to an increase in expenses for personnel and related expenses of approximately $1.0 million due to increased headcount reflecting our increased business development activities, reporting activities and Sarbanes-Oxley compliance activities. Additionally, the increase in expense was due to increases in audit, legal and consulting fees of approximately, $358,000, $178,000 and $53,000, respectively, due to Sarbanes-Oxley compliance requirements and increased reporting obligations as a result of being a public company for a full year, as opposed to part of the year in 2004. The $1.5 million increase in expenses (other than stock-based compensation expense) from 2003 to 2004 was primarily attributable to an increase in expenses for personnel and related expenses of approximately $849,000, an increase in facilities expense of approximately $319,000, and an increase in public relations and marketing costs of approximately $263,000.

Stock-based Compensation

Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $5.3 million for the year ended December 31, 2005 from $6.0 million for the year ended December 31, 2004. The decrease in overall stock-based compensation expense is primarily due to a decrease in stock-based compensation expense in 2005 compared to 2004 for stock options granted to employees, as the amortization of deferred compensation related to these stock options is recognized on an accelerated basis, partially offset by an increase in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at December 31, 2005 was revalued in accordance with EITF Issue No. 96-18. Our aggregate stock-based compensation expenses charged to both research and development and general and administrative expenses decreased to $6.0 million for the year ended December 31, 2004 from $6.3 million for the year ended December 31, 2003. The decrease in overall stock-based compensation expense is primarily due to a decrease in compensation expense in 2004 compared to 2003 for stock options granted to employees, partially offset by an increase in compensation expense in 2004 compared to 2003 for stock options granted to non-employees, as the fair value of these options at December 31, 2004 was revalued in accordance with EITF Issue No. 96-18. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation of $442,000 and $13.3 million for the years ended December 31, 2004 and 2003, respectively. We recorded these amounts as a component of stockholders’ equity and amortize them, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. Commencing in the first quarter of 2006, we will adopt SFAS No. 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. In conjunction with the adoption of SFAS No. 123(R), the unamortized balance of deferred compensation will be written off against stockholders’ equity. As of December 31, 2005, the unamortized balance of deferred compensation was $1.1 million.

Interest Income, net

Interest income was $1.3 million, $435,000 and $268,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $909,000 from 2004 to 2005 was primarily attributable to our higher average cash balances for the year ended December 31, 2005 as a result of our initial public offering in June 2004 and our November 2005 public offering of common stock, which generated higher interest earnings on those balances. The increase of $167,000 from 2003 to 2004 was primarily attributable to our higher average cash balances for the year ended December 31, 2004 as a result of our initial public offering in June 2004, which generated higher interest earnings on those balances. Interest expense was $0, $0 and $70,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Interest expense decreased $70,000 from 2004 to 2003 due to the payment in full of equipment financing debt in July 2003.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income. As of December 31, 2005 we had received in excess of $164.9 million in proceeds from the sales of common and preferred stock. In addition, we had received $38.0 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $3.6 million in interest income. As of December 31, 2005, over the remaining life of our current collaboration agreements, we expect to receive an additional $27.7 million in non-refundable research and development payments from our collaborators. In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavors, flavor enhancers and taste modulators.

At December 31, 2005, we had $83.8 million in cash, cash equivalents and investments available-for-sale as compared to $40.8 million at December 31, 2004, an increase of $43.0 million. This overall increase resulted primarily from the sale of common stock for net proceeds of $58.7 million.

Operating Activities

Operating activities used cash of $13.9 million for the year ended December 31, 2005 compared to $10.1 million for the year ended December 31, 2004. Operating cash flow in 2005 compared to the prior year period reflects an increase in our net loss of $116,000. Non-cash expenses for the year ended December 31, 2005 decreased $1.2 million to $6.3 million for the year ended December 31, 2005 from $7.5 million for the year ended December 31, 2004. This decrease was primarily due to a relative decrease in the amortization of employee deferred compensation of approximately $2.6 million for the year ended December 31, 2005, partially offset by an increase in stock-based compensation expense for non-employees of $1.9 million for the year ended December 31, 2005. Additionally, net increases in operating assets and liabilities over the year ended December 31, 2005 used cash of $456,000, while net increases in operating assets and liabilities over the year ended December 31, 2004 provided cash of $2.1 million.

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

Investing Activities

Investing activities provided cash of $12.1 million for the year ended December 31, 2005, and used cash of $21.3 million for the year ended December 31, 2004. Cash provided in 2005 reflects the maturities of available-for-sale securities of $45.8 million, offset by purchases of available-for-sale securities of $31.8 million with the proceeds from our public offering in November 2005 to obtain higher rates of interest income.   Cash used in 2004 reflects the purchases of available-for-sale securities with the proceeds from our initial public offering in June 2004 to obtain higher rates of interest income.

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

Financing Activities

Financing activities provided cash of $58.7 million for the year ended December 31, 2005, provided cash of $35.0 million for the year ended December 31, 2004 and used cash of $1.7 million for the year ended December 31, 2003. Cash provided by financing activities in 2005 reflects the net proceeds from the sale of common stock of $58.7 million, primarily from the sale of common stock during our November 2005 public offering of common stock. Cash provided by financing activities in 2004 reflects the net proceeds from the sale of common stock of $35.0 million, primarily from the sale of common stock during our initial public offering. Cash used by financing activities in 2003 reflects the repayment of equipment financing arrangements of $1.8 million, offset by the net proceeds of $53,000 from the issuance of common stock.

As of December 31, 2005 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$4,211	$4,182	$29	$—	$—
License payments	257	85	74	44	54
Total	$4,468	$4,267	$103	$44	$54

In January 2006, we entered into a lease agreement with ARE-NEXUS CENTRE II, LLC (the “Nexus Lease”) to lease approximately 64,000 square feet of office, research and development space for a term targeted to commence on September 1, 2006, with rent payments targeted to commence April 1, 2007 and ending on February 28, 2017. Annual rent payments are expected to be approximately $2.3 million, subject to annual rent increases of 3%. In connection with the execution of the Nexus Lease, we amended our existing lease with ARE-11099 North Torrey Pines, LLC for our current property to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location, which we expect to occur in the fourth quarter of 2006.

As of December 31, 2005, we had no long-term debt obligations.

As of December 31, 2005, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $88,000. In the next twelve months, we also plan to spend approximately $4.0 to $4.5 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations. As of December 31, 2005, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $38.3 million. In 2006, we anticipate receiving $10.2 million in non-refundable research and development funding. This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations. We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements. In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect. We continue to pursue additional collaborations, which could result in additional revenue. We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements. Our expenses will vary based upon (but not limited to) the forward-looking factors listed above. Upon the implementation of SFAS No. 123(R) or other similar accounting changes, our non-cash stock-based compensation expense will vary upon the volatility of our stock price, the risk-free interest rate, the expected life of our stock options, the closing price of our stock, the strike price at which stock options are granted and the number of options granted.

As of December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is deferred for fees received before earned. Some of our agreements contain multiple elements, including upfront fees, research funding, reimbursement of certain regulatory costs, milestones, and royalties.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Non-refundable upfront fees, if not associated with our future performance, are recognized when received. Non-refundable license fees, if associated with our future performance, are recognized over the related service period. Amounts received for research funding are recognized as revenues as the services are performed. Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned. To date, we have not earned any royalties.

Stock-based Compensation

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123(R) will be effective for the first quarter of fiscal 2006.

SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123(R) is similar to SFAS No. 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS No. 123, please see the discussion under the heading “Stock-based Compensation” in Note 1 to our Financial Statements. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. Use of an option valuation model, as required by SFAS No. 123 and SFAS No. 123(R), includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in our employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimate of the fair values, in our opinion, existing valuation models may not be reliable single measures of the fair values of our share-based payments. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. In conjunction with the adoption of SFAS No. 123(R), the unamortized balance of deferred compensation on our balance sheet at December 31, 2005 will be written off against stockholders’

equity. As of December 31, 2005, the unamortized balance of deferred compensation was $1.1 million.

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

Item 8.           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Senomyx, Inc.

 We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senomyx, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 3, 2006

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2005	2004
Assets:
Current assets:

Cash and cash equivalents	$73,908	$17,085
Investments available-for-sale	9,905	23,762
Other current assets	2,300	1,213

Total current assets	86,113	42,060

Property and equipment, net	2,418	1,742

Total assets	$88,531	$43,802

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$4,096	$3,208
Other current liabilities	111	153
Deferred revenue	1,728	1,858

Total current liabilities	5,935	5,219

Deferred rent	151	210

Commitments
Stockholders’ equity:
Common stock, $.001 par value, 120,000,000 shares authorized; 29,678,697 and 25,309,565 shares issued and outstanding at December 31, 2005 and 2004, respectively	30	25
Additional paid-in-capital	187,792	126,243
Deferred compensation	(1,143)	(3,492)
Accumulated other comprehensive loss	(8)	(7)
Accumulated deficit	(104,226)	(84,396)

Total stockholders’ equity	82,445	38,373

Total liability and stockholders’ equity	$88,531	$43,802

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2005	2004	2003

Revenue under collaborative agreements	$9,385	$8,347	$9,537
Operating expenses:
Research and development	17,683	16,907	16,802
General and administrative	7,528	5,553	4,096
Stock-based compensation:
Research and development	2,647	1,411	1,293
General and administrative	2,701	4,625	4,997

Total operating expenses	30,559	28,496	27,188

Loss from operations	(21,174)	(20,149)	(17,651)

Interest income	1,344	435	268
Interest expense	—	—	(70)

Net loss	$(19,830)	$(19,714)	$(17,453)

Basic and diluted net loss per share	$(0.77)	$(1.40)	$(10.03)

Shares used to compute basic and diluted net loss per share	25,916,229	14,040,727	1,739,380

Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	$(0.77)	$(0.89)	$(0.97)

Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted	25,916,229	22,143,380	17,944,686

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Preferred Stock		Common Stock		Common stock	Additional paid-in	Deferred	Unrealized gain (loss) on	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	issuable	capital	compensation	investments	deficit	equity

Balance at December 31, 2002	25,825,826	$70,150	1,943,891	$2	$3	$5,575	$(288)	$6	$(47,229)	$28,219

Issuance of common stock related to license agreement	—	—	4,080	—	(3)	3	—	—	—	—
Issuance of common stock to employees related to the exercise of options	—	—	29,273	—	—	23	—	—	—	23
Repurchase of unvested common stock from employees	—	—	(23,826)	—	—	(19)	—	—	—	(19)
Compensation related to stock options to employees	—	—	—	—	—	13,329	(13,329)	—	—	—
Issuance of restricted stock issued to consultants	—	—	67,318	—	—	49	—	—	—	49
Compensation related to restricted stock issued to consultants	—	—	—	—	—	1,253	—	—	—	1,253
Amortization of deferred compensation	—	—	—	—	—	—	5,037	—	—	5,037
Reduction of deferred compensation for unvested employee common stock options and restricted shares repurchased	—	—	—	—	—	(40)	40	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	—	—	(17,453)	(17,453)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(17,458)
Balance at December 31, 2003	25,825,826	70,150	2,020,736	2	—	20,173	(8.540)	1	(64,682)	17,104

Issuance of common stock to employees related to the exercise of options	—	—	667,509	1	—	688	—	—	—	689
Repurchase of unvested common stock from employees and consultants	—	—	(41,661)	—	—	(31)	—	—	—	(31)
Compensation related to stock options to employees	—	—	—	—	—	442	(442)	—	—	—
Compensation related to restricted stock issued to consultants	—	—	—	—	—	1,119	—	—	—	1,119
Amortization of deferred compensation	—	—	—	—	—	—	4,917	—	—	4,917
Reduction of deferred compensation for cancellation of unvested employee stock options	—	—	—	—	—	(573)	573	—	—	—
Issuance of common stock related to exercise of warrant	—	—	7,675	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(25,825,826)	(70,150)	16,205,306	16	—	70,134	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	6,450,000	6	—	34,291	—	—	—	34,297
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	—	(19,714)	(19,714)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(19,722)
Balance at December 31, 2004	—	—	25,309,565	25	—	126,243	(3,492)	(7)	(84,396)	38,373

	Preferred Stock		Common Stock		Common stock	Additional paid-in	Deferred	Unrealized gain (loss) on	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	issuable	capital	compensation	investments	deficit	equity

Balance at December 31, 2004	—	$—	25,309,565	$25	$—	$126,243	$(3,492)	$(7)	$(84,396)	$38,373

Issuance of common stock related to the exercise of options	—	—	196,270	1	—	617	—	—	—	618
Issuance of common stock related to employee stock plan purchases	—	—	123,567	—	—	640	—	—	—	640
Issuance of common stock in a public offering, net of issuance costs	—	—	4,049,295	4	—	57,294	—	—	—	57,298
Compensation related to restricted stock issued to consultants	—	—	—	—	—	2,870	—	—	—	2,870
Compensation related to acceleration of vesting of stock option issued to director	—	—	—	—	—	128	—	—	—	128
Amortization of deferred compensation	—	—	—	—	—	—	2,349	—	—	2,349
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	—	(19,830)	(19,830)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(19,831)

Balance at December 31, 2005	—	$—	29,678,697	$30	$—	$187,792	$(1,143)	$(8)	$(104,226)	$82,445

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating Activities
Net loss	$(19,830)	$(19,714)	$(17,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,215	1,462	2,017
Amortization of bond discount	(215)	—	—
Amortization of loan discount	—	—	8
Stock-based compensation for non-employees	2,998	1,119	1,253
Amortization of deferred compensation	2,349	4,917	5,037
Amortization of license fees	—	—	2,868
Change in operating assets and liabilities:
Other current assets	(978)	44	(581)
Accounts payable and accrued expenses	711	1,621	(435)
Deferred revenue	(130)	443	(1,151)
Deferred rent	(59)	29	181
Net cash used in operating activities	(13,939)	(10,079)	(8,256)

Investing activities
Purchases of property and equipment	(1,941)	(1,079)	(552)
Proceeds from sale of property and equipment	84	—	—
Purchases of available-for-sale securities	(31,813)	(27,505)	(9,715)
Maturities of available-for-sale securities	45,775	7,300	11,927
Net cash provided by (used in) investing activities	12,105	(21,284)	1,660

Financing activities
Repayment of loans	—	—	(1,768)
Proceeds from issuance of common stock	58,657	34,986	53
Repurchase of common stock	—	(31)	—
Net cash provided by (used in) financing activities	58,657	34,955	(1,715)

Net increase (decrease) in cash and cash equivalents	56,823	3,592	(8,311)
Cash and cash equivalents at beginning of year	17,085	13,493	21,804
Cash and cash equivalents at end of year	$73,908	$17,085	$13,493

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$—	$74

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$34	—	—
Proceeds from issuance of common stock (net) included in accounts payable, accrued expenses and other current liabilities	$101	—	—
Conversion of preferred stock into common stock	—	$70,150	—

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. The Company has entered into product discovery and development collaborations with five of the world’s leading packaged food and beverage companies: Cadbury Schweppes, Campbell Soup Company (“Campbell Soup”), The Coca-Cola Company (“Coca-Cola”), Kraft Foods Global, Inc. (“Kraft Foods”), and Nestlé SA (“Nestlé”). The Company’s collaboration agreements provide for upfront license fees, research funding, reimbursement of certain regulatory costs, milestone payments if the Company achieves development goals and royalties on future sales of consumer products incorporating the Company’s flavors, flavor enhancers and taste modulators. The Company currently has programs focused on the development of savory, sweet, salt and bitter flavors, flavor enhancers and taste modulators.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Investments Available-for-Sale

The Company’s surplus cash is invested in commercial paper and United States government agency bonds with maturity dates of less than one year. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

The Company derives its revenues from a relatively small number of collaborators. For the year ended December 31, 2005, revenues from five collaborators accounted for 16%, 16%, 21%, 43% and 4%, respectively, of total revenues. For the year ended December 31, 2004, revenues from four collaborators accounted for 17%, 23%, 24% and 36%, respectively, of total revenues. For the year ended December 31, 2003, revenues from four collaborators accounted for 22%, 28%, 28% and 22%, respectively, of total revenues.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2005.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is deferred for fees received before earned. Some of the Company’s agreements contain multiple elements, including research funding, milestones and royalties.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive loss, as of December 31, 2005 and 2004, consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense accrued and amounts paid under the lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for its employee stock option plan and employee stock purchase plan. Under APB No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. The Company has recorded deferred stock compensation of $0, $442,000, and $13.3 million during the years ended December 31, 2005, 2004 and 2003, respectively, for the difference between the original exercise price per share determined by the Board of Directors and the revised estimate of fair value per share at the respective grant dates. Deferred stock compensation is recognized and amortized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

Options or stock awards issued to non-employees are recorded at their fair value in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period. The Company granted stock options and stock awards to non-employees as follows: 0, 468,937 and 97,508 for the years ended December 31, 2005, 2004 and 2003, respectively. Compensation expense related to non-employee stock option grants and stock awards was $2.9 million, $1.1 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The options and stock awards were valued using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003: (a) risk free interest rates of 4.1%, 3.0% and 3.0%; (b) dividend yield of 0% for all periods, (c) expected volatility of 70% for all periods; and (d) expected life of five years for all periods.

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

The fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2005, 2004, and 2003: (a) risk-free interest rates of 4.1%, 3.0% and 3.0%; (b) expected dividend yield of 0% for all periods; (c) volatility factor of 70% for all periods; and (d) five-year estimated life of the options for all periods. The estimated weighted average fair value of stock options granted during 2005, 2004 and 2003 was $6.03, $6.55 and $15.74, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Net loss as reported	$(19,830)	$(19,714)	$(17,453)
Add: Stock-based employee compensation expense included in net loss	2,477	4,917	5,037
Deduct: Stock-based employee compensation expense determined under fair value method	(6,538)	(6,452)	(5,120)

Pro forma net loss	$(23,891)	$(21,249)	$(17,536)

Basic and diluted net loss per share as reported	$(0.77)	$(1.40)	$(10.03)

Pro forma basic and diluted net loss per share	$(0.92)	$(1.51)	$(10.08)

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

	Year ended December 31,
	2005	2004	2003
Historical:
Net loss (in thousands)	$(19,830)	$(19,714)	$(17,453)
Weighted average common shares	26,090,294	14,354,942	1,975,074
Weighted average unvested common shares subject to repurchase	(174,065)	(314,215)	(235,694)
Denominator for basic and diluted earnings per share	25,916,229	14,040,727	1,739,380
Basic and diluted net loss per share	$(0.77)	$(1.40)	$(10.03)

Pro forma:
Net loss (in thousands)	$(19,830)	$(19,714)	$(17,453)
Pro forma basic and diluted net loss per share	$(0.77)	$(0.89)	$(0.97)
Shares used above	25,916,229	14,040,727	1,739,380
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock	—	8,102,653	16,205,306
Pro forma shares used to compute basic and diluted net loss per share	25,916,229	22,143,380	17,944,686

	Year ended December 31,
	2005	2004	2003

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Preferred stock*	—	8,102,653	16,205,306
Common stock subject to repurchase	148,779	228,092	211,862
Options to purchase common stock	2,483,417	1,992,710	1,404,598
Warrants	—	—	10,199

	2,632,196	10,323,455	17,831,965

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

Recent Accounting Pronouncements

In March 2004, the EITF reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF Issue No. 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved

FASB Staff Position (“FSP”) EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF Issue No. 03-1 until certain issues are resolved. In November 2005, the FASB issued FSP FAS 115-1. FSP FAS 115-1 replaces the impairment evaluation guidance of EITF Issue No. 03-1 with references to the existing other-than-temporary impairment guidance. EITF 03-1’s disclosure requirements remain in effect. The FSP also supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value,” and clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The guidance in this FSP will be applied in the Company’s first quarter of 2006. The Company does not expect the adoption of EITF Issue No. 03-1 or FSP FAS 115-1 to have a material effect on its liquidity, results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the Company in the first quarter of 2006.

SFAS No. 123(R) permits public companies to choose between the following two adoption methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date, or

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123(R) is similar to SFAS No. 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS No. 123, is described in stock based compensation section of Note 1 above. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. Use of an option valuation model, as required by SFAS No. 123 and SFAS No. 123(R), includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each stock option grant. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. This model does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s employee stock options or purchase rights granted pursuant to the Employee Stock Purchase Plans. Because the Company’s share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the Company’s estimate of the fair values, in the Company’s opinion, existing valuation models may not be reliable single measures of the fair values of our share-based payments. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2005 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial Paper	$2,186	$—	$(1)	$2,185
Government Agency Bonds	7,727	—	(7)	7,720

	$9,913	$—	$(8)	$9,905

The following is a summary of investments available-for-sale securities at December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Auction Rate Securities	$13,775	$—	$—	$13,775
Government Agency Bonds	9,994	—	(7)	9,987

	$23,769	$—	$(7)	$23,762

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2005 and 2004. All of the available-for-sale securities have a contractual maturity at December 31, 2005 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Scientific equipment	$7,019	$5,648
Computer equipment	2,237	1,974
Furniture and fixtures	362	346
Leasehold improvements	892	790

	10,510	8,758
Less accumulated depreciation and amortization	(8,092)	(7,016)

	$2,418	$1,742

Depreciation and amortization expense was $1.2 million, $1.5 million, and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$1,018	$463
Accrued employee benefits	2,214	1,648
Other accrued expenses	864	1,097
	$4,096	$3,208

3. Product Discovery and Development Collaborations

Cadbury Schweppes.   In July 2005, the Company entered into a collaboration agreement with Cadbury Schweppes for the discovery and commercialization of new flavor ingredients in the gum confectionary area. The agreement requires Cadbury Schweppes to make research funding payments for up to two years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement.

Through December 31, 2005, the Company has received $650,000 in upfront license fees and research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $3.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

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

The agreement was further amended in March 2004 to extend the collaborative period until the earlier of March 2006 or when a flavor or flavor enhancer selected by Campbell Soup receives Generally Recognized as Safe determination, subject to earlier termination under specified circumstances. Under the terms of the extension, the Company will provide additional research and receive additional research funding totaling $3.0 million for two additional years.

The agreement was further amended in February 2006 to extend the collaborative period until the earlier of March 2009 or when a flavor or flavor enhancer selected by Campbell Soup receives Generally Recognized as Safe determination, subject to earlier termination under specified circumstances. Under the terms of the extension, the Company will provide additional research and receive additional research funding totaling up to $3.0 million for three additional years.

Through December 31, 2005, the Company has received $9.1 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $13.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

The Coca-Cola Company.   In April 2002, the Company entered into a collaboration agreement with Coca-Cola for the discovery and development of specified flavors and flavor enhancers. The agreement required Coca-Cola to make research funding payments over three years totaling $6.0 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future sales of collaborator products containing a discovered ingredient. The agreement was amended in April 2004 to extend the collaborative period until April 2008, subject to earlier termination under specified circumstances. Under terms of the extension, the Company will provide additional research and receive additional research funding totaling $6.0 million for three additional years.

Through December 31, 2005, the Company has received $7.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $14.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Kraft Foods Global, Inc.   In December 2000, the Company entered into a collaboration agreement with Kraft Foods for the discovery and development of flavor enhancers. Under the terms of the collaboration, Kraft Foods agreed to pay research funding of approximately $1.4 million per year for three years. In May 2002, the agreement was amended to provide for an additional collaborative program. The level of research support under the original program was reduced from $1.4 million to $1.1 million per year for the remainder of the research term. In May 2005 and July 2005, the agreement was further amended to extend the collaborative period until June 2005 and July 2007, respectively, and to provide for an additional specified product field. The Company is eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient.

Kraft Foods agreed to make research funding payments related to the additional program of $1.8 million over the period from May 2002 through December 2003, $1.8 million over the period from January 2004 through May 2005, $339,000 over the period May 2005 through July 2005, and $2.7 million from July 2005 though July 2007. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and receive royalties on net sales of collaborator products containing a discovered ingredient related to this additional program. The Company earned a milestone payment of $375,000 in 2002 from the additional research program.

Through December 31, 2005, the Company has received $8.4 million in research and development funding and one milestone payment of $375,000. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $11.7 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In December 2005, the Company further amended the agreement to provide for a new three-year discovery and development collaboration. Under the terms of the new collaboration, Kraft Foods has agreed to pay the Company an initial license fee and incremental discovery and development funding over the three-year period. The Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals, and, in the event of commercialization, receive royalties based on sales of Kraft Foods products containing any flavor modifiers developed under the agreement.

 Through December 31, 2005, the Company has not received any payments in license fees or research and development funding related to the new collaboration. In January 2006, the Company received $675,000 for the upfront license fee and first discovery and development funding payment for this collaboration. If all milestones are achieved, and including all license fees and research and development funding payable, the Company may be entitled to up to $4.6 million for the new collaboration. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Nestlé.   In April 2002, as amended in April 2005, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments through 2008 totaling $13.6 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of four milestones in 2002, 2003, 2004 and 2005. The Company also received payment for the reimbursement of certain regulatory expenses in 2005. Through December 31, 2005, the Company has received $7.9 million in research and development funding, four milestone payments of $375,000 each and $339,000 in reimbursement of certain regulatory costs. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $16.0 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

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

Under this second agreement, through December 31, 2005, the Company has received $2.3 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $13.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized revenue of $9.4 million, $8.3 million and $9.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company has deferred revenue of $1.7 million and $1.9 million, respectively.

4. Technology Collaborations and License Agreements

Incyte Genomics, Inc.   In December 2000, the Company entered into a three-year agreement with Incyte that provided the Company with access to Incyte’s databases for the identification of receptors that play a role in taste and smell in order to accelerate the Company’s discovery of flavor and fragrance molecules. Under the terms of the agreement, the Company was required to pay $6.5 million for the databases. Concurrent with the signing of the agreement, Incyte agreed to purchase 869,328 shares of the Company’s Series D Convertible Preferred Stock for $6.5 million. Since the amounts exchanged were equal, the Company accounted for the transaction as a non-monetary exchange in 2000. The Company capitalized the cost of the database and amortized the cost to research and development expense over the three-year term of the agreement. The value ascribed to the databases of $6.5 million was based on the fair value of the preferred stock issued. The Company recorded amortization expense of $2.2 million for the year ended December 31, 2003. The asset was fully amortized by December 31, 2003.

The Company also has other license agreements, of which the Company recognized expenses of $418,000, $1.1 million and $934,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The fees were charged to research and development expense.

5. Commitments

Leases and Loans

The Company leases its primary office facility under an operating lease agreement that expires on December 31, 2006. The lease provides for an annual minimum 3% rent increase. Gross rent expense for the years ended December 31, 2005, 2004 and 2003 was $4.1 million, $4.0 million and $3.9 million, respectively. The Company subleases part of the facility, and the sublease rental income for the years ended December 31, 2005, 2004 and 2003 was $742,000, $899,000 and $1.4 million, respectively. Sublease income is recorded as an offset to the Company’s allocated facilities costs. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2005, which expire through 2008, for the years ending December 31 are as follows (in thousands):

Operating Leases
2006	$4,182
2007	21
2008	8

Total minimum lease payments	$4,211

Future minimum rentals to be received under non-cancelable subleases, which expire through 2006, total $801,000.

In January 2006, the Company entered into a lease agreement with ARE-NEXUS CENTRE II, LLC (the “Nexus Lease”) to lease approximately 64,000 square feet of office, research and development space for a term targeted to commence on September 1, 2006, with rent payments targeted to commence April 1, 2007 and ending on February 28, 2017. Annual rent payments are expected to be approximately $2.3 million, subject to annual rent increases of 3%. In connection with the execution of the Nexus Lease, the Company amended its existing lease with ARE-11099 North Torrey Pines, LLC for its current property to provide for the extension of the lease term, subject to certain limitations, until the Company moves all operations to the new location, which the Company expects to occur in the fourth quarter of 2006.

In connection with certain license and collaboration agreements, the Company’s annual future minimum obligation payments are as follows, $86,000, $48,000, $26,000, $26,000, $18,000 and $54,000 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

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

Public Offering

On November 9, 2005, the Company completed a public offering of 4.0 million shares of common stock for proceeds to the Company of $57.3 million, net of underwriting discounts, commissions and offering expenses. The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,000 shares of common stock.

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

Upon the closing of the initial public offering in June 2004, 25,825,826 shares of convertible preferred stock outstanding automatically converted into 16,205,306 shares of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2005 or 2004.

Warrants

In 2001, in connection with equipment financing, the Company issued to the bank warrants to purchase 10,199 shares of common stock at a price of $2.45 per share. The warrants expire five years from the closing of the sale and issuance of the Company’s common stock in an initial public offering. The warrants were exercised in November 2004. No warrants were outstanding as of December 31, 2005 or 2004.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 6,230,478 shares of common stock. At December 31, 2005, the Company has repurchased a total of 131,153 shares and 2,258,946 shares remain available for grant under the Plan.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period. Under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2005, of which no shares are subject to repurchase.

Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason. At December 31, 2005, 148,779 shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2005:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-6.00	612,272	7.2	$0.99	357,872	$1.13
$6.02-6.02	937,832	7.9	$6.02	341,419	$6.02
$6.30-8.74	599,850	9.0	$8.56	10,213	$7.28
$9.01-18.99	333,463	8.4	$11.65	96,310	$10.74

	2,483,417	8.1		805,814

The following is a summary of stock option and stock award activity under the equity incentive plan through December 31, 2005:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2003	631,554	$1.50
Granted	888,702	$0.74
Exercised	(29,273)	$0.78
Cancelled	(86,509)	$1.50

Outstanding at December 31, 2003	1,404,474	$1.04
Granted	1,358,778	$6.28
Exercised	(667,509)	$1.03
Cancelled	(103,033)	$4.02

Outstanding at December 31, 2004	1,992,710	$4.46
Granted	753,733	$9.88
Exercised	(196,270)	$3.14
Cancelled	(66,756)	$6.64

Outstanding at December 31, 2005	2,483,417	$6.15

Employee Stock Purchase Plan

 During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of common stock at 85% of the lower of the fair market value on the first or the last day of each six-month purchase period. Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 393,096 shares to be granted. At December 31, 2005, 123,567 shares of common stock have been issued under the Purchase Plan at an average price of $5.26 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2005
Common stock options granted and outstanding	2,483,417
Common stock options reserved for future grant	2,258,946
Common stock reserved under Purchase Plan	269,529
Total common stock shares reserved for future issuance	5,011,892

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

7. Income Taxes

Significant components of the Company’s net deferred tax assets at December 31, 2005 and 2004 are shown below (in thousands). A valuation allowance of $37.0 million and $29.5 million has been established to offset the net deferred tax assets as of December 31, 2005 and 2004, respectively, as realization of such assets is uncertain.

	Years ended December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$28,819	$22,728
Capitalized research and development	3,309	2,847
Research and development credits	3,159	2,633
Deferred revenue	704	757
Other, net	969	551

Total deferred tax assets	36,960	29,516

Total deferred tax liabilities	—	—

Net deferred tax assets	36,960	29,516
Valuation allowance for deferred tax assets	(36,960)	(29,516)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2005, 2004 and 2003, due to the following (in thousands):

	2005	2004	2003
Federal income taxes at 35%	$(6,940)	$(6,900)	$(6,108)
State income tax, net of Federal benefit	(963)	(793)	(641)
Tax effect on non-deductible expenses and credits	459	1,528	2,092
Increase in valuation allowance	7,444	6,165	4,657
	$—	$—	$—

At December 31, 2005, the Company had federal and California tax net operating loss carryforwards of approximately $78.8 million and $21.5 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also had federal and California research and development tax credit carryforwards of approximately $2.1 million and $1.6 million, respectively, which will begin to expire in 2019 unless previously utilized. Approximately $2.4 million of the net operating loss carryforwards relate to stock option exercises, the benefit of which will be credited to additional paid in capital when utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,966	$2,022	$2,130	$2,267
Total operating expenses	7,783	7,457	7,050	8,269
Net loss	(4,592)	(5,185)	(4,663)	(5,390)
Basic and diluted net loss per common share	$(0.18)	$(0.20)	$(0.18)	$(0.19)

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,241	$2,177	$1,802	$2,127
Total operating expenses	7,240	5,643	7,257	8,356
Net loss	(4,959)	(3,430)	(5,304)	(6,021)
Basic and diluted net loss per common share	$(2.63)	$(0.79)	$(0.21)	$(0.24)

9. Subsequent Events

 On January 12, 2006 the Company entered into a Lease Agreement with ARE-NEXUS CENTRE II, LLC (the “Nexus Lease”). Under the terms of the Nexus Lease, the Company will be leasing approximately 64,000 square feet of office, research and development space at 4767 Nexus Center Drive, San Diego, California for a term targeted to commence on September 1, 2006 with rent targeted to commence April 1, 2007 and ending on February 28, 2017. The Company has the right to extend the term of the Nexus Lease for an additional five years, and the Company has the right to terminate the Nexus Lease early effective December 31, 2013 upon payment of an early termination fee.

In connection with the execution of the Nexus Lease, the Company amended its existing lease with ARE-11099 North Torrey Pines, LLC for the property located at 11099 North Torrey Pines Road, La Jolla, California (the “Torrey Pines Lease Amendment”) on January 12, 2006 to provide for the extension of the lease term, subject to certain limitations, until the Company moves all of our operations to the new location, which the Company expects to occur in the fourth quarter of 2006.

On February 27, 2006, the Company amended its agreement with Campbell Soup to extend the collaborative research phase for an additional research phase of up to three years, through March 2009. During the extension period, the Company will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages. Under the terms of the extension, Campbell Soup has agreed to pay the Company incremental research funding of up to $3.0 million, assuming the Company meets specified research goals, over the three-year extension period. The other payment terms, including milestones and royalties based on net sales of products using the new ingredients, remain unchanged.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited management’s assessment included in the accompanying “Management’s Report of Internal Control Over Financial Reporting”, that Senomyx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Senomyx, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Senomyx, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Senomyx, Inc. and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
March 3, 2006

Item 9B.   Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2005 Annual Meeting of Shareholders to be held on May 24, 2006 (the “Proxy Statement”), and the information included therein is incorporated herein by reference.

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

The other information required by this item is incorporated by reference to the proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our 2006 annual meeting.

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

3. Exhibits

Exhibit Footnote	Exhibit Number		Description of Document
(1)	3.1		Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2		Amended and Restated Bylaws as currently in effect.
(2)	3.3		Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1		Form of Common Stock Certificate.
(1)	4.2		Warrant dated July 17, 2001, as amended November 14, 2001, issued to Silicon Valley Bank.
(1)	4.3		Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(2)	4.4		Form of Rights Certificate.
(2)	4.5		Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1	+	Form of Indemnity Agreement.
(1)	10.2	+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3	+	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.
(1)	10.4	+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.5	+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.6	+	Employment letter agreement dated June 7, 2000 between the Registrant and Klaus Gubernator, Ph.D.
(1)	10.7	+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.8	+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.9	+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.1	0

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.1	1*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.1	2*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.1	3*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.

(1)	10.1	4*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.1	5*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.1	6*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.1	7+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.1	8*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(3)	10.1	9*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(4)	10.2	0*	Second Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods Global, Inc.
(5)	10.2	1*	Third Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002 and April 29, 2005, between the Registrant and Kraft Foods Global, Inc.
(6)	10.2	2+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program
	10.2	3*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant
	10.2	4	Seventh Amendment to Expansion Lease by and between ARE-11099 NORTH TORREY PINES, LLC, and Registrant.
	10.2	5*

Amended and Restated Fourth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005 and July 29, 2005, between the Registrant and Kraft Foods Global, Inc

	23.1		Consent of Independent Registered Public Accounting Firm.
	24.1		Power of Attorney. Reference is made to the signature page.
	31.1		Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2		Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1

Certification of Kent Snyder, President, Chief Executive Officer and Director, and John Poyhonen, Senior Vice President and Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(4)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(5)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(6)                                  Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference.

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

Dated: March 6, 2006

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

Signature	Title	Date

/S/ KENT SNYDER	President , Chief Executive Officer and Director	March 6, 2006
Kent Snyder

/S/ JOHN POYHONEN	Senior Vice President and Chief Financial and	March 6, 2006
John Poyhonen	Business Officer

/S/ MARK LESCHLY	Chairman of the Board of Directors	March 7, 2006
Mark Leschly

/S/ STEPHEN A. BLOCK	Director	March 9, 2006
Stephen A. Block, Esq.

Director
Michael E. Herman

/S/ DAVID SCHNELL	Director	March 7, 2006
David Schnell, M.D.

Director
Jay Short, Ph.D.

/S/ TIMOTHY WOLLAEGER	Director	March 8, 2006
Timothy Wollaeger

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number		Description of Document
(1)	3.1		Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2		Amended and Restated Bylaws as currently in effect.
(1)	4.1		Form of Common Stock Certificate.
(1)	4.2		Warrant dated July 17, 2001, as amended November 14, 2001, issued to Silicon Valley Bank.
(1)	4.3		Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(1)	10.1	+	Form of Indemnity Agreement.
(1)	10.2	+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3	+	2004 Non-Employee Directors’ Stock Option Plan and Form of Stock Option Agreement thereunder.
(1)	10.4	+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.5	+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.6	+	Employment letter agreement dated June 7, 2000 between the Registrant and Klaus Gubernator, Ph.D.
(1)	10.7	+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.8	+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.9	+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.1	0

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.1	1*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.1	2*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.1	3*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.
(1)	10.1	4*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.1	5*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.1	6*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.1	7+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.1	8*	Collaborative Research and License Agreement, dated October 26, 2004, between The Registrant and Nestec Ltd.
(3)	10.1	9*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(4)	10.2	0*	Second Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant

			and Kraft Foods Global, Inc.
(5)	10.2	1*	Third Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002 and April 29, 2005, between the Registrant and Kraft Foods Global, Inc.
(6)	10.2	2+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program
	10.2	3*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
	10.2	4	Seventh Amendment to Expansion Lease by and between ARE-11099 NORTH TORREY PINES, LLC, and Registrant.
	10.2	5*

Amended and Restated Fourth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005 and July 29, 2005, between the Registrant and Kraft Foods Global, Inc

	23.1		Consent of Independent Registered Public Accounting Firm.
	24.1		Power of Attorney. Reference is made to the signature page.
	31.1		Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2		Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1

Certification of Kent Snyder, President, Chief Executive Officer and Director, and John Poyhonen, Senior Vice President and Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(4)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(5)                                  Filed as an exhibit to our Quarterly Report of Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(6)                                  Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference.