Form 10-Q
period 2006-03-31
SENOMYX INC
filed 2006-05-05
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 30, 2006:  29,816,872

SENOMYX, INC.

FORM 10-Q

TABLE OF CONTENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
Condensed Balance Sheets as of March 31, 2006 and December 31, 2005
Condensed Statements of Operations for the Three Months Ended March 31, 2006 and 2005
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005
Notes to Unaudited Condensed Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits
SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$60,156	$73,908
Investments available-for-sale	19,095	9,905
Other current assets	1,938	2,300
Total current assets	81,189	86,113

Property and equipment, net	2,724	2,418
Total assets	$83,913	$88,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,254	$4,096
Other current liabilities	58	111
Deferred revenue	1,386	1,728
Total current liabilities	5,698	5,935

Deferred rent	2	151

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2006 (unaudited) and December 31, 2005; 29,805,431 and 29,678,697 shares issued and outstanding at March 31, 2006 (unaudited) and December 31, 2005, respectively.	30	30
Additional paid-in capital	189,052	187,792
Deferred compensation	—	(1,143)
Accumulated other comprehensive loss	(15)	(8)
Accumulated deficit	(110,854)	(104,226)
Total stockholders’ equity	78,213	82,445
Total liabilities and stockholders’ equity	$83,913	$88,531

[NOTE: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2006	2005

Revenue under collaborative agreements	$2,411	$2,966
Operating expenses:
Research and development (including $736 and $831 of non-cash stock-based compensation)	6,496	5,159
General and administrative (including $1,039 and $961 of non-cash stock-based compensation)	3,417	2,624
Total operating expenses	9,913	7,783

Loss from operations	(7,502)	(4,817)

Interest income	874	225
Net loss	$(6,628)	$(4,592)

Net loss per share, basic and diluted	$(0.22)	$(0.18)

Shares used in calculating net loss per share, basic and diluted	29,605,459	25,185,032

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Net loss	$(6,628)	$(4,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	312
Amortization of bond discount	(124)	—
Stock-based compensation for non-employees	292	1,042
Stock-based compensation for employees	1,483	—
Amortization of deferred compensation	—	750
Change in operating assets and liabilities:
Other assets	362	(1,042)
Accounts payable, accrued expenses and other current liabilities	(369)	(647)
Deferred revenue	(342)	(688)
Deferred rent	(149)	(15)
Net cash used in operating activities	(5,143)	(4,880)

Investing activities
Purchases of property and equipment	(164)	(694)
Purchases of available-for-sale securities	(16,273)	(11,471)
Maturities of available-for-sale securities	7,200	15,775
Net cash used in/provided by investing activities	(9,237)	3,610

Financing activities
Proceeds from issuance of common stock	628	492
Net cash provided by financing activities	628	492

Net decrease in cash and cash equivalents	(13,752)	(778)
Cash and cash equivalents at beginning of period	73,908	17,085
Cash and cash equivalents at end of period	$60,156	$16,307

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$474	—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be reported for the year ended December 31, 2006. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2005, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance, are recognized over the associated period of service. Amounts received for research funding are recognized as revenues as the services are performed. Royalties to be received based on product sales made by the Company’s collaborators incorporating the Company’s product, if any, will be recognized as earned. To date, the Company has not earned any royalties.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. This statement requires a public entity to expense the cost of employee and non-employee director services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. On April 14, 2005, the U. S. Securities and Exchange Commission (SEC) adopted a new rule amending the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R are effective for the Company beginning in the quarter ended March 31, 2006.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

Stock-Based Compensation under SFAS 123R

Upon adoption of SFAS No. 123R, the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The weighted-average estimated fair value of employee stock options granted during the three month period ended March 31, 2006 was $9.83 per share using the Black-Scholes model with the following assumptions (annualized percentages):

Three months ended March 31, 2006
Expected volatility	60.1%
Risk-free interest rate	4.83%
Dividend yield	0.0%
Expected term	6.08 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at balance sheet date for the expected term. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 7.2% in the first quarter of 2006 based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. Compensation expense related to stock-based compensation is recognized on a straight-line basis. Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three months ended March 31, 2006 was comprised as follows (in thousands, except per share data):

Three months ended March 31, 2006
Research and development	$477
General and administrative	1,006
Employee and non-employee director stock-based compensation expense	$1,483

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted:	$0.05

As a result of adopting SFAS 123R, the Company’s net loss for the three months ended March 31, 2006 is approximately $1.1 million higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended March 31, 2006 would have been $0.19 if the Company had not adopted SFAS 123R compared to reported basic and diluted net loss per share of $0.22.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and provided the required pro forma disclosures of SFAS 123. Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option was recorded as deferred compensation. Deferred compensation was amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

Options or stock awards issued to non-employees who are not directors of the Company are recorded at their fair value in accordance with SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and are periodically revalued as the options vest and are recognized as expense over the related service period.

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

Three months ended March 31, 2005
Net loss as reported	$(4,592)
Add: Stock-based employee compensation expense included in reported net loss	750
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,727)
Net loss pro forma	$(5,569)
Net loss per share pro forma	$(0.22)

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2006	2005
Historical:
Numerator:
Net loss (in thousands)	$(6,628)	$(4,592)
Denominator:
Weighted average common shares	29,740,379	25,382,028
Weighted average unvested common shares subject to repurchase	(134,920)	(196,996)

Denominator for basic and diluted earnings per share	29,605,459	25,185,032

Basic and diluted net loss per share	$(0.22)	$(0.18)

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

	Three months ended March 31,
	2006	2005

Comprehensive loss	$(6,635)	$(4,597)

Reclassifications

Certain reclassifications have been made to amounts included in the prior period’s financial statements to conform to the current period presentation.

2.                                      Stockholders’ Equity

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company.

Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. As of March 31, 2006, approximately 1.3 million shares were available for future grant under the Plan.

The following is a summary of stock option and stock award activity under the equity incentive plan through March 31, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,483,417	$6.15
Granted	944,650	$16.23
Exercised	(39,870)	$3.66
Cancelled	(5,100)	$6.86

Outstanding at March 31, 2006	3,383,097	$8.99

The following is a further breakdown of the options outstanding as of March 31, 2006:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 0.74-6.00	582,289	7.0	$0.93	373,577	$1.00
$ 6.02-6.02	932,791	7.7	$6.02	401,215	$6.02
$ 6.30-9.10	710,841	8.7	$8.64	209,087	$8.67
$ 9.45-15.89	203,626	8.2	$12.51	74,616	$12.12
$ 16.25-18.99	953,550	9.8	$16.33	—	$0.00

	3,383,097	8.4		1,058,495

The aggregate intrinsic value of options exercised during the period ended March 31, 2006 and outstanding and exercisable at March 31, 2006 was approximately $393,000, $24.3 million and $11.6 million, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 393,096 shares to be granted.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2005 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe we will provide these companies with the ability to differentiate their products. We have entered into product discovery and development collaborations with six of the world’s leading packaged food and beverage companies: Ajinomoto, Cadbury Schweppes, Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators. Our current programs focus on the development of savory, sweet and salt flavor enhancers and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2006 our accumulated deficit was $110.9 million. We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our receipt of milestone payments in any particular period;

•                  variability of our stock-based compensation expense in conjunction with fluctuations of our stock price;

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

In January 2006 we entered into a Lease Agreement with ARE-NEXUS CENTRE II, LLC (the “Nexus Lease”).  Under the terms of the Nexus Lease, we will be leasing approximately 64,000 square feet of office, research and development space at 4767 Nexus Centre Drive, San Diego, California for a term targeted to commence on September 1, 2006 with rent targeted to commence April 1, 2007 and ending on February 28, 2017.  We have the right to extend the term of the Nexus Lease for an additional five years, and we have the right to terminate the Nexus Lease early effective March 31, 2014 upon payment of an early termination fee. In connection with the execution of the Nexus Lease, in January 2006 we amended our existing lease with ARE-11099 North Torrey Pines, LLC for the property located at 11099 North Torrey Pines Road, La Jolla, California (the “Torrey Pines Lease Amendment”) to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location, which we expect to occur in the fourth quarter of 2006.

In February 2006, we amended our existing agreement with Campbell Soup to extend the collaborative research phase for an additional research phase of up to three years, through March 2009. During the extension period, we will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages. Under the terms of the extension, Campbell Soup has agreed to pay us incremental research funding of up to $3.0 million, assuming we meet specified research goals, over the extension period. The other payment terms of the existing agreement, including milestones and royalties based on net sales of products using the new ingredients, remain unchanged.

In March 2006, we entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets. Under the terms of the new collaboration, Ajinomoto has agreed to pay us an upfront license fee and discovery and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of upfront license fees, research funding and milestone payments could exceed $8.3 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

In March 2006, we amended our existing discovery and development collaboration with Nestlé, originally entered into in 2002, to include commercialization of novel flavors and flavor enhancers in the pet food category on a worldwide, co-exclusive basis. In addition to the expansion, the agreement with Nestlé has been amended to allow us to reacquire rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East, and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category, while we have reacquired certain rights in North America and other geographic regions in specified product categories.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $2.4 million and $3.0 million during the three month periods ended March 31, 2006 and 2005, respectively. Research and development payments under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for approximately 99% of total revenue for the three months ended March 31, 2006. Research and development payments, including certain product candidate development reimbursement costs and milestones under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the three months ended March 31, 2005.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.5 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Salaries and personnel	$2,230	$1,939
Facilities and depreciation	1,109	1,172
Patent and licensing	971	335
Research and development supplies	841	612
Outside services	366	121
Miscellaneous	243	149
Total research and development expenses (excluding non-cash stock based compensation)	5,760	4,328

Non-cash stock-based compensation	736	831
Total research and development expenses	$6,496	$5,159

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $2.2 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $291,000 was primarily due to increases in payroll expenses, including consultants, of approximately $394,000, partially offset by decreases in recruiting expenses of approximately $103,000. Our research and development staff increased from an average of 58 for the three months ended March 31, 2005 to an average of 70 for the three months ended March 31, 2006. The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual merit, cost of living and promotion salary increases.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.1 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of $63,000 was primarily attributable to a decrease in rent expense due to the modification of the lease agreement covering our current facilities.

Patent and Licensing. Our patent and licensing expenses were $971,000 and $335,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $636,000 was primarily attributable to increased foreign patent filing activities conducted in the fourth quarter of 2005 and first quarter of 2006.

Research and Development Supplies. Our expenses for supplies used in research and development were $841,000 and $612,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $229,000 was primarily attributable to increased expenditures for scientific supplies and compound acquisition associated with increased screening activities.

Outside Services. Our outside services expenses were $366,000 and $121,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $245,000 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing, partially offset by a decrease in costs for outsourced regulatory support activities.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $736,000 and $831,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease of $95,000 was primarily attributable to a decrease in compensation expense in 2006 compared to 2005 for stock options granted to non-employees, partially offset by an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees. The increase in employee-related stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.4 million and $2.6 million for the three months ended March 31, 2006 and 2005, respectively. The $793,000 increase in expenses from the three months ended March 31, 2005 to 2006 was primarily attributable to increases in salaries and personnel, consulting expenses, and non-cash stock-based compensation expense. The increase in expenses for salaries and personnel of approximately $325,000 was due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount. The increase in consulting expenses of approximately $218,000 was due to the use of strategic planning consultants. The increase of approximately $78,000 in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.

Interest Income (Expense)

Interest income was $874,000 and $225,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $649,000 was primarily attributable to our higher average cash balances for the three months ended March 31, 2006, primarily as a result of our November 2005 public offering, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Cadbury, Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income. As of March 31, 2006, we had received in excess of $165.5 million in proceeds from the sales of common and preferred stock. In addition, we had received $40.6 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $4.5 million in interest income. Over the remaining life of our current collaboration agreements, we expect to receive an additional $33.1 million in license fees and non-refundable research and development payments from our collaborators. In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor enhancers and taste modulators.

At March 31, 2006, we had $79.3 million in cash, cash equivalents and investments available-for-sale as compared to $83.8 million at December 31, 2005, a decrease of $4.6 million. This overall decrease resulted primarily from the use of cash to fund our operations, partially offset by the receipt of proceeds of $628,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Operating Activities

Operating activities used cash of $5.1 million for the three months ended March 31, 2006 compared to $4.9 million for the three months ended March 31, 2005. Operating cash flow in 2006 compared to the prior year period reflects an increase in our net loss of $2.0 million. Non-cash expenses for the three months ended March 31, 2006 decreased $121,000 to $2.0 million for the three months ended March 31, 2006 from $2.1 million for the three months ended March 31, 2005. This decrease was primarily due to a relative decrease in the stock-based compensation expense for non-employees of approximately $750,000. This decrease was partially offset by a relative increase in stock-based compensation expenses for stock option grants to employees of approximately $733,000, due to the adoption of SFAS 123R. Net changes in other assets provided cash of $362,000 during the three months ended March 31, 2006, and used cash of $1.0 million during the three months ended March 31, 2005. Additionally, net decreases in operating liabilities over the three months ended March 31, 2006 and 2005 used cash of $860,000 and $1.4 million, respectively.

Investing Activities

Investing activities used cash of $9.2 million for the three months ended March 31, 2006 and provided cash of $3.6 million for the three months ended March 31, 2005. Cash used in the three months ended March 31, 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities. Cash provided in the three months ended March 31, 2005 reflects the maturities of available-for-sale securities, offset by the purchases of available-for-sale securities to obtain higher rates of interest income.

Financing Activities

Financing activities provided cash of $628,000 and $492,000 for the three months ended March 31, 2006 and 2005, respectively. Cash provided by financing activities in the three months ended March 31, 2006 and 2005 reflects the net proceeds from the sale of common stock of $628,000 and $492,000, respectively, primarily from the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of March 31, 2006 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$29,568	$3,142	$4,700	$4,953	$16,773
License payments	232	86	74	36	36
Total	$29,800	$3,228	$4,774	$4,989	$16,809

In January 2006, we entered into the Nexus Lease with ARE-NEXUS CENTRE II, LLC, pursuant to which we will lease up to approximately 64,000 square feet of real estate space in San Diego, California, consisting of laboratory and office space. The lease is targeted to commence on September 1, 2006, with rent targeted to commence April 1, 2007 and ending on February 28, 2017. Annual rent payments are expected to be approximately $2.3 million, subject to annual rent increases of 3%.

In connection with the execution of the Nexus Lease, also in January 2006 we entered into the Torrey Pines Lease Amendment with ARE-11099 North Torrey Pines, LLC for our current property to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location, which we expect to occur in the fourth quarter of 2006.  As a result of entering into two leases with the same landlord, we anticipate that we will be able to avoid making rent payments on two facilities at the same time.  Furthermore, we anticipate a period of three months in early 2007 when we will not be required to make a payment for rent.

The Nexus Lease is not expected to have a significant impact on our anticipated operating and capital requirements.

As of March 31, 2006, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations. Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $46.2 million. In the next nine months (through December 31, 2006), we anticipate receiving $13.2 million in non-refundable upfront fees and research and development payments, some of which will be recorded as deferred revenue in 2006. We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements. In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect. We continue to pursue additional collaborations, which could result in additional revenue. We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

As of March 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue is deferred for fees received before earned. Some of our agreements contain multiple elements, including upfront fees, research funding, milestones, and royalties.

Revenue from milestones is recognized when earned, as evidence by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Non-refundable upfront fees, if any, not associated with our future performance, will be recognized when received. Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining period of our future performance. Amounts received for research funding are recognized as revenues as the services are performed. Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence. Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned. To date, we have not earned any royalties.

Stock-based Compensation Expense

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The accounting provisions of SFAS No. 123R are effective for us beginning the first quarter of fiscal 2006.

We grant options to purchase our common stock to our employees and directors under our stock option plan. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $1.5 million. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.1 million, which is expected to be recognized over a weighted average period of 2.5 years. Total stock options granted during the three months ended March

31, 2006 and March 31, 2005 represented 3.17% and 2.40% of outstanding shares as of the end of each fiscal quarter, respectively.

Both prior and subsequent to the adoption of SFAS 123R, we estimated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS 123. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, we do not view stock-based compensation as related to our operational performance.

The guidance in SFAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for stock-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 60.1%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS 123R and SAB 107. If our stock price volatility assumption were increased to 70%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 would increase by $1.00 per share, or 10.2%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.83% for the three months ended March 31, 2006) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 by $0.27 per share, or 2.8%.

We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history. As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavors, flavor enhancers or taste modulators we may discover. *

A key element of our strategy is to commercialize our flavors, flavor enhancers and taste modulators through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators.

Our agreement, as amended, with Campbell Soup provides for research and development funding until March 2009 and gives Campbell Soup the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008, and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008, and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of a termination fee.   Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé provides for research and development funding through October 2009 and gives Nestlé the right to terminate the agreement earlier without cause on or after October 26, 2006, provided that it pay additional specified research funding if it terminates the agreement after October 26, 2006 but prior to October 26, 2009.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007, and gives Cadbury Schweppes the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

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

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any flavors, flavor enhancers or taste modulators can be incorporated into products that are sold, we would be unable to commercialize our flavors, flavor enhancers and taste modulators and our business would be adversely affected. *

In March 2005, we obtained a Generally Recognized as Safe, or GRAS, determination for four of our savory product candidates.  Apart from these product candidates, we do not have GRAS determination or regulatory approval for any other product candidate at this time. In the United States, the development, sale and incorporation of our flavors, flavor enhancers or taste modulators into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor, flavor enhancer or taste modulator added to a product and the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors, flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavors, flavor enhancers and taste modulators that will be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process, which, based on our experience with the savory program, we expect will take approximately 12 months and is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take eight years or more. The FEMA GRAS review process may take longer than 12 months and cost more than $1 million depending on the properties of the flavor, flavor enhancer or taste modulator, and if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor, flavor enhancer or taste modulator’s intended use, the amount of the flavor, flavor enhancer or taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, whether the flavor, flavor enhancer or taste modulator imparts sweetness, the safety profile of the flavor, flavor enhancer or taste modulator and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor, flavor enhancer or taste modulator, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor, flavor enhancer or taste modulator does not qualify for FEMA GRAS determination, we will be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have a history of operating losses and we may not achieve or maintain profitability. *

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $6.6 million for the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of approximately $110.9 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our six existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline. *

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

Changes in financial accounting standards related to stock-based compensation expenses are expected to have a significant effect on our reported results. *

On January 1, 2006 we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires that we record compensation expense in the statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of the new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our projected future financial results due to the variability of the factors used to establish the value of stock options.  If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business. *

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Senior Vice President, General Counsel and Corporate Secretary, John Poyhonen, our Senior Vice President, Chief Financial and Business Officer, Nigel R.A. Beeley, Ph.D., our Vice President, Discovery and Sharon Wicker, our Senior Vice President, Commercial Development and Chief Strategy Officer.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

We may encounter difficulties managing our growth, which could adversely affect our business. *

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 94 on March 31, 2006 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

We use hazardous materials. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.*

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

In addition, we cannot entirely eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Our insurance policies have limited coverage for damages or cleanup costs related to hazardous waste disposal or contamination. We may be forced to curtail operations or be sued for any injury or contamination that results from our use or the use by others of these materials, and our liability may exceed our total assets.

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

As of March 31, 2006, we estimate that we had used approximately $2.6 million for the purchase of equipment and approximately $24.8 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

On November 9, 2005, we completed a public offering of 4,049,295 shares of common stock for proceeds of $57.3 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,169 shares of common stock.  No proceeds from this offering had been used as of March 31, 2006.

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

10.1*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between Senomyx and Campbell Soup Company

10.2*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between Senomyx and Nestec, Ltd.

10.3*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx and Ajinomoto Co., Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: May 3, 2006	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)