Form 10-Q
period 2006-06-30
SENOMYX INC
filed 2006-08-08
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2006:  29,877,419

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for par and share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$69,853	$73,908
Investments available-for-sale	8,917	9,905
Other current assets	2,885	2,300
Total current assets	81,655	86,113

Property and equipment, net	4,453	2,418
Total assets	$86,108	$88,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,096	$4,096
Other current liabilities	45	111
Deferred revenue	3,888	1,728
Total current liabilities	8,029	5,935

Deferred revenue	2,250	—
Deferred rent	—	151
Leasehold incentive obligation	1,180	—

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2006 (unaudited) and December 31, 2005; 29,870,533 and 29,678,697 shares issued and outstanding at June 30, 2006 (unaudited) and December 31, 2005, respectively	30	30
Additional paid-in capital	191,642	187,792
Deferred compensation	—	(1,143)
Accumulated other comprehensive loss	(10)	(8)
Accumulated deficit	(117,013)	(104,226)
Total stockholders’ equity	74,649	82,445
Total liabilities and stockholders’ equity	$86,108	$88,531

[NOTE: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue under collaborative agreements	$3,215	$2,022	$5,626	$4,988
Operating expenses:
Research and development (including $811, $1,139, $1,547 and $1,970 of non-cash stock-based compensation, respectively)	6,339	4,980	12,835	10,139
General and administrative (including $1,418, $776, $2,457 and $1,737 of non-cash stock-based compensation, respectively)	3,982	2,477	7,399	5,101
Total operating expenses	10,321	7,457	20,234	15,240

Loss from operations	(7,106)	(5,435)	(14,608)	(10,252)

Interest income	947	250	1,821	475
Net loss	$(6,159)	$(5,185)	$(12,787)	$(9,777)

Net loss per share, basic and diluted	$(0.21)	$(0.20)	$(0.43)	$(0.39)

Shares used in calculating net loss per share, basic and diluted	29,723,611	25,314,119	29,664,861	25,249,932

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net loss	$(12,787)	$(9,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	709	632
Amortization of bond discount	(327)	(39)
Stock-based compensation	4,004	2,324
Amortization of deferred compensation	—	1,382
Change in operating assets and liabilities:
Other assets	(354)	(431)
Accounts payable, accrued expenses and other current liabilities	(119)	(742)
Deferred revenue	4,410	(1,121)
Deferred rent	(151)	(28)
Net cash used in operating activities	(4,615)	(7,800)

Investing activities
Purchases of property and equipment	(1,742)	(894)
Purchases of available-for-sale securities	(25,137)	(17,408)
Maturities of available-for-sale securities	26,450	25,775
Net cash (used in) provided by investing activities	(429)	7,473

Financing activities
Proceeds from issuance of common stock	989	522
Net cash provided by financing activities	989	522

Net (decrease) increase in cash and cash equivalents	(4,055)	195
Cash and cash equivalents at beginning of period	73,908	17,085
Cash and cash equivalents at end of period	$69,853	$17,280

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$53	$—
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of new facility	$949	$—
Reimbursement of leasehold incentive obligation included in other assets	$231	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be reported for the year ended December 31, 2006.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2005, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement. Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance, are associated with a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed. Royalties to be received based on product sales made by the Company’s collaborators incorporating the Company’s product, if any, will be recognized as earned. To date, the Company has not earned any royalties.

Stock-Based Compensation

Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment (“SFAS No. 123R”), the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The weighted-average estimated fair value of employee stock options granted during the six month period ended June 30, 2006 was $9.55 per share using the Black-Scholes model with the following assumptions (annualized percentages):

Six months ended June 30, 2006
Expected volatility	60.18%
Risk-free interest rate	4.89%
Dividend yield	0.0%
Expected term	6.08 years

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

As stock-based compensation expense recognized in the Statement of Operations for 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.2% in the second quarter of 2006 based on historical experience.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.  Compensation expense related to stock-based compensation is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three and six months ended June 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Research and development	$(554)	$(1,031)
General and administrative	(1,396)	(2,402)
Employee and non-employee director stock-based compensation expense	$(1,950)	$(3,433)

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted:	$(0.07)	$(0.12)

As a result of adopting SFAS 123R, the Company’s net loss for the three and six months ended June 30, 2006 is approximately $1.3 and $2.4 million higher, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Basic and diluted net loss per share for the three and six months ended June 30, 2006 are $0.05 and $0.08 higher, respectively, than if the Company continued to account for share-based compensation under APB Opinion No. 25.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25, and provided the required pro forma disclosures of SFAS 123.  Under APB Opinion No. 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized. In the event that stock options are granted with an exercise price below the fair value of the Company’s common stock per share on the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option was recorded as deferred compensation.  Deferred compensation was amortized to compensation expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of the related options, generally four years.

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

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss as reported	$(5,185)	$(9,777)
Add: Stock-based employee compensation expense included in reported net loss	760	1,510
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,914)	(3,640)

Net loss pro forma	$(6,339)	$(11,907)

Net loss per share pro forma	$(0.25)	$(0.47)

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Historical:
Numerator:
Net loss (in thousands)	$(6,159)	$(5,185)	$(12,787)	$(9,777)
Denominator:
Weighted average common shares	29,833,652	25,461,740	29,787,273	25,422,105
Weighted average unvested common shares subject to repurchase	(110,041)	(147,621)	(122,412)	(172,173)

Denominator for basic and diluted earnings per share	29,723,611	25,314,119	29,664,861	25,249,932

Basic and diluted net loss per share	$(0.21)	$(0.20)	$(0.43)	$(0.39)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Comprehensive loss	$(6,154)	$(5,170)	$(12,789)	$(9,767)

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the new facility to be occupied by the Company, the Company received a tenant improvement allowance not to exceed $9.9 million.  As the tenant improvements are constructed, the Company records both the covered tenant improvements (as fixed assets) and an offsetting incentive lease obligation on the Company’s balance sheet.  Once the Company takes occupancy of the new facility, the Company will record depreciation expense to depreciate the tenant improvements and record an offsetting reduction to rent expense (to amortize the leasehold incentive obligation) over the initial term of the lease, in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

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

Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  As of June 30, 2006, approximately 2.4 million shares were available for future grant under the Plan.

The following is a summary of stock option and stock award activity under the equity incentive plan through June 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,483,417	$6.15
Granted	1,305,890	$15.55
Exercised	(104,972)	$4.92
Cancelled	(9,619)	$9.19

Outstanding at June 30, 2006	3,674,716	$9.52

The following is a further breakdown of the options outstanding as of June 30, 2006:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-6.00	561,183	6.79	$0.93	394,804	$0.98
$6.02-6.02	906,167	7.54	$6.02	456,728	$6.02
$6.30-9.50	744,883	8.44	$8.70	247,581	$8.75
$11.78-15.89	510,433	9.06	$13.64	76,567	$12.94
$16.25-18.99	952,050	9.57	$16.33	200	$16.45

	3,674,716			1,175,880

The aggregate intrinsic value of options exercised during the six month period ended June 30, 2006, outstanding at June 30, 2006 and exercisable at June 30, 2006 was approximately $961,000, $19.9 million and $10.7 million, respectively.

Employee Stock Purchase Plan

 During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 673,096 shares to be granted.

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

We have incurred significant losses since our inception in 1998 and, as of June 30, 2006 our accumulated deficit was $117.0 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $3.2 million and $2.0 million during the three month periods ended June 30, 2006 and 2005, respectively.  Research and development payments under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2006.  Research and development payments under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the three months ended June 30, 2005.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.3 million and $5.0 million for the three months ended June 30, 2006 and 2005, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2006	2005
Salaries and personnel	$2,339	$1,828
Facilities and depreciation	1,157	1,112
Research and development supplies	1,000	553
Outside services	461	90
Patent and licensing	375	128
Miscellaneous	196	130
Total research and development expenses (excluding non-cash stock based compensation)	5,528	3,841

Non-cash stock-based compensation	811	1,139
Total research and development expenses	$6,339	$4,980

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.3 million and $1.8 million for the three months ended June 30, 2006 and 2005, respectively.  The increase of $511,000 was primarily due to an increase in payroll expense of approximately $187,000, an increase in bonus accrual expense of approximately $142,000, an increase in recruiting and relocation expenses of approximately $69,000, and an increase in employee benefits expense of approximately $55,000.  Our research and development staff increased from an average of 59 for the three months ended June 30, 2005 to an average of 76 for the three months ended June 30, 2006.  The increase in payroll expense, recruiting and relocation expense and employee benefits expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual merit, cost of living and promotion salary increases.  We accrue for annual bonuses when we determine that awarding of an annual bonus is probable and reasonably estimable.  In previous years, we accrued for the entirety of the annual bonus in the fourth quarter, as we did not believe that the awarding of an annual bonus was either probable or reasonably estimable until that time.  Based on our recent history of awarding annual bonuses for 2004 and 2005 services, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services, pro rated for service through June 30, 2006.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.2 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively. The increase of $45,000 was primarily attributable to an increase in depreciation expense due to new scientific equipment being placed in service, partially offset by a decrease in rent expense due to the modification of the lease agreement covering our current facilities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.0 million and $553,000 for the three months ended June 30, 2006 and 2005, respectively.  The increase of $447,000 was primarily attributable to increased expenditures for scientific supplies and compound acquisition associated with increased screening activities.

Outside Services.  Our outside services expenses were $461,000 and $90,000 for the three months ended June 30, 2006 and 2005, respectively.  The increase of $371,000 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.

Patent and Licensing.  Our patent and licensing expenses were $375,000 and $128,000 for the three months ended June 30, 2006 and 2005, respectively.  The increase of $247,000 was primarily attributable to increased foreign patent filing activities commencing in the fourth quarter of 2005 and continuing through the second quarter of 2006.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $811,000 and $1.1 million for the three months ended June 30, 2006 and 2005, respectively.  The decrease of $328,000 was primarily attributable to a decrease in compensation expense in 2006 compared to 2005 for stock options granted to non-employees, partially offset by an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees.  The increase in employee-related stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $4.0 million and $2.5 million for the three months ended June 30, 2006 and 2005, respectively.  The $1.5 million increase in expenses from the three months ended June 30, 2005 to 2006 was primarily attributable to an increase in non-cash stock-based compensation expense of approximately $642,000, an increase in payroll expense of approximately $217,000, an increase in consulting expenses of approximately $201,000, an increase in bonus accrual expense of approximately $172,000, and an increase in recruiting and relocation expenses of approximately $170,000.  The increase in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.  The increases in payroll expense and in expenses for recruiting and relocation were due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount.  As with research and development salaries and personnel expenses, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services.  The increase in consulting expenses was due to one-time consulting expenses.

Interest Income (Expense)

Interest income was $947,000 and $250,000 for the three months ended June 30, 2006 and 2005, respectively.  The increase of $697,000 was primarily attributable to our higher average cash balances for the three months ended June 30, 2006, primarily as a result of our November 2005 public offering, which generated higher interest earnings on those balances.

Six Months Ended June 30, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $5.6 million and $5.0 million during the six month periods ended June 30, 2006 and 2005, respectively.  Research and development payments under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for approximately 99% of total revenue for the six months ended June 30, 2006.  Research and development payments, including certain product candidate development reimbursement costs and milestones under collaborations with Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the six months ended June 30, 2005.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $12.8 million and $10.1 million for the six months ended June 30, 2006 and 2005, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2006	2005
Salaries and personnel	$4,568	$3,766
Facilities and depreciation	2,266	2,283
Research and development supplies	1,841	1,166
Patent and licensing	1,346	463
Outside services	827	211
Miscellaneous	440	280
Total research and development expenses (excluding non-cash stock based compensation)	11,288	8,169

Non-cash stock-based compensation	1,547	1,970
Total research and development expenses	$12,835	$10,139

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $4.6 million and $3.8 million for the six months ended June 30, 2006 and 2005, respectively.  The increase of $802,000 was primarily due to increases in payroll expense of approximately $354,000, an increase in bonus accrual expense of approximately $197,000, an increase in travel-related expenses of approximately $104,000, and an increase in employee benefits expense of approximately $94,000.  Our research and development staff increased from an average of 58 for the six months ended June 30, 2005 to an average of 73 for the six months ended June 30, 2006.  The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual merit, cost of living and promotion salary increases.  We accrue for annual bonuses when we determine that awarding of an annual bonus is probable and reasonably estimable.  In previous years, we accrued for the entirety of the annual bonus in the fourth quarter, as we did not believe that the awarding of an annual bonus was either probable or reasonably estimable until that time.  Based on our recent history of awarding annual bonuses for 2004 and 2005 services, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services, pro rated for service through June 30, 2006.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.3 million for the six months ended June 30, 2006 and 2005. The decrease of $17,000 was primarily attributable to a decrease in rent expense due to the modification of the lease agreement covering our current facilities, partially offset by an increase in depreciation expense due to new scientific equipment being placed into service.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.8 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively.  The increase of $675,000 was primarily attributable to increased expenditures for scientific supplies and compound acquisition associated with increased screening activities.

Patent and Licensing.  Our patent and licensing expenses were $1.3 million and $463,000 for the six months ended June 30, 2006 and 2005, respectively.  The increase of $883,000 was primarily attributable to increased foreign patent filing activities commencing in the fourth quarter of 2005 and continuing through the second quarter of 2006.

Outside Services.  Our outside services expenses were $827,000 and $211,000 for the six months ended June 30, 2006 and 2005, respectively.  The increase of $616,000 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.5 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively.  The decrease of $423,000 was primarily attributable to a decrease in compensation expense in 2006 compared to 2005 for stock options granted to non-employees, partially offset by an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees.  The increase in employee-related stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $7.4 million and $5.1 million for the six months ended June 30, 2006 and 2005, respectively.  The $2.3 million increase in expenses from the six months ended June 30, 2005 to 2006 was primarily attributable to an increase in non-cash stock-based compensation expense of approximately $720,000, an increase in payroll expenses of approximately $478,000, an increase in consulting expenses of approximately $418,000, an increase in recruiting and relocation expenses of approximately $240,000, and an increase in bonus accrual expense of approximately $235,000.  The increase in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.  The increases in expenses for payroll excluding the bonus accrual and in expenses for recruiting and relocation were due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount.  The increase in consulting expenses was due to one-time consulting expenses.  As with research and development salaries and personnel expense, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services.

Interest Income (Expense)

Interest income was $1.8 million and $475,000 for the six months ended June 30, 2006 and 2005, respectively.  The increase of $1.3 million was primarily attributable to our higher average cash balances for the six months ended June 30, 2006, primarily as a result of our November 2005 public offering, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury, Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of June 30, 2006, we had received in excess of $165.9 million in proceeds from the sales of common and preferred stock.  In addition, we had received $48.3 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $5.4 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $25.5 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavors, flavor enhancers and taste modulators.

At June 30, 2006, we had $78.8 million in cash, cash equivalents and investments available-for-sale as compared to $83.8 million at December 31, 2005, a decrease of $5.0 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase property and equipment, partially offset by the receipt of proceeds of $989,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Net cash used in our operating activities for the six months ended June 30, 2006 of $4.6 million as shown in the Statement of Cash Flows differs from the corresponding amount disclosed in our earnings release dated July 20, 2006.  In conjunction with the Alexandria Lease agreement for our new facility, we received a tenant improvement allowance not to exceed $9.9 million.  As tenant improvements on our new facility are constructed, we record the covered tenant improvements as fixed assets and an offsetting incentive lease obligation on our balance sheet.  Payments that we make to the company constructing the new facility are classified for statement of cash flow purposes as investing activities.  The offsetting reimbursements we receive from the lessor are classified as operating activities.  However, payments made from the lessor directly to the company constructing the new facility are considered to be non-cash transactions and are not included in either operating or investing activities.  Subsequent to the issuance of our earnings release, we determined that a transaction that had initially been recorded for cash flow statement purposes as a payment by us and reimbursement from the lessor should have been recorded as a direct payment from the lessor to the construction company. Accordingly, that transaction is now classified in the “Supplemental disclosure of cash flow information” section of our Statements of Cash Flows, and net cash used by operating activities as shown in this Report is $4.6 million for the six months ended June 30, 2006.

This change has no impact on our Statements of Operations, our Balance Sheets (including the balance of our cash and cash equivalents as of June 30, 2006), our net loss per share or our overall net decrease in cash and cash equivalents for the six months ended June 30, 2006.

Operating Activities

Operating activities used cash of $4.6 million for the six months ended June 30, 2006 compared to $7.8 million for the six months ended June 30, 2005.  Operating cash flow in 2006 compared to the prior year period reflects an increase in our net loss of $3.0 million.  Non-cash expenses for the six months ended June 30, 2006 increased $87,000 to $4.4 million for the six months ended June 30, 2006 from $4.3 million for the six months ended June 30, 2005.  This increase was primarily due to a relative increase in the stock-based compensation expense of approximately $1.7 million.  This increase was partially offset by a decrease in amortization of deferred compensation for stock option grants to employees of approximately $1.4 million, due to the adoption of SFAS 123R.  Net increases in other assets used cash of $354,000 and $431,000 during the six months ended June 30, 2006 and 2005, respectively.  Net changes in deferred revenue provided cash of $4.4 million in the six months ended June 30, 2006, and used cash of $1.1 million in the six months ended June 30, 2005.  Additionally, net decreases in accounts payable, accrued expenses, other current liabilities, and deferred rent over the six months ended June 30, 2006 and 2005 used cash of $270,000 and $770,000, respectively.

Investing Activities

Investing activities used cash of $429,000 for the six months ended June 30, 2006 and provided cash of $7.5 million for the six months ended June 30, 2005.  Cash used in the six months ended June 30, 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.  Cash provided in the six months ended June 30, 2005 primarily reflects the maturities, net of purchases, of available-for-sale securities to fund increased operating expenses.

Financing Activities

Financing activities provided cash of $989,000 and $522,000 for the six months ended June 30, 2006 and 2005, respectively.  Cash provided by financing activities in the six months ended June 30, 2006 and 2005 reflects the net proceeds from the sale of common stock primarily from the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of June 30, 2006 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$28,529	$2,677	$4,735	$4,995	$16,122
License payments	210	86	52	36	36
Total	$28,739	$2,763	$4,787	$5,031	$16,158

In January 2006, we entered into the Alexandria Lease with ARE-NEXUS CENTRE II, LLC, pursuant to which we will lease approximately 64,000 square feet of real estate space in San Diego, California, consisting of laboratory and office space.  The lease is targeted to commence on September 1, 2006, with rent targeted to commence April 1, 2007 and end on February 28, 2017.  Annual rent payments are expected to be approximately $2.3 million, subject to annual rent increases of 3%.

In connection with the execution of the Alexandria Lease, also in January 2006 we entered into the Torrey Pines Lease Amendment with ARE-11099 North Torrey Pines, LLC for our current property to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location, which we expect to occur in the fourth quarter of 2006.  As a result of entering into two leases with the same landlord, we anticipate that we will be able to avoid making rent payments on two facilities at the same time.  Furthermore, we anticipate a period of three months in early 2007 when we will not be required to make a payment for rent.

The Alexandria Lease is not expected to have a significant impact on our anticipated operating and capital requirements.

As of June 30, 2006, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $38.6 million.  In the next six months (through December 31, 2006), we anticipate receiving $5.9 million in non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of June 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is deferred for fees received before earned.  Some of our agreements contain multiple elements, including upfront fees, research funding, milestones, and royalties.

Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable upfront fees, if any, not associated with our future performance, will be recognized when received.  Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining period of our future performance.  Non-refundable license fees associated with future performance involving a specific program or collaboration are recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

Stock-based Compensation Expense

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS No. 123R were effective for us beginning the first quarter of fiscal 2006.

We grant options to purchase our common stock to our employees and directors under our stock option plan. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R.  Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $2.0 million and $3.4 million, respectively. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.7 million, which is expected to be recognized over a weighted average period of 2.4 years. Total stock options granted to employees and non-employee directors during the three months ended June 30, 2006 and June 30, 2005 represented 0.9% and 0.4% of outstanding shares as of the end of each fiscal quarter, respectively.  Total stock options granted to employees and non-employee directors during the six months ended June 30, 2006 and June 30, 2005 represented 4.0% and 2.8% of outstanding shares as of the end of each fiscal quarter, respectively.

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

For purposes of estimating the fair value of stock options granted to employees and non-employee directors during the six months ended June 30, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 60.2% for the six months ended June 30, 2006). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS 123R and SAB 107.  If our stock price volatility assumption were increased to 70%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2006 would increase by $0.96 per share, or 10.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.89% for the six months ended June 30, 2006) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2006 by $0.26 per share, or 2.7%.

We are required to assume a dividend yield as an input to the Black-Scholes model. The dividend yield assumption is based on our history.  As we have never issued dividends and as we do not anticipate paying dividends in the foreseeable future, we have utilized a dividend yield of 0.0%.

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the new facility to be occupied by us, we received a tenant improvement allowance not to exceed $9.9 million.  As the tenant improvements are constructed, we record both the covered tenant improvements (as fixed assets) and an offsetting incentive lease obligation on our balance sheet.  Once we take occupancy of the new facility, we will record depreciation expense to depreciate the tenant improvements and record an offsetting reduction to rent expense (to amortize the leasehold incentive obligation) over the initial term of the lease, in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

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

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavors, flavor enhancers or taste modulators we may discover. *

A key element of our strategy is to commercialize our flavors, flavor enhancers and taste modulators through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavors, flavor enhancers or taste modulators.

Our agreement, as amended, with Campbell Soup provides for research and development funding until March 2009 and gives Campbell Soup the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008, and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008, and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of a termination fee.   Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields (as recently extended) provides for research and development funding through January 2010 and gives Nestlé the right to terminate the agreement earlier without cause on or after January 26, 2007, provided that it pay additional specified research funding if it terminates the agreement after January 26, 2007 but prior to January 26, 2010.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007, and gives Cadbury Schweppes the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavors, flavor enhancers or taste modulators.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  It is possible that our collaborators will not incorporate our flavors, flavor enhancers and taste modulators into any or all of their products within their exclusive or co-exclusive product fields.

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

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.*

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavors, flavor enhancers and taste modulators for use within one or more defined packaged food and beverage product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive or co-exclusive, we will not be able to enter into a collaboration agreement with any other food and beverage company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavors, flavor enhancers or taste modulators useful for formulation into products.*

We may not succeed in developing flavors, flavor enhancers or taste modulators with the appropriate attributes required for use in successful commercial products. Successful flavors, flavor enhancers and taste modulators require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavors, flavor enhancers and taste modulators must also be cost-efficient for our collaborators. We may not be able to develop flavors, flavor enhancers or taste modulators that meet these criteria.

If we or our collaborators are unable to obtain and maintain the GRAS determination or regulatory approval required before any flavors, flavor enhancers or taste modulators can be incorporated into products that are sold, we would be unable to commercialize our flavors, flavor enhancers and taste modulators and our business would be adversely affected.*

In March 2005, we obtained a Generally Recognized as Safe, or GRAS, determination for four of our savory flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavors, flavor enhancers or taste modulators into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor, flavor enhancer or taste modulator added to a product and the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavors, flavor enhancers or taste modulators that we may discover. A key element of our strategy is to develop flavors, flavor enhancers and taste modulators that may be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process.  In our experience with the savory program, safety studies, preparation and FEMA GRAS review took approximately 10 months and cost less than $1 million.  This experience may not be representative of the timing and cost for future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take eight years or more. The FEMA GRAS process may take longer than 10 months and cost more than $1 million depending on the properties of the flavor, flavor enhancer or taste modulator, and if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor, flavor enhancer or taste modulator’s intended use, the amount of the flavor, flavor enhancer or taste modulator intended to be added to packaged foods and beverages, the number of product categories in which the flavor, flavor enhancer or taste modulator will be incorporated, whether the flavor, flavor enhancer or taste modulator imparts sweetness, the safety profile of the flavor, flavor enhancer or taste modulator and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor, flavor enhancer or taste modulator, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor, flavor enhancer or taste modulator does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative compounds, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have a history of operating losses and we may not achieve or maintain profitability. *

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $12.8 million for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of approximately $117.0 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our six existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Compliance with regulation of corporate governance and public disclosure may result in additional expenses.*

Laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and Nasdaq National Market rules, are costly to comply with.  Our efforts to comply with these laws, regulations and standards, as they become applicable to us, have resulted in, and are likely to continue to result in, general and administrative expense and management time related to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

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

We may encounter difficulties managing our growth, which could adversely affect our business. *

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 101 on June 30, 2006 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

As of June 30, 2006, we estimate that we had used approximately $4.2 million for the purchase of equipment and approximately $24.8 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

On November 9, 2005, we completed a public offering of 4,049,295 shares of common stock for proceeds of $57.3 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,169 shares of common stock.  No proceeds from this offering had been used as of June 30, 2006.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 24, 2006.  The following individuals were elected as directors and the following proposal was approved at the Annual Meeting:

	Votes For	Votes Against	Votes Withheld
1. Election of a Board of Directors. The total number of votes cast for, against, or withheld for each nominee was as follows:
Stephen A. Block, Esq.	25,604,119	—	294,390
Michael E. Herman	25,854,543	—	43,966
Mark Leschly	25,586,143	—	312,366
Dennis F. O’Brien	25,855,043	—	43,966
Jay M. Short, PhD.	25,601,840	—	296,669
Kent Snyder	25,855,143	—	43,366
Christopher Twomey	25,855,543	—	42,966

2. Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.	25,793,034	86,402	19,073

ITEM 6.                                                     EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-113998).

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

10.1	Statement re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 8, 2006	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)