Form 10-Q
period 2006-09-30
SENOMYX INC
filed 2006-11-08
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

         ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Total shares of common stock outstanding as of the close of business on October 31, 2006: 30,092,019

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.
BALANCE SHEETS
(In thousands, except for par and share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$32,375	$73,908
Investments available-for-sale	45,265	9,905
Other current assets	2,004	2,300
Total current assets	79,644	86,113

Property and equipment, net	10,894	2,418
Total assets	$90,538	$88,531

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,572	$4,096
Other current liabilities	45	111
Deferred revenue	3,878	1,728
Total current liabilities	8,495	5,935

Deferred revenue	2,000	—
Deferred rent	—	151
Leasehold incentive obligation	7,349	—

Commitments
Stockholders’ equity:
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2006 (unaudited) and December 31, 2005; 30,074,218 and 29,678,697 shares issued and outstanding at September 30, 2006 (unaudited) and December 31, 2005, respectively.	30	30
Additional paid-in capital	194,692	187,792
Deferred compensation	—	(1,143)
Accumulated other comprehensive loss	—	(8)
Accumulated deficit	(122,028)	(104,226)
Total stockholders’ equity	72,694	82,445
Total liabilities and stockholders’ equity	$90,538	$88,531

[NOTE: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,,		Nine Months Ended September 30
	2006	2005	2006	2005

Revenue under collaborative agreements	$3,204	$2,130	$8,830	$7,118
Operating expenses:
Research and development (including $774, $432, $2,321 and $2,402 of non-cash stock-based compensation, respectively)	6,143	4,658	18,978	14,797
General and administrative (including $996, $534, $3,453 and $2,271 of non-cash stock-based compensation, respectively)	3,103	2,392	10,502	7,493
Total operating expenses	9,246	7,050	29,480	22,290

Loss from operations	(6,042)	(4,920)	(20,650)	(15,172)

Interest income	1,027	257	2,848	732
Net loss	$(5,015)	$(4,663)	$(17,802)	$(14,440)

Net loss per share, basic and diluted	$(0.17)	$(0.18)	$(0.60)	$(0.57)

Shares used in calculating net loss per share, basic and diluted	29,857,607	25,356,553	29,729,816	25,285,863

See accompanying notes to condensed financial statements.

SENOMYX, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net loss	$(17,802)	$(14,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,088	929
Amortization of bond discount	(742)	(115)
Stock-based compensation	5,774	2,762
Amortization of deferred compensation	—	1,911
Change in operating assets and liabilities:
Other assets	296	(250)
Accounts payable, accrued expenses and other current liabilities	6	(884)
Deferred revenue	4,150	(607)
Deferred rent	(151)	(44)
Leasehold incentive obligation	2,092	—
Net cash used in operating activities	(5,289)	(10,738)

Investing activities
Purchases of property and equipment	(3,903)	(928)
Purchases of available-for-sale securities	(68,060)	(28,819)
Maturities of available-for-sale securities	33,450	31,075
Net cash (used in) provided by investing activities	(38,513)	1,328

Financing activities
Proceeds from issuance of common stock	2,269	1,160
Net cash provided by financing activities	2,269	1,160

Net decrease in cash and cash equivalents	(41,533)	(8,250)
Cash and cash equivalents at beginning of period	73,908	17,085
Cash and cash equivalents at end of period	$32,375	$8,835

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$404	$833
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of new facility	$5,257	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.
NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be reported for the year ended December 31, 2006.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2005, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.  EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company does not expect the adoption of EITF Issue No. 06-02 to have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

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

The weighted-average estimated fair value of employee stock options granted during the nine month period ended September 30, 2006 was $9.54 per share using the Black-Scholes model with the following assumptions (annualized percentages):

Nine months ended September 30, 2006
Expected volatility	60.41%
Risk-free interest rate	4.88%
Dividend yield	0.0%
Expected term	6.08 years

The weighted-average estimated fair value of employee stock purchase rights granted during the nine month period ended September 30, 2006 was $6.94 per share using the Black-Scholes model with the following assumptions (annualized percentages):

Nine months ended September 30, 2006
Expected volatility	67.33%
Risk-free interest rate	4.90%
Dividend yield	0.0%
Expected term	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free rate for the expected term of the option is based on the average U.S. Treasury yield curve at balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s ESPP primarily due to the difference in their respective expected lives.

As stock-based compensation expense recognized in the Statement of Operations for 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.2% in the third quarter of 2006 based on historical experience.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.  Compensation expense related to stock-based compensation is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three and nine months ended September 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Research and development	$(427)	$(1,458)
General and administrative	(978)	(3,380)
Employee and non-employee director stock-based compensation expense	$(1,405)	$(4,838)

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted:	$(0.05)	$(0.16)

As a result of adopting SFAS 123R, the Company’s net loss for the three and nine months ended September 30, 2006 is approximately $1.2 and $3.6 million higher, respectively, than if the Company had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Basic and diluted net loss per share for the three and nine months ended September 30, 2006 are $0.04 and $0.12 higher, respectively, than if the Company continued to account for share-based compensation under APB Opinion No. 25.

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

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net loss as reported	$(4,663)	$(14,440)
Add: Stock-based employee compensation expense included in reported net loss	529	2,039
Deduct: Total stock-based compensation expense determined under fair value-based method for all awards	(1,540)	(5,180)
Net loss pro forma	$(5,674)	$(17,581)

Net loss per share pro forma	$(0.22)	$(0.70)

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Historical:
Numerator:
Net loss (in thousands)	$(5,015)	$(4,663)	$(17,802)	$(14,440)
Denominator:
Weighted average common shares	29,946,770	25,546,271	29,841,023	25,463,951
Weighted average unvested common shares subject to repurchase	(89,163)	(189,718)	(111,207)	(178,088)

Denominator for basic and diluted earnings per share	29,857,607	25,356,553	29,729,816	25,285,863

Basic and diluted net loss per share	$(0.17)	$(0.18)	$(0.60)	$(0.57)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Comprehensive loss	$(5,005)	$(4,675)	$(17,794)	$(14,442)

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

Options granted under the Plan generally expire no later than ten years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  As of September 30, 2006, approximately 2.4 million shares were available for future grant under the Plan.

The following is a summary of stock option and stock award activity under the equity incentive plan through September 30, 2006:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,483,417	$6.15
Granted	1,340,890	$15.51
Exercised	(245,333)	$5.78
Cancelled	(11,319)	$10.26

Outstanding at September 30, 2006	3,567,655	$9.68

The following is a further breakdown of the options outstanding as of September 30, 2006:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 0.74-6.00	542,382	6.55	$0.91	417,011	$0.94
$ 6.02-6.02	817,116	7.50	$6.02	425,480	$6.02
$ 6.30-9.50	723,814	8.19	$8.69	258,490	$8.72
$ 11.78-15.89	533,493	9.06	$13.69	95,122	$13.03
$ 16.25-18.99	950,850	9.32	$16.33	9,352	$18.14

	3,567,655			1,205,455

The aggregate intrinsic value of options exercised during the nine month period ended September 30, 2006, outstanding at September 30, 2006 and exercisable at September 30, 2006 was approximately $2.1 million, $21.2 million and $11.9 million, respectively.

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

3.                                      Subsequent Events

Ajinomoto Collaboration

Effective October 6, 2006, the Company entered into a Collaborative Research, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay the Company research funding for up to three years based on research progress during the collaborative period.  In addition, the Company is eligible to receive payments upon achievement of specific milestones. The combined total of research funding and milestone payments could exceed $2.8 million if all milestones are met. Upon commercialization, the Company will receive payments based on sales of products containing new flavor ingredients developed under the agreement.

The Regents of the University of California License Agreement

In March 2000, the Company entered into a license agreement with The Regents of the University of California under which the Company obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs, and T2Rs.  On October 11, 2006, the Company entered into an amended and restated license agreement to include certain additional related technologies.

As with the original license agreement, the amended and restated license agreement calls for annual maintenance fees and royalties on sales of any products developed using the technologies licensed under the agreement.  Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement.  The agreement will remain in effect until the expiration of the last to expire patent licensed under the agreement.

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

We have incurred significant losses since our inception in 1998 and, as of September 30, 2006, our accumulated deficit was $122.0 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavors, flavor enhancers and taste modulators.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In October 2006, we entered into a Collaborative Research, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive payments upon achievement of specific milestones. The combined total of research funding and milestone payments could exceed $2.8 million if all milestones are met. Upon commercialization, we will receive payments based on sales of products containing new flavor ingredients developed under the agreement.

In March 2000, we entered into a license agreement with The Regents of the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs, and T2Rs.  In October 2006, we entered into an amended and restated license agreement to include certain additional related technologies.  As with the original license agreement, the amended and restated license agreement calls for annual maintenance fees and royalties on sales of any products developed using the technologies licensed under the agreement.  Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement.  The agreement will remain in effect until the expiration of the last to expire patent licensed under the agreement.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $3.2 million and $2.1 million during the three month periods ended September 30, 2006 and 2005, respectively.  Research and development payments and payments of upfront license fees under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for 100% of total revenue for the three months ended September 30, 2006.   Research and development payments and payments of upfront license fees under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the three months ended September 30, 2005.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.1 million and $4.7 million for the three months ended September 30, 2006 and 2005, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended September 30,
	2006	2005
Salaries and personnel	$2,197	$1,684
Facilities and depreciation	1,177	1,043
Research and development supplies	1,019	885
Outside services	847	250
Patent and licensing	20	282
Miscellaneous	109	82
Total research and development expenses (excluding non-cash stock based compensation)	5,369	4,226

Non-cash stock-based compensation	774	432
Total research and development expenses	$6,143	$4,658

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.2 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively.  The increase of $513,000 was primarily due to an increase in payroll expense of approximately $349,000, the addition of a bonus accrual expense of approximately $112,000, and an increase in employee benefits expense of approximately $72,000, partially offset by a decrease in recruiting and relocation expense of approximately $25,000.  Our research and development staff increased from an average of 61 for the three months ended September 30, 2005 to an average of 83 for the three months ended September 30, 2006.  The increase in payroll expense and employee benefits expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual merit, cost of living and promotion salary increases.  We accrue for annual bonuses when we determine that awarding of an annual bonus is probable and reasonably estimable.  In previous years, we accrued for the entirety of the annual bonus in the fourth quarter, as we did not believe that the awarding of an annual bonus was either probable or reasonably estimable until that time.  Based on our recent history of awarding annual bonuses for 2004 and 2005 services, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services, pro rated for service through September 30, 2006.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.2 million and $1.0 million for the three months ended September 30, 2006 and 2005, respectively. The increase of $134,000 was primarily attributable to an increase in depreciation expense due to new scientific equipment being placed in service and an increase in repair costs and service contracts for scientific equipment, partially offset by a decrease in rent expense due to the modification of the lease agreement covering our current facilities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.0 million and $885,000 for the three months ended September 30, 2006 and 2005, respectively.  The increase of $134,000 was primarily attributable to increased expenditures for scientific supplies associated with increased screening activities.

Outside Services.  Our outside services expenses were $847,000 and $250,000 for the three months ended September 30, 2006 and 2005, respectively.  The increase of $597,000 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.

Patent and Licensing.  Our patent and licensing expenses were $20,000 and $282,000 for the three months ended September 30, 2006 and 2005, respectively.  The decrease of $262,000 was primarily attributable to reduced outside patent and trademark expenses in the third quarter of 2006 as compared to the third quarter of 2005.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $774,000 and $432,000 for the three months ended September 30, 2006 and 2005, respectively.  The increase of $342,000 was primarily attributable to an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees, partially offset by a decrease in compensation expense in 2006 compared to 2005 for stock options granted to non-employees.  The increase in employee-related stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.1 million and $2.4 million for the three months ended September 30, 2006 and 2005, respectively.  The $711,000 increase in expenses from the three months ended September 30, 2005 to 2006 was primarily attributable to an increase in non-cash stock-based compensation expense of approximately $462,000, an increase in payroll expense of approximately $184,000, and the addition of a bonus accrual expense of approximately $119,000.  The increase in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.  The increase in payroll expense was due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount.  As with research and development salaries and personnel expenses, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services.

Interest Income (Expense)

Interest income was $1.0 million and $257,000 for the three months ended September 30, 2006 and 2005, respectively.  The increase of $770,000 was primarily attributable to our higher average cash balances for the three months ended September 30, 2006, primarily as a result of our November 2005 public offering, which generated higher interest earnings on those balances.

Nine Months Ended September 30, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $8.8 million and $7.1 million during the nine month periods ended September 30, 2006 and 2005, respectively.  Research and development payments and payments of upfront license fees under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé accounted for approximately 100% of total revenue for the nine months ended September 30, 2006.  Research and development payments, including certain product candidate development reimbursement costs and upfront license fees, and milestones under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, accounted for 100% of total revenue for the nine months ended September 30, 2005.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $19.0 million and $14.8 million for the nine months ended September 30, 2006 and 2005, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2006	2005
Salaries and personnel	$6,765	$5,451
Facilities and depreciation	3,443	3,326
Research and development supplies	2,860	2,051
Outside services	1,674	460
Patent and licensing	1,366	745
Miscellaneous	549	362
Total research and development expenses (excluding non-cash stock based compensation)	16,657	12,395

Non-cash stock-based compensation	2,321	2,402
Total research and development expenses	$18,978	$14,797

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $6.8 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $1.3 million was primarily due to increases in payroll expense of approximately $703,000, the addition of a bonus accrual expense of approximately $309,000, an increase in employee benefits expense of approximately $166,000, and an increase in travel-related expenses of approximately $101,000.  Our research and development staff increased from an average of 59 for the nine months ended September 30, 2005 to an average of 76 for the nine months ended September 30, 2006.  The increases in payroll expense, employee benefits expense and travel-related expenses reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual merit, cost of living and promotion salary increases.  We accrue for annual bonuses when we determine that awarding of an annual bonus is probable and reasonably estimable.  In previous years, we accrued for the entirety of the annual bonus in the fourth quarter, as we did not believe that the awarding of an annual bonus was either probable or reasonably estimable until that time.  Based on our recent history of awarding annual bonuses for 2004 and 2005 services, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services, pro rated for service through September 30, 2006.

Facilities and Depreciation.    Our facilities and depreciation expenses were $3.4 million and $3.3 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of $117,000 was primarily attributable to an increase in depreciation expense due to new scientific equipment being placed into service, partially offset by a decrease in rent expense due to the modification of the lease agreement covering our current facilities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.9 million and $2.1 million for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $809,000 was primarily attributable to increased expenditures for scientific supplies and compound acquisition associated with increased screening activities.

Outside Services.  Our outside services expenses were $1.7 million and $460,000 for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $1.2 million was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.

Patent and Licensing.  Our patent and licensing expenses were $1.4 million and $745,000 for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $621,000 was primarily attributable to certain foreign patent filing activities commencing in the fourth quarter of 2005 and completed in the second quarter of 2006.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $2.3 million and $2.4 million for the nine months ended September 30, 2006 and 2005, respectively.  The decrease of $81,000 was primarily attributable to a decrease in compensation expense in 2006 compared to 2005 for stock options granted to non-employees, partially offset by an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees.  The increase in employee-related stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $10.5 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively.  The $3.0 million increase in expenses from the nine months ended September 30, 2005 to 2006 was primarily attributable to an increase in non-cash stock-based compensation expense of approximately $1.2 million, an increase in payroll expenses of approximately $662,000, an increase in consulting expenses of approximately $494,000, the addition of a bonus accrual expense of approximately $354,000, and an increase in recruiting and relocation expenses of approximately $213,000.  The increase in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.  The increases in expenses for payroll excluding the bonus accrual and in expenses for recruiting and relocation were due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount.  The increase in consulting expenses was due to one-time consulting expenses.  As with research and development salaries and personnel expense, the bonus accrual reflects the probability of an annual bonus being awarded for 2006 services.

Interest Income (Expense)

Interest income was $2.8 million and $732,000 for the nine months ended September 30, 2006 and 2005, respectively.  The increase of $2.1 million was primarily attributable to our higher average cash balances for the nine months ended September 30, 2006, primarily as a result of our November 2005 public offering, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury, Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, and Nestlé, and interest income.  As of September 30, 2006, we had received in excess of $167.2 million in proceeds from the sales of common and preferred stock.  In addition, we had received $51.6 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $6.5 million in interest income.  Over the remaining life of our current collaboration agreements, we expect to receive an additional $23.6 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavors, flavor enhancers and taste modulators.

At September 30, 2006, we had $77.6 million in cash, cash equivalents and investments available-for-sale as compared to $83.8 million at December 31, 2005, a decrease of $6.2 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase property and equipment, partially offset by the receipt of proceeds of $2.3 million from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $36.6 million.  In the next three months (through December 31, 2006), we anticipate receiving $2.3 million in non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Operating Activities

Operating activities used cash of $5.3 million for the nine months ended September 30, 2006 compared to $10.7 million for the nine months ended September 30, 2005.  Operating cash flow in 2006 compared to the prior year period reflects an increase in our net loss of $3.4 million.  Non-cash expenses for the nine months ended September 30, 2006 increased $633,000 to $6.1 million from $5.5 million for the nine months ended September 30, 2005.  This increase was primarily due to an increase in the stock-based compensation expense of approximately $3.0 million.  This increase was partially offset by a decrease in amortization of deferred compensation for stock option grants to employees of approximately $1.9 million, due to the adoption of SFAS 123R.  Net decreases in other assets provided cash of $296,000 during the nine months ended September 30, 2006, while net increases in other assets used cash of $250,000 during the nine months ended September 30, 2005.  Net changes in accounts payable, accrued expenses and other current liabilities provided cash of $6,000 and used cash of $884,000 for the nine months ended September 30, 2006 and 2005, respectively.  Net changes in deferred revenue provided cash of $4.2 million in the nine months ended September 30, 2006, and used cash of $607,000 in the nine months ended September 30, 2005.  Net decreases in deferred rent over the nine months ended September 30, 2006 and 2005 used cash of $151,000 and $44,000, respectively.  Additionally, reimbursements from the lessor of the Alexandria Lease provided cash of $2.1 million during the nine months ended September 30, 2006.  This provision is offset by a corresponding use of cash to purchase property and equipment, an investing activity for cash flow statement purposes.  This provision of cash is associated with the construction of tenant improvements for the Alexandria Lease, and as such, is not expected to be of a recurring nature in future periods after 2006.  For further discussion of the Alexandria Lease, please see below.

Investing Activities

Investing activities used cash of $38.5 million for the nine months ended September 30, 2006 and provided cash of $1.3 million for the nine months ended September 30, 2005.  Cash used in the nine months ended September 30, 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.  Cash used in the nine months ended September 30, 2006 also reflects the use of $3.9 million to purchase property and equipment.  Included in this $3.9 million is $2.1 million used to construct tenant improvements at our new facility.  This use of cash is offset by a corresponding provision of cash, shown as increases in leasehold incentive obligation, an operating activity for cash flow statement purposes.  This use of cash is associated with the construction of tenant improvements at our new facility, and as such, is not expected to be of a recurring nature in future periods after 2006.  Cash provided in the nine months ended September 30, 2005 primarily reflects the maturities, net of purchases, of available-for-sale securities to fund increased operating expenses.

Financing Activities

Financing activities provided cash of $2.3 million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.  Cash provided by financing activities in the nine months ended September 30, 2006 and 2005 reflects the net proceeds from the sale of common stock primarily from the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

Contractual Obligations

As of September 30, 2006 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$27,513	$2,223	$4,784	$5,035	$15,471
License payments	172	48	52	36	36
Total	$27,685	$2,271	$4,836	$5,071	$15,507

In January 2006, we entered into a lease with ARE-NEXUS CENTRE II, LLC (the “Alexandria Lease”), pursuant to which we will lease approximately 64,000 square feet of real estate space in San Diego, California, consisting of laboratory and office space.  The lease is targeted to commence in the fourth quarter of 2006, with rent targeted to commence April 1, 2007 and end on February 28, 2017.  Annual rent payments are expected to be approximately $2.3 million, subject to annual rent increases of 3%.

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

As of September 30, 2006, we had no long-term debt obligations.

Off-Balance Sheet Arrangements

As of September 30, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We grant options to purchase our common stock to our employees and directors under our stock option plan. Eligible employees can also purchase shares of our common stock under the employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  The benefits provided under these plans are stock-based payments subject to the provisions of revised SFAS 123R.  Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $1.4 million and $4.8 million, respectively. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.6 million, which is expected to be recognized over a weighted average period of 2.1 years. Total stock options granted to employees and non-employee directors during the three months ended September 30, 2006 and September 30, 2005 represented 0.1% of outstanding shares as of the end of each fiscal quarter.  Total stock options granted to employees and non-employee directors during the nine months ended September 30, 2006 and September 30, 2005 represented 4.1% and 2.9% of outstanding shares as of the end of each fiscal quarter, respectively.

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

For purposes of estimating the fair value of stock options granted to employees and non-employee directors during the nine months ended September 30, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 60.41% for the nine months ended September 30, 2006). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS 123R and SAB 107.  If our stock price volatility assumption were increased to 70%, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2006 would increase by $0.94 per share, or 9.8%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.88% for the nine months ended September 30, 2006) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2006 by $0.26 per share, or 2.7%.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.  EITF 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. We do not expect the adoption of EITF Issue No. 06-02 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

Our agreement, as amended, with Campbell Soup provides for research and development funding until March 2009 and gives Campbell Soup the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008, and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008, and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of a termination fee.   Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through January 2010 and gives Nestlé the right to terminate the agreement earlier without cause on or after January 26, 2007, provided that it pay additional specified research funding if it terminates the agreement after January 26, 2007 but prior to January 26, 2010.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007, and gives Cadbury Schweppes the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

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

We have a history of operating losses and we may not achieve or maintain profitability. *

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $17.8 million for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of approximately $122.0 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our six existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavors, flavor enhancers or taste modulators, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Compliance with regulation of corporate governance and public disclosure may result in additional expenses. *

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

We may encounter difficulties managing our growth, which could adversely affect our business. *

Our strategy includes entering into and working on simultaneous flavor and flavor enhancer discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 111 on September 30, 2006 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to secure adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

As of September 30, 2006, we estimate that we had used approximately $6.3 million for the purchase of equipment and approximately $25.5 million for working capital expenditures.  The remainder of the proceeds has been invested into short-term securities and cash equivalents.

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

On November 9, 2005, we completed a public offering of 4,049,295 shares of common stock for proceeds of $57.3 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,169 shares of common stock.  No proceeds from this offering had been used as of September 30, 2006.

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

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
4.2	Form of Rights Certificate (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).
4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP (filed as Exhibit 42 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc

Date: November 8, 2006	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)