Form 10-K
period 2006-12-31
SENOMYX INC
filed 2007-02-23
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4767 Nexus Centre Drive San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 646-8300
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

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

As of June 30, 2006, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $328,386,000. Excludes an aggregate of 7,113,375 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2006. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of January 31, 2007, there were 30,168,283 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included or incorporated by reference in this annual report on Form 10-K other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “anticipate,” “expect,” “intend,” “believe,” “continue” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to such statements.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” in Part I Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7 of  this annual report on Form 10-K and elsewhere in this annual report on Form 10-K.  Readers are cautioned not to place undue reliance on forward-looking statements.  The forward-looking statements speak only as of the date on which they are made and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made except as required by law.

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have entered into product discovery and development collaborations with six of the world’s leading packaged food and beverage companies: Ajinomoto Co., Inc., Cadbury Schweppes, Campbell Soup Company, The Coca-Cola Company, Kraft Foods Global, Inc. and Nestlé SA. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

Flavor ingredients are substances that impart or modulate tastes or aromas in foods and beverages. Individuals experience the sensation of taste when flavor ingredients in food and beverage products interact with taste receptors in the mouth. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. As a result of these interactions, signals are sent to the brain where a specific taste sensation is registered. There are currently five recognized primary senses of taste: umami, which is the savory taste of glutamate, sweet, salt, bitter and sour.

We are currently pursuing the discovery and development of flavor ingredients through five programs focused on savory, sweet, salt and bitter taste areas.  The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added monosodium glutamate, or MSG. The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. The goals of our salt program are to enhance the taste of salt and enable a significant reduction in added salt. The goals of our bitter taste modulation program are to reduce or block bitter taste and to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goals of our high potency sweetener program are to allow for the reduction of calories in packaged foods and beverages and to enable our collaborators to use product labeling referencing “natural flavors.”

Our internet address is www.senomyx.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2005, excluding pet food, were approximately $1.4 trillion, of which $277 billion was generated in the United States. These figures represent growth rates of approximately 6% and 3%, respectively, over 2004 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.1 trillion and sales of non-alcoholic beverages were approximately $319 billion.  Additionally, according to recent data from Euromonitor, the worldwide sales of pet food products in 2005 were approximately $29.7 billion.  Based on recent data from Euromonitor, Information Resources, Inc. and reports from our collaborators, we estimate that our collaborators’ combined worldwide sales in 2005 of their products that fall within their exclusive or co-exclusive product fields were over $59 billion. Our collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavor ingredients. However, we do not anticipate that our collaborators will incorporate our flavor ingredients into all of their products within their exclusive product fields.

Each of our flavor ingredients addresses large, potentially overlapping markets. The following table sets forth the four primary taste areas on which we are focused and, for each taste area, provides examples of product categories that could incorporate ingredients in those taste areas, estimated worldwide sales and our estimates of the worldwide sales for food and beverage products of our existing collaborators in their exclusive or co-exclusive product fields.

Taste Areas	Example Product Categories	2005 Estimated Worldwide Sales(1)	2005 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$409 billion	$18.4 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$512 billion	$21.8 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$419 billion	$12.6 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$492 billion	$6.7 billion

(1)          According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)          Based on recent data from Euromonitor, Information Resources, Inc. and reports from our collaborators.

Flavor and High Potency Sweetener Industries

Flavor ingredients are used in a variety of packaged food and beverage products throughout the world. Flavor ingredients can originate from either naturally occurring or chemically synthesized compounds.

While some packaged food and beverage companies have their own internal research and development programs, most have traditionally relied on purchases of flavor ingredients from third parties. Historically, flavor ingredients have been sold on a commodity basis by independent manufacturers who make their products broadly available to packaged food and beverage companies on a non-exclusive basis. This has limited the ability of packaged food and beverage companies to use flavor ingredients to differentiate their brands from competitors.

Traditionally, flavor and high potency sweetener companies have discovered new flavor ingredients primarily using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. Using this approach, taste testers must physically taste each potential flavor ingredient to assess the taste characteristics of the compound. Taste testers can assess only a limited number of potential flavor ingredients at one time due to the sensory fatigue that results from repeated tasting. As a result, only a small fraction of the available universe of ingredients can be tested economically.

In the United States, most flavor ingredients are regulated as Generally Recognized as Safe, or GRAS, substances under the provisions of the Federal Food, Drug and Cosmetic Act, or FD&C Act. GRAS determinations for most new flavor ingredients are made by an independent panel of scientists administered by the Flavor and Extract Manufacturers Association, or FEMA.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million.  Once a flavor ingredient is determined to be FEMA GRAS, it may be immediately incorporated into products for test marketing and commercialization in the United States and in several other countries. We expect that many of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time may vary depending on the properties of the flavor ingredient.  In the United States, most high potency sweeteners are currently regulated as food additives which require Food and Drug Administration, or FDA, approval prior to use in foods.

Flavor Ingredients as a Source of Competitive Advantage

The packaged food and beverage industry is comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food and beverage companies. For example, according to recent Euromonitor data, estimated 2005 worldwide sales of soft drinks were approximately $270 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $270 million.

As a result of these market opportunities, packaged food and beverage companies are constantly seeking ways to differentiate their products, demand for which can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavor ingredients can potentially provide an important way to differentiate a particular product through enhanced taste, improvements in nutritional profile or labeling, flavor ingredient exclusivity and cost of goods savings.

•                     Taste.  Product taste is a critical competitive factor for packaged food and beverage companies. These companies seek to use flavor ingredients to improve or maintain taste while improving the nutritional profile of packaged food and beverage products or reducing ingredient costs.

•                  Health Benefits.  Packaged food and beverage companies are exploring ways to improve overall nutritional quality of their products. It is widely accepted that poor diet contributes to adverse health conditions such as cardiovascular disease, diabetes and obesity. To address these concerns, many companies have introduced reduced calorie, reduced sodium and reduced fat content products to the market. Flavor ingredients with specific desired characteristics provide an innovative way to reduce the levels of ingredients that may contribute to these concerns without compromising desirable taste attributes.

•                  Flavor Ingredient Exclusivity.  Failure of packaged food and beverage companies to differentiate their brands from their competition, including private label products, may result in significant loss of market share, price pressure and erosion of profit margins. Packaged food and beverage companies spend millions of dollars creating brands and brand images to compete with other products. Many of these competitive products contain the same or similar flavor ingredients. The limited availability of proprietary flavor ingredients makes it difficult for manufacturers to differentiate their products based on flavor ingredients.

•                  Cost of Goods Savings.  The packaged food and beverage industry purchases enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations, estimated worldwide sugar production in 2005 was approximately 142.5 million metric tons, and consumption was over 145.1 million metric tons.  The market value of processed sugar produced worldwide is therefore in excess of $83 billion, based on United States spot prices in January 2007.  Similarly, according to JapanScan, a Datamonitor Service, worldwide demand for MSG was nearly 1.6 million metric tons in 2005 at a cost of $2.3 billion. Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food and beverage products, which could result in significant decreases in costs and associated increases in profit margins.

Our Solution

We use our proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients. We have developed proprietary taste receptor-based assays that incorporate human taste receptors. We use these assays in our high-throughput screening systems to rapidly and efficiently screen our compound libraries and identify large numbers of novel potential flavor ingredients. We believe our approach improves the likelihood that ingredients with the desired characteristics can be discovered and then optimized into novel flavor ingredients.

We believe our approach will result in the discovery and development of flavor ingredients that will provide the following valuable solutions to the following key challenges faced by the packaged food and beverage industry:

•                  Maintaining and Improving Taste.  We are developing flavor ingredients to enable our current and future collaborators to improve or maintain taste while improving the nutritional profile of packaged food and beverage products or reducing ingredient costs.

•                  Reducing Sugar, Salt and MSG in Packaged Food and Beverage Products.  We are developing flavor ingredients to enable our current and future collaborators to significantly reduce the levels of sugar, salt and MSG in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile of packaged food and beverage products.

•                  Blocking Undesirable Tastes.  We are discovering flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food, beverage, OTC health care products and pharmaceutical products.

•                  Obtaining Exclusive or Co-Exclusive Use of Proprietary Flavor Ingredients.  We are able to offer our current and future collaborators exclusive or co-exclusive use of our proprietary flavor ingredients in defined packaged food and beverage product categories. We believe this approach will assist our collaborators in differentiating their products from those of their competitors.

•                  Reducing Cost of Goods.  We believe our proprietary flavor ingredients will enable our current and future collaborators to reduce overall raw material ingredient costs, particularly for those products containing high levels of natural and artificial sweeteners and MSG.

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavor ingredients. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food and Beverage Companies.  We are collaborating with leading packaged food and beverage companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavor ingredients that are incorporated into their products. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé.

•                  Developing Flavor Ingredients that are Eligible for FEMA GRAS Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million.  We expect that future flavor ingredients we develop will take a similar amount of time and cost a similar amount.  However, the length of time may vary depending on the properties of the flavor ingredient.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients. In the event that a particular flavor ingredient is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative ingredients.

•                  Pursuing Additional Collaborations and Market Opportunities.  We seek to establish additional collaborations with leading packaged food and beverage companies to use flavor ingredients developed through our existing programs for exclusive or co-exclusive use within new packaged food and beverage product fields. We intend to receive from future collaborators up-front fees, research and development funding, milestone payments and royalties on future sales of products incorporating these flavor ingredients. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavor ingredients into a particular product.

•                  Expanding Our Product Candidate Pipeline.  We will continue to focus on the discovery and development of additional flavor ingredients based on additional taste receptors to address new taste areas. We believe potential new taste receptors include the fat taste and cold taste receptors.  We also intend to improve the beneficial characteristics of our current product candidates through the development of next-generation flavor ingredients. We will also continue to consider applications of our current products and technologies outside of the packaged food and beverage industry.

•                  Maintaining and Expanding Our Technology Position.  We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies and natural and synthetic compound libraries provide us and our collaborators with significant competitive advantages. We intend to continue to develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover and develop new proprietary flavor ingredients.

Our Discovery and Development Process

The following diagram summarizes our discovery and development process.

The key elements of our Discovery and Development process are:

•                  Proprietary Taste Receptor-Based Assay Development.  The first step in our discovery and development process is to develop proprietary assays based on human taste receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date we have developed assays to test for compounds that affect savory, sweet, salt and bitter taste.

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

•                  Safety Studies and Regulatory Approval of Product Candidates.  The next step in our discovery and development process is to select, in conjunction with our collaborators, one or more product candidates for commercialization. We then evaluate the selected product candidate for safety. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to the FEMA GRAS expert panel for review.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.

However, the length of time may vary depending on the properties of the flavor ingredient.  In the United States, most high potency sweeteners are currently regulated as food additives which require FDA approval prior to use in foods.  However, no United States regulation precludes high potency sweeteners from being determined to be GRAS.  The safety data requirements for food additives and GRAS substances are the same and depend upon the anticipated human exposure to the substance or consumption, and the level of concern for potential toxicity based on the structure of the substance.  If a food additive petition is required, there is a range of potential studies which may have an estimated cost of up to $7 million and may take up to four years to complete.  Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies.  Outside the United States, the food additive approval process is generally similar to the FDA food additive petition process.

Following regulatory approval, foods and beverages containing our proprietary flavor ingredients can be immediately commercialized in the United States and several other countries.  We intend to use the data from the United States regulatory review to facilitate approval of our flavor ingredients for use in products sold in additional countries.  We anticipate, however, that our collaborators will test market their products containing our flavor ingredients through a series of consumer acceptance tests prior to initiating any wide-scale commercialization.

Our Discovery and Development Programs

We are currently pursuing the discovery and development of flavor ingredients through five programs focused on savory, sweet, salt and bitter taste areas.

Savory Enhancer Program

The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added MSG and a related food additive, inosine monophosphate, or IMP. Using SavoryScreenHT, our high-throughput savory receptor-based assay system, we identified two product candidates, S336 and S807, that enhance the savory taste of glutamate.  S336 is approximately three times more potent than S807 in taste tests and exhibits greater water solubility compared to S807, which is more fat soluble. Other characteristics, such as heat stability and ease of manufacturing by a simple synthesis process, are similar for the two ingredients. Our collaborator evaluated S336 and S807 for savory taste enhancement in product prototypes, and formally selected both S336 and S807 for development in May 2004.

We completed the safety assessment studies for S336 and S807 and submitted applications for GRAS determination to the FEMA Expert Panel in December 2004.  In March 2005, S336 and S807 were determined to be GRAS.  In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item I, Business — Regulatory Process.  After we achieved FEMA GRAS status for the four savory ingredients, our collaborator initiated product development efforts to identify initial applications, optimal concentrations and the development of new recipes.   That collaborator is currently preparing for initial commercialization of products containing a Senomyx savory flavor enhancer.  A number of different products have been targeted for market launch in selected countries over the course of 2007.  We expect these products will be introduced into the marketplace on a rolling basis as the year progresses.

A second collaborator for the Savory Enhancer Program is conducting initial taste tests and product development work in preparation for potential future launches of products containing Senomyx’s savory ingredients.

Concurrently, we are working to obtain global regulatory approvals in support of new business development activities and commercialization strategies for subsequent product launches of our savory flavor enhancers in additional countries.

Sweet Enhancer Program

The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Using SweetScreenHT, our high-throughput sweet receptor-based assay system, we have identified a number of proof-of-concept compounds that allow 30% to 40% reductions of added sugar in product prototypes.  During 2006, optimization was conducted to improve the compounds’ potency and physical properties.  Compounds that demonstrated enhanced potency in the receptor assay compared to previous lead compounds were subsequently evaluated in taste tests.

We have identified compounds that we believe may meet one collaborator’s requirements for product candidates.  An initial safety study was completed successfully, allowing us and our collaborator to proceed with additional product development work and sensory tests of compound-containing product prototypes.  Upon successful completion of these activities, the collaborator plans to conduct consumer guidance taste tests.  The results of these tests will be used by the collaborator as the basis for the potential selection of product candidates for further development.

Additional efforts are in progress to identify sweet enhancers for our other collaborators. This work includes optimizing previously discovered enhancers, screening new natural and synthetic libraries and the use of molecular modeling to design and optimize additional sweet taste enhancers.

It is our goal to identify a sweet product candidate and initiate development and safety studies to achieve the first commercial sale of a product containing an ingredient from the Sweet Enhancer Program in 2008.

Salt Enhancer Program

The goal of our salt enhancer program is to identify compounds that enhance the taste of salt and provide a significant reduction in sodium levels in a variety of foods while maintaining or improving the desired salt taste.  During 2006, we began work on the identification of enhancers of the Delta form of the sodium ion channel, ENaC.  It is believed that Delta ENaC may play an important role in mediating salt taste in humans.  Compounds that enhance the in vitro activity of Delta ENaC have been identified, although these did not provide a taste effect.  We are continuing to identify additional enhancers of Delta ENaC to obtain compounds that provide a taste effect.  A complementary effort has been initiated to characterize alternative ion channels and receptors that may play a role in salt taste perception.  From this scientific work, our scientists are generating potential targets for enhancement.

Bitter Taste Modulator Program

The goal of our bitter taste modulator program is to identify compounds that modulate or eliminate the bitter taste associated with certain packaged food and beverage products, OTC health care products and pharmaceutical products.  This involves the identification of taste receptors that respond to bitter ingredients known to be present in a variety of food and beverages, followed by the use of these receptors to discover bitter taste blockers.  In 2006, we continued to make progress identifying taste receptors that respond to bitter ingredients known to be present in a variety of food and beverages, followed by the use of these receptors to discover bitter taste blockers.  Screening for blockers of certain bitter taste receptors has been initiated.  From the screening efforts, we have identified specific antagonists that blocked targeted bitter receptors in our in vitro assay.  The antagonist compounds are undergoing taste tests and optimization to increase potency in order to provide a taste effect by reducing bitterness.

High Potency Sweetener Program

In the fourth quarter of 2006, we initiated a new scientific program for the discovery and development of high potency sweeteners.  High potency sweeteners are flavor ingredients that are many times sweeter than sucrose and are essentially calorie free.  High potency sweeteners can originate from either naturally

occurring or chemically synthesized compounds.   High potency sweeteners have traditionally been discovered accidentally or through modification of known sweet compounds.  The goal of our high potency sweetener program is to identify novel no-calorie or low-calorie natural high potency sweeteners that provide improved taste and physical properties compared to current sweeteners. The high potency sweetener program is progressing in parallel with our active efforts toward the discovery and development of sweet taste enhancers.  Our scientists have used our proprietary screening assays to identify several natural ingredients that could potentially be developed as novel high potency sweeteners.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food and beverage market. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt or bitter. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups or frozen foods. To date, we have entered into product discovery and development collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé.

All of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets, cost reimbursement and royalty payments based upon future product sales in the event the collaborator commercializes a product incorporating our flavor ingredients. Certain of our current collaboration agreements also provide for upfront fees.  The research and development funding under each of these agreements is paid according to a fixed payment schedule. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the consumer products that may incorporate our flavor ingredients. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. Under most of our agreements, we are primarily responsible for the regulatory approval phase and a portion of the associated expenses.  We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavor ingredients. All decisions of the steering committees must be unanimous.

Each of our collaboration agreements provides that we will conduct research and development on flavor ingredients for use within clearly defined packaged food and beverage product fields on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also retain rights to any flavor ingredients that we discover after the respective collaborative period. In addition, in the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavor ingredients into a product, it will no longer be entitled to use, and we will have the right to license, the flavor ingredients to other packaged food and beverage companies for use in any product field.

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement.  Our initial agreement with Ajinomoto allows Ajinomoto to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.  Cadbury Schweppes may terminate its agreement without cause upon 90 days written notice.  Campbell may only terminate its agreement without cause upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to the end of the collaborative period. Our agreement with Coca-Cola permits Coca-Cola to terminate the agreement upon specified major corporate events.  The collaborative period may be terminated by Coca-Cola upon 60 days written notice upon payment of a specified early conclusion fee. In the event of early conclusion, Coca-Cola will no longer be entitled to use, and we will have the right to license, any flavors or flavor enhancers discovered prior to such early conclusion to third parties for use in any product field, provided that Coca-Cola would retain non-exclusive rights in the field of non-alcoholic beverages with the exception of dry powdered beverages.  Our agreement with Kraft Foods may be terminated by our collaborator upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to the end of the research collaborative period. Our initial agreement with Nestlé gives Nestlé the right to terminate the agreement without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé gives Nestlé the right to terminate the agreement without cause on or after April 26, 2007 upon 90 days written notice, provided that it pay a specified termination fee if it terminates the agreement after April 26, 2007 but prior to the end of the collaborative period.

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the collaboration, Ajinomoto has agreed to pay us an upfront license fee and discovery and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2006, we have received $5.6 million in upfront fees and discovery and development funding.  If all milestones are achieved, and including the $5.6 million in upfront fees and discovery and development funding paid through December 31, 2006, we may be entitled to up to $8.3 million in upfront fees, discovery and development funding and milestone payments.  In addition, upon commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement until the expiration of relevant patents.  We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

In October 2006, we entered into a second collaborative research, commercialization and license agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive payments upon achievement of specific milestones.  Through December 31, 2006 we have received $450,000 in discovery and development funding.  If all milestones are achieved, and including the $450,000 in discovery and development funding paid through December 31, 2006, we may be entitled to up to $2.8 million in discovery and development funding and milestone payments.  In addition, upon commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Cadbury Schweppes

In July 2005, we entered into a collaborative research and license agreement with Cadbury Adams USA, LLC, a Cadbury Schweppes company, for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the collaboration, Cadbury Schweppes has agreed to pay us research funding for up to two years based on research progress during the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2006, we have received $1.3 million in research funding. If all milestones are achieved, and including the $1.3 million in research funding paid through December 31, 2006, we may be entitled to up to $3.1 million in research funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties based on sales of products containing new flavor ingredients developed under the agreement. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell, a global manufacturer and marketer of consumer food products, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the packaged food and beverage product fields of soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments.  In February 2006, we extended the collaborative period until the earlier of March 2009 or submission for a GRAS determination, subject to earlier termination under specified circumstances.

Under the terms of the collaboration, Campbell has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2006, we have received $9.7 million in research and development funding. If all milestones are achieved, and including the $9.7 million in research and development funding paid through December 31, 2006, we may be entitled to up to $13.1 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

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

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2006, we have received $9.5 million in research and development funding. If all milestones are achieved, and including the $9.5 million in research and development funding paid through December 31, 2006, we may be entitled to up to $14.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Kraft Foods Global, Inc.

In December 2000, we entered into a collaboration agreement with Kraft Foods, a global leader in branded foods and beverages. The collaborative period for the original product discovery and development program expired on its own terms in December 2003. However, prior to December 2003 we amended our collaboration agreement to provide for a new collaborative program for the discovery and development of novel flavor modifiers on a co-exclusive basis with Coca-Cola in a specified food and beverage product field through May 2005. In April 2005 and July 2005 we further amended our collaboration agreement to extend the collaborative research phase for three months and an additional two years through July 2007, respectively, and to expand the collaborative program to include discovery and development of novel flavor modifiers on an exclusive basis in a specified product field in the dessert product category.  We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2006, we have received $9.4 million in research and development funding, one milestone payment of $250,000 and one milestone payment of $375,000. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $10.7 million. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor modifier from the date of introduction of each product in each country until the earlier of 17 years thereafter or until the expiration of relevant patents in such country. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In December 2005, we further amended the agreement to provide for a new three-year discovery and development collaboration.  In November 2006, we further amended this agreement to revise the structure of the research and development funding.  In this second collaboration, we will work with Kraft Foods on the discovery and development of novel flavor modifiers on a co-exclusive basis in the chilled and processed meat product category within North America.  Under the terms of the second collaboration, Kraft Foods has agreed to pay us an initial license fee and incremental discovery and development funding over the three-year period, subject to earlier termination under specified circumstances.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2006, we have received $1.6 million in license fees and research and development funding.  If all milestones are achieved, and including all license fees and research and development funding payable, we may be entitled to up to $5.4 million.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor enhancer from the date of introduction of each product in each country until the earlier of 17 years thereafter or until the expiration of relevant patents in such country. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé, the world’s largest food company, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.  In April 2005, we amended the agreement to provide for a three-year extension of the collaborative research phase.  In March 2006, we further amended the agreement to include commercialization of novel flavors and flavor enhancers in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, the Nestlé agreement has been amended to allow us to reacquire rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category, while we have reacquired certain rights in North America and other geographic regions in specified product categories.

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over six years, subject to earlier termination under specified circumstances. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2006, we have received $10.0 million in research and development funding, reimbursement of certain regulatory expenses of $339,000 and four milestone payments of $375,000 each. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $15.8 million under the initial collaboration. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to extension or earlier termination under specified circumstances.  This collaborative period has been subsequently extended to a five-and-one-half year collaborative period, subject to further extension or earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2006, we have received $4.1 million in research and development funding.  If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $14.0 million under the second collaboration.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

Our Technology

We have discovered or in-licensed many of the key receptors that mediate taste in mammals. Having isolated human taste receptors, we have created proprietary taste receptor-based assay systems that provide a biochemical or electronic readout when a test compound affects the receptor. To enable faster compound discovery, we integrated our proprietary taste receptor-based screening assays into a robot-controlled automated system that uses plates containing an array of individual wells, each of which can screen a different compound. Our receptor-based discovery and development process has enabled us to improve our ability to find novel flavor ingredients over the traditional use of simple taste tests.

Receptor Discovery and Assay Development Technology

There are currently five recognized primary senses of taste: umami (which is the savory taste of glutamate), sweet, salt, bitter and sour. Scientists generally believe that each of these taste sensations is recognized by a distinct taste receptor or family of taste receptors in the mouth or on the tongue. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. The brain recognizes tastes by determining which of the numerous receptors in the mouth have been contacted by a given flavor ingredient. Savory, sweet and bitter taste ingredients bind to taste receptors specific to each taste on the surface of taste bud cells. In contrast, the taste of salt and the sour taste are thought to be recognized by taste channels that allow the passage of particular ions into the taste bud cells.

The current status in the development of proprietary taste receptor-based assay systems for human taste receptors is as follows:

•                  Savory Receptor.  Glutamate is a natural component of foods, including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The human savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created SavoryScreenHT, a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. We screened over 200,000 compounds in SavoryScreenHT and identified a number of savory enhancers, including S807, S336, S263 and S976, which were determined to be GRAS in March 2005.

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  We have screened over 300,000 compounds in SweetScreenHT and identified novel compounds that modulate sweet taste and could potentially function as sweet taste enhancers for mid-calorie foods and beverages.  We are also using SweetScreenHT to identify natural compounds that could potentially function as high potency sweeteners for no-calorie or low-calorie foods and beverages.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We have characterized bitter ligands for most of the 25 T2R receptors and we are using these receptors in cell-based assays to discover bitter taste blockers.

•                  Salt Receptor.  In contrast to the GPCRs that mediate savory, sweet and bitter tastes, sodium ions, and to a lesser extent, potassium ions, are thought to produce a salt taste via ion channels present on the surface of taste bud cells. Ion channels are receptors that span the cell membrane and allow a flow of ions into or out of cells. Published work suggests that the Epithelial Sodium Channel, or ENaC, is a mediator of salt taste. We have characterized two forms of ENaC from human taste cells, termed Alpha ENaC and Delta ENaC.  For each form of ENaC, we have developed two proprietary ENaC-based assay systems, SaltScreenHT, a high-throughput system capable of screening thousands of compounds per day, and SaltScreenEP, a lower-throughput electrophysiology-based system. We demonstrated each of the SaltScreen systems are responsive to sodium and therefore could be used to identify novel salt flavor enhancers. We are characterizing enhancers of Delta ENaC and have initiated a research effort to characterize alternative ion channels and receptors that may play a role in salt taste perception. From this work, we are generating several potential targets for enhancement.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavor ingredients currently comprised of over 300,000 natural and synthetic compounds. We intend to continue to acquire or develop additional compounds to add to our libraries.  Our recent focus has been on acquiring extracts and other natural compounds, which have a greater structural diversity than synthetic compounds and therefore provide numerous compounds for screening. We have designed and selected our libraries to comprise compounds that we believe are likely to be safe and economical for use in packaged food and beverage products. We are using our SavoryScreenHT, SweetScreenHT, SaltScreenHT, SaltScreenEP and BitterScreen assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. Our assay systems are much more sensitive than the human tongue, and can therefore be used to discover novel flavor ingredients that could not be identified using taste tests.  We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavor ingredients generated in the optimization process as the lead compound progresses to become a product candidate.

Regulatory Process

Flavoring substances, including flavor ingredients, intended for use in foods and beverages in the United States are regulated under provisions of the FD&C Act administered by the FDA. Flavor ingredients sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union.

Regulation of Flavor Ingredients in the United States

In the United States, flavor ingredients are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel.  FEMA has administered the GRAS program for flavors on behalf of the industry for over 40 years.  Other possible routes to approval of a flavor-modifying compound would be a GRAS self-determination (independent of FEMA) with or without FDA notification, or a food additive petition to the FDA. Our goal is that the flavor ingredients, including flavor ingredients we may discover will be subject to one of the regulatory review processes described below.

GRAS Review Process.    Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An expert panel, convened to undertake a GRAS review, determines whether an ingredient is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of chemicals used in food and may declare certain ingredients as having been adequately shown through scientific procedures to be generally recognized as safe under the conditions of their intended use. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor ingredient per person and submit a report to the GRAS review panel describing the physical, chemical, safety, and metabolic properties of the flavor ingredient. The entire GRAS determination process, including the safety and metabolic studies, application preparation and GRAS panel review, can take up to two years or longer. However, if there are prior safety data on the ingredient or an ingredient with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process can be considerably shorter than two years.

The most common types of GRAS review are:

•                  FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts established by FEMA.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. In 2005, the FEMA Expert Panel published its findings on 185 new ingredients determined to be GRAS for specific flavor applications. We joined FEMA as an associate member in 2003.  We became a full active member of FEMA in 2006.  Four of our savory ingredients were determined to be GRAS by the FEMA Expert Panel in 2005.

•                  Specifically Convened Independent Panel.  An independent, qualified panel of experts in pertinent scientific disciplines may be formed by the manufacturer to evaluate the safety of a specific compound for GRAS status. This process is known as a “self determination of GRAS status.”  The basis for the GRAS self determination is not required to be submitted to the FDA.  However, the FDA may request information on ingredients that have been self determined to be GRAS, or the information may be provided voluntarily.

Benefits of the FEMA GRAS Process

There are three key benefits of the FEMA GRAS review process:

•                  Rapid Time for Commercialization.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  We expect that future flavor ingredients we develop will take a similar amount of time.  However, the length of time may vary depending on the properties of the flavor ingredient.  This is much shorter than the typical amount of time to obtain FDA approval under the food additive petition process applicable to other food ingredients. Once the compound is determined to be FEMA GRAS, it can be immediately commercialized in the United States and several other countries that recognize the FEMA GRAS status. As described above, the initial phase of commercialization may include compound manufacturing, incorporation of the flavor ingredient into products, and the commercialization of products in consumer test markets.

•                  Low Development Costs.  The total costs for the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the FEMA GRAS application is generally under $1 million per compound.

•                  Facilitated Approval in Other Countries.  Approval of flavors for use outside of the United States varies widely by country. According to FEMA, seven countries, including Brazil, New Zealand and Australia, recognize ingredients on the FEMA GRAS list.  An additional set of countries recognize ingredients on the FEMA GRAS list “in principle”. These include Canada, China, Philippines and Turkey. Approval in these countries may require specific applications to the food safety authority of the individual countries but usually not additional safety testing.

Food Additive Petition Process.    Food ingredients for which the GRAS process is not available may be evaluated as food additives. Food additives require FDA approval prior to use in foods. An ingredient may be ineligible for GRAS determination, and may be considered a food additive, because there is insufficient general knowledge or for a variety of other reasons, including conditions of intended use resulting in high dietary exposure or the ingredient’s safety profile. If the ingredient is considered a food additive, a food additive petition must be filed and approved by the FDA. Food additive petitions contain information on the chemical nature of the ingredient, the manufacturing process, information on use in food, estimates of human exposure from use of the compound in food and all known information related to the safety of the ingredient.  The FDA reviews the petition content, requests additional information if necessary, publishes a proposed rule for use in food, reviews comments on the proposed rule and publishes a final rule, if the use is determined to be acceptable.  The safety data requirements for food additives are the same as for GRAS substances.  We estimate that a food additive petition could cost up to $7 million and may take up to four years to complete.  Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies.  Examples of ingredients that have gone through a food additive petition process include the artificial sweeteners Aspartame, Acesulfame K and Sucralose. It may be necessary for any high potency sweeteners that we discover or develop to follow this regulatory route.

License Arrangements

We have licensed rights from several companies and academic institutions, including the following:

University of California

  In March 2000, we entered into a license agreement with the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs and T2Rs. The license may be converted to a non-exclusive license, or terminated, by the University of California if we fail to meet specified milestones relating to the discovery of specified products and the sale of specified products and services. Our exclusive rights are also subject to rights granted by the University of California to the United States Government and a private medical foundation. In October 2006, we entered into an amended and restated agreement with the University of California to include certain additional related technologies.  The agreement, as originally drafted and as amended and restated, required a license issue fee, payable in installments through 2005, and calls for annual maintenance fees commencing in 2006 and royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement. No royalty payments have accrued under the agreement to date. The agreement will remain in effect until the later of the expiration of the last to expire patent licensed under the agreement, or ten years from the date that the last product to be developed under the agreement is introduced to market in the United States. We may terminate the agreement at any time, without cause, upon notice to the University of California. The University of California may terminate the agreement upon a breach of our obligations under the agreement.

Competition

Our goal is to be the leader in discovering novel flavor ingredients for use in a wide range of packaged food and beverage products. Other companies are possibly pursuing similar technologies and the commercialization of products and services relevant to flavor ingredients. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed in our field, there are a number of competitors who possess capabilities relevant to the flavor ingredient field.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Unilever and Firmenich. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Tate & Lyle, NutraSweet, Ajinomoto and Cargill. We also face indirect competition from other companies such as Newly Weds Foods, Inc., a manufacturer of food coatings and seasonings for restaurants, airlines and the food services industry. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of a privately-held company, Redpoint Bio, formerly known as Linguagen Corp., that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically adenosine 5’ monophosphate, or AMP, and has announced research and development collaborations with a number of companies. While we do not believe that any of these collaborations is competitive with our product discovery and development efforts, we cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

Methods for reducing sodium include the use of potassium chloride in combination with flavors and masking agents.  Although savory flavor enhancers, such as IMP, are commercially available, they are not very potent, are not patent protected and are sold as a commodity. The blocking of bitter taste is typically accomplished by attempting to mask the bitter taste with a sweetener or another flavor ingredient.  Although AMP has received GRAS determination, we do not believe this compound has been widely adopted into packaged food and beverage products.  However, our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavor ingredients that are similar or preferable in the areas of, among others, effectiveness, safety, cost and ease of commercialization, and our competitors may obtain intellectual property protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development agreements with third parties in any particular field.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2006 we are the owner or the exclusive licensee of 49 issued United States patents, 104 pending United States patent applications, 31 issued foreign patents and 209 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2018 through 2024.

Our policy is to file patent applications and to protect technologies, inventions and improvements to inventions that are commercially important to the development of our business. For example, we may seek patent protection for receptors and nucleic acid sequences encoding receptors that are involved in taste and the use of such receptors to identify ingredients that modulate taste. We also rely on trademarks to protect our proprietary technology. Generally, United States patents have a term of 17 years from the date of issue or 20 years from the earliest claimed priority date, whichever is later, for patents issued from applications filed with the United States Patent and Trademark Office prior to June 8, 1995 or 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. Our success depends significantly upon our ability to develop ingredients and technologies that are protected by our intellectual property and that do not infringe any competitor patents. We intend to continue to file patent applications as we discover and develop new flavor ingredients and technologies.

Seeking and obtaining patents may provide some degree of protection for our intellectual property. However, our patent positions are highly uncertain and may involve complex legal and factual questions. No consistent standard regarding the allowability and enforceability of claims in many of the pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we in-licensed or how we may be able to enforce our patent claims against our competitors. In addition, we may not have been the first to file patent applications for or to invent inventions relating to the technologies upon which we rely, which would preclude us from obtaining issued patents on the relevant inventions. We are aware of other companies and academic institutions which have been performing research and have applied for patents in the area of mammalian taste. In particular, other companies and academic institutions have announced that they have identified taste receptors, published data on taste receptor sequence information or have filed patent applications on receptors and their use, including the University of California, Redpoint Bio, Monell Chemical Senses, Mount Sinai School of Medicine, The Scripps Research Institute, Pfizer, Virginia Commonwealth University, the California Institute of Technology, Duke University and the German Institute of Human Nutrition. If any of these companies or academic institutions are successful in obtaining broad patent claims, such patents could potentially block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavor ingredients into their products.  Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing and distribution costs. Our six current collaborators, Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé, are recognized leaders in the sales, marketing and distribution of packaged food and beverage products.

Manufacturing

We intend to utilize third parties to manufacture our flavor ingredients. Under five of our existing product discovery and development collaborations, our collaborator may, in its sole discretion, manufacture itself or through a third party manufacturer the flavor ingredients it licenses from us. The remaining four collaborations require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavor ingredients it licenses from us. In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavor ingredients. Our current product candidates are relatively simple structures making them easy and inexpensive to produce. We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2006, we had 112 full-time employees, including 27 with Ph.D. degrees. Of our full-time workforce, 83 employees are engaged in research and development and 29 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good. We have entered into employment letter agreements with Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., John Poyhonen and Sharon Wicker, the terms of which are described in Item 11 of this Form 10-K.

Executive Officers

The following table sets forth certain information concerning our executive officers and their ages as of December 31, 2006:

Name	Age	Position
Kent Snyder	53	President, Chief Executive Officer and Director
Mark J. Zoller, Ph.D.	53	Executive Vice President of Discovery & Development and Chief Scientific Officer
Harry J. Leonhardt, Esq.	50	Senior Vice President, General Counsel and Corporate Secretary
John Poyhonen	46	Senior Vice President, Chief Financial and Business Officer
Sharon Wicker	51	Senior Vice President of Commercial Development and Chief Strategy Officer

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

Sharon Wicker, Senior Vice President of Commercial Development and Chief Strategy Officer, joined us in April 2006.  From 2003 to 2006, Ms. Wicker held various strategic marketing positions, most recently as President, Flavor Business Unit at A.M. Todd Company.  From 1999 to 2003, Ms. Wicker served as Vice President of Frozen Meals for Heinz North America.  From 1994 to 1999 Ms. Wicker served as Vice President and General Manager of the Meals Strategic Business Unit of ConAgra.  From 1984 to 1994 Ms. Wicker held a variety of marketing and general management positions for General Mills, including assignments as Brand Manager for Cheerios and Betty Crocker desserts. Ms. Wicker received her BS in Food Science and Nutrition from Colorado State University and her M.B.A. from Michigan State University.

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

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavor ingredients.

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008, and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008, and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of additional specified research funding, if it terminates the agreement prior to December 2008, provided that Kraft Foods may conclude the agreement on December 9, 2007 without payment of additional research funding. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2007, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2007 but prior to April 26, 2010.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007, and gives Cadbury Schweppes the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavor ingredients.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  It is possible that our collaborators will not incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields.

We do not currently have a commercialized product and cannot assure you we will have a commercialized product in the future, or at all. We will be dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

•                  we disagree with our collaborators as to the parties’ respective licensing rights to our flavor ingredients, methods or other intellectual property we develop;

•                  we are unable to manage multiple simultaneous collaborations;

•                  potential collaborators fail to spend their resources on research and development or commercialization of our flavor ingredients due to general market conditions or for any other reason; or

•                  consolidation in our target markets limits the number of potential collaborators.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined packaged food and beverage product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive or co-exclusive, we will not be able to enter into a collaboration agreement with any other food and beverage company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor ingredients useful for formulation into products.

We may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavor ingredients must also be cost-efficient for our collaborators. We may not be able to develop flavor ingredients that meet these criteria.

If we or our collaborators are unable to obtain and maintain the GRAS determination required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.

In March 2005, we obtained a GRAS determination for four of our savory flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the FDA and in some instances other government bodies. Obtaining and maintaining a GRAS determination can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experience with the savory program, safety studies, preparation and FEMA GRAS review took approximately 12 months and cost less than $1 million.  This experience may not be representative of the timing and cost for future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 months and cost more than $1 million depending on the properties of the flavor ingredient, and if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to packaged foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our flavor ingredients outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not a GRAS determination has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and flavor ingredients not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

If we or our collaborators are unable to obtain and maintain the regulatory approval required before any high potency sweeteners can be incorporated into products that are sold, we would be unable to commercialize our high potency sweeteners and our business would be adversely affected.

In the United States, the development, sale and incorporation of our high potency sweeteners into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular high potency sweetener added to a product and the number of product categories in which the high potency sweetener will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any high potency sweeteners that we may discover. An element of our strategy is to develop high potency sweeteners that may be subject to review under the Food Additive Petition process, which encompasses filing a food additive petition with the FDA, approval of which can take up to four years or more and may cost up to $7 million or more.  Government resource constraints may also slow the review and approval process.  In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the Food Additive Petition process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of our high potency sweeteners outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A FDA approval in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations, and high potency sweeteners not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

Even if we or our collaborators receive regulatory approval and incorporate our flavor ingredients into products, those products may never be commercially successful.

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of packaged food and beverage products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavor ingredients that we may discover, including:

•                  health concerns, whether actual or perceived, or unfavorable publicity regarding our flavor ingredients or those of our competitors;

•                  the timing of market entry as compared to competitive products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavor ingredients.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $23.1 million for the year ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of approximately $127.3 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into packaged food and beverage products;

•                  our receipt of milestone payments in any particular period;

•                  the ability and willingness of collaborators to commercialize products incorporating our flavor ingredients on expected timelines, or at all;

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions, which may affect our collaborators’ research and development expenditures.

Changes in financial accounting standards related to stock-based compensation expenses have had and are expected to have a significant effect on our reported results.

On January 1, 2006 we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, which requires that we record compensation expense in the statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of the standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our projected future financial results due to the variability of the factors used to establish the value of stock options.  If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

Compliance with regulation of corporate governance and public disclosure may result in additional expenses.

Laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, SEC regulations and NASDAQ Stock Market rules, are costly to comply with.  Our efforts to comply with these laws, regulations and standards have resulted in, and are likely to continue to result in, general and administrative expense and management time related to compliance activities.  In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. If our efforts to comply with laws, regulations and standards differ from the activities intended by regulatory or governing bodies, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

We may need to obtain additional capital to fund our operations.

If we are unable to successfully commercialize our flavor ingredients, we may need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund new research, discovery or development programs;

•                  advance additional product candidates into and through the regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., Harry Leonhardt, Esq., our Senior Vice President, General Counsel and Corporate Secretary, John Poyhonen, our Senior Vice President, Chief Financial and Business Officer and Sharon Wicker, our Senior Vice President and Chief Strategy Officer.

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

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 112 on December 31, 2006 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavor ingredients on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavor ingredients on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food and beverage regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

Further, because our flavor ingredients are regulated as food products under the FD&C Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the FD&C Act or the FDA’s implementing regulations, or similar regulations in other countries, may adversely affect the manufacture and/or distribution of our products in commerce.

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

Risks Related To Our Industry

Our ability to compete in the flavor ingredient market may decline if we do not adequately protect our proprietary technologies.

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and flavor ingredients. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

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

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents or to defend the validity of any of our or our licensors’ future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies and academic institutions have announced that they have conducted taste-receptor research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Redpoint Bio, Mount Sinai School of Medicine, The Scripps Research Institute, the University of California, Monell Chemical Senses Corp., Pfizer, Inc.,  International Flavors & Fragrances Inc., Givaudan SA, Symrise, Unilever, Firmenich, Tate & Lyle, NutraSweet, Ajinomoto, Cargill, Virginia Commonwealth University and the German Institute of Human Nutrition. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavor ingredients and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as International Flavors & Fragrances Inc., Givaudan SA, Symrise, Quest International and Firmenich. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

Savory flavor enhancers, particularly IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food and beverage industry. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food and beverage products instead of our savory flavor ingredients.  In addition, we may compete with bitter masking or bitter blocking compounds, such as AMP.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio, a privately-held company that we believe is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP, and has announced research and development collaborations with several companies. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

Our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavor ingredients that are more effective, safer, more affordable or more easily commercialized than ours, and our competitors may obtain intellectual property protection or commercialize products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Our failure to compete effectively would have a significant adverse effect on our business, financial condition and results of operations.

We may be sued for product liability, which could adversely affect our business.

Because our business strategy involves the development and sale by our collaborators of commercial products incorporating our flavor ingredients, we may be sued for product liability. We may be held liable if any product we develop and commercialize, or any product our collaborators commercialize that incorporates any of our flavor ingredients, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals we must obtain prior to incorporating our flavor ingredients into a commercial product will not protect us from any such liability.

If we and our collaborators commence sale of commercial products we will need to obtain product liability insurance, and this insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavor ingredients. Any indemnification we receive from such collaborators for product liability that does not arise from our flavor ingredients may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavor ingredients or products incorporating our flavor ingredients, our liability could exceed our total assets.

We use hazardous materials. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our discovery and development process requires our employees to routinely handle hazardous chemical, radioactive and biological materials. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. As a result of the increase in size of our operations, we are now classified as a large quantity generator of hazardous waste. This classification may result in increased scrutiny of our operations by the Environmental Protection Agency. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our discovery and development efforts.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $5 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

•                  developments concerning our collaborative agreements;

•                  delays in commercialization of our flavor ingredients;

•                  results of safety evaluation of our flavor ingredients;

•                  developments related to the United States and international regulatory approval of our products;

•                  results of consumer acceptance testing of our flavor ingredients by our collaborators;

•                  announcements of technological innovations by us or others;

•                  developments in patent or other proprietary rights;

•                  future sales of our common stock by existing stockholders;

•                  comments by securities analysts;

•                  general market conditions;

•                  fluctuations in our operating results;

•                  government regulation;

•                  failure of any of our flavor ingredients, if approved, to achieve commercial success; and

•                  public concern as to the safety of our flavor ingredients.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 64,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Commencing April 1, 2007, our current monthly lease obligations for rent will be approximately $192,000. Until April 1, 2007, we are not required to pay rent.  We are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs will vary each month, and we expect that these costs will be approximately $101,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Price

Our common stock commenced trading on the NASDAQ Stock Market on June 22, 2004 under the symbol “SNMX.” The following table sets forth the high and low sales prices per share of our common stock as traded on the NASDAQ Stock Market for the periods indicated.

Fiscal 2006 Quarter ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
High	$17.08	$16.59	$15.75	$19.00
Low	$11.87	$11.36	$12.01	$12.35

Fiscal 2005 Quarter ended	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
High	$13.73	$16.84	$22.80	$17.05
Low	$7.91	$9.99	$16.01	$11.50

The last sale price for our common stock as reported by the NASDAQ Stock Market on January 31, 2007 was $14.62 per share.  As of January 31, 2007, there were approximately 73 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2006.

Item 6.    Selected Financial Data

The Statement of Operations Data and Balance Sheet Data presented below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statement included in this annual report on Form 10-K.  Amounts are in thousands, except share and per share amounts.

	Years ended December 31,
	2006	2005	2004	2003	2002
Statements of Operations Data:
Revenue under collaborative agreements	$12,230	$9,385	$8,347	$9,537	$7,327
Operating expenses:
Research and development	25,393	20,330	18,318	18,095	18,175
General and administrative	13,735	10,229	10,178	9,093	4,312
Total operating expenses	39,128	30,559	28,496	27,188	22,487
Loss from operations	(26,898)	(21,174)	(20,149)	(17,651)	(15,160)
Interest income, net	3,841	1,344	435	198	339
Net loss	$(23,057)	$(19,830)	$(19,714)	$(17,453)	$(14,821)
Basic and diluted net loss per share(1):
Historical	$(0.77)	$(0.77)	$(1.40)	$(10.03)	$(9.60)
Pro Forma			$(0.89)	$(0.97)
Shares used to compute basic and diluted net loss per share(1):
Historical	29,809,854	25,916,229	14,040,727	1,739,380	1,544,268
Pro Forma			22,143,380	17,944,686

(1)          Please see Note 1 to our financial statements for an explanation of the method used to calculate the historical and pro forma net loss per share and the number of shares used in the computation of the per share amounts.  The pro forma basic and diluted net loss per share gives effect to the conversion of our convertible preferred stock into shares of common stock as if converted at the date of original issuance.

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$74,104	$83,813	$40,847	$17,058	$27,586
Working capital	65,455	80,178	36,841	15,160	22,667
Total assets	90,182	88,531	43,802	20,440	34,720
Long-term obligations	—	—	—	—	906
Accumulated deficit	(127,283)	(104,226)	(84,396)	(64,682)	(47,229)
Total stockholders’ equity	69,477	82,445	38,373	17,104	28,219

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and the related Notes to Financial Statements in Item 8, “Financial Statements and Supplementary Data” in this annual report on Form 10-K.

Certain statements contained in this annual report on Form 10-K, including statements regarding the development, growth and expansion of our business, our intent, belief or current expectations, primarily with respect to our future operating performance, and the products we expect to offer and other statements regarding matters that are not historical facts, are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by these sections. Future filings with the SEC, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may also contain forward-looking statements. Because such statements include risks and uncertainties, many of which are beyond our control, actual results may differ materially from those expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements can be found under the caption “Risk Factors” and elsewhere in this annual report on Form 10-K.  Readers are cautioned not to place undue reliance on forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor ingredients for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with six of the world’s leading packaged food and beverage companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft and Nestlé.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavor ingredients.  Our current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2006 our accumulated deficit was $127.3 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop new flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into their products;

•                  our ability to enter into new, or extend existing, product discovery and development collaborations and technology collaborations;

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  variability of our stock-based compensation expense in conjunction with fluctuations of our stock price.

In January 2006 we entered into a Lease Agreement with ARE-NEXUS CENTRE II, LLC, or the Nexus Lease.  Under the terms of the Nexus Lease, we are now leasing approximately 64,000 square feet of office, research and development space at 4767 Nexus Centre Drive, San Diego, California for a term commencing in late November 2006 with rent commencing April 1, 2007 and ending on February 28, 2017.  We have the right to extend the term of the Nexus Lease for an additional five years, and we have the right to terminate the Nexus Lease early effective March 31, 2014 upon payment of an early termination fee. In connection with the execution of the Nexus Lease, in January 2006 we amended our existing lease with ARE-11099 North Torrey Pines, LLC for the property located at 11099 North Torrey Pines Road, La Jolla, California to provide for the extension of the lease term, subject to certain limitations, until we move all of our operations to the new location.  The majority of our operations were moved to the new facility in November 2006.  We expect to move the remainder of our operations to the new facility in the first quarter of 2007.

In February 2006, we amended our existing agreement with Campbell to extend the collaborative research phase for an additional research phase of up to three years, through March 2009. During the extension period, we will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages. Under the terms of the extension, Campbell has agreed to pay us incremental research funding of up to $3.0 million, assuming we meet specified research goals, over the extension period. The other payment terms of the existing agreement, including milestones and royalties based on net sales of products using the new ingredients, remain unchanged.

In March 2006, we entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto. for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the new collaboration, Ajinomoto has agreed to pay us an upfront license fee and discovery and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of upfront license fees, research funding and milestone payments could exceed $8.3 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

In March 2006, we amended our existing discovery and development collaboration with Nestlé, originally entered into in 2002, to include commercialization of novel flavors and flavor enhancers in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, the agreement with Nestlé has been amended to allow us to reacquire rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food and/or wet soup product categories, as well as worldwide rights for the pet food category, while we have reacquired certain rights in North America and other geographic regions in specified product categories.

In October 2006, we entered into a second Collaborative Research, Commercialization and License Agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive payments upon achievement of specific milestones. The combined total of research funding and milestone payments could exceed $2.8 million if all milestones are met. Upon commercialization, we will receive payments based on sales of products containing new flavor ingredients developed under the agreement.

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

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain regulatory costs and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé. As of December 31, 2006, we have recognized cumulative revenue under our collaborations of $49.2 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

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

In addition, in the event our collaborators launch products incorporating our flavor ingredients, we will receive royalty payments based upon the future sales of those products, which, if received, could be significantly larger than research and development funding or milestone payments. In order for us to generate royalty revenue and become profitable, we must retain our existing or establish new product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patent and licensing, outside services and non-cash stock-based compensation expenses. We charge research and development expenses to operations as incurred.

The research and development payments we have received from our collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé historically have not covered all of our research and development expenses. We expect that our research and development expenses are likely to increase in the future as a result of our existing product discovery and development collaborations, internal product discovery and development activities and technology development and any expansion of these activities.

At this time, due to the risks inherent in the discovery of flavor ingredients, we are unable to estimate with any certainty the costs we will incur in the continued development of our flavor ingredients for commercialization.  We anticipate that we will make determinations regarding the research and development projects to pursue and the funding of each project on an ongoing basis in response to the progress of each discovery and development program, as well as an ongoing assessment of its market potential. We cannot be certain when any net cash inflow from the commercialization of our flavor ingredients will commence.

Our ability to complete the development of our current product candidates is subject to many risks and uncertainties. These risks include the risks, among others, that:

•                  we are substantially dependent upon our collaborators for research and development funding;

•                  our collaborators may terminate their respective collaboration programs early;

•                  we may not be able to discover flavor ingredients with the desired taste attributes;

•                  we may not be successful in developing flavor ingredients with attributes required for use in commercial products;

•                  we may be unable to maintain FEMA GRAS determination for our savory product candidates; and

•                  we may be unable to obtain FEMA GRAS determination or regulatory approval for candidates in our other programs.

If we do not complete the development of our flavor ingredients on a timely basis, our collaborators may terminate or not renew our collaboration agreements, we may begin receiving revenue from the commercialization of products incorporating our flavor ingredients later than anticipated, or not at all, and it may be more difficult to enter into new collaboration agreements. In any of these cases, we may require substantial additional funding in order to continue development of our flavor ingredients.

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses related to business development, legal, financial and other administrative functions and Sarbanes-Oxley compliance.  General and administrative expenses also include non-cash stock-based compensation expenses.   We expect that our general and administrative expenses are likely to increase in the future as a result of supporting additional commercialization activities, business development and research and development.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Revenue Under Collaboration Agreements

We recorded revenue of $12.2 million, $9.4 million and $8.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.  Research and development payments, upfront fees and milestone payments under collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2006.  Research and development payments, reimbursement of certain regulatory expenses, upfront fees and milestone payments under collaborations with Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2005.  Research and development payments and milestone payments under collaborations with Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the year ended December 31, 2004.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $25.4 million, $20.3 million and $18.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Salaries and personnel	$9,133	$7,685	$7,211
Facilities and depreciation	5,133	4,568	4,449
Research and development supplies	3,328	2,742	1,989
Outside services	2,202	806	1,357
Patent and licensing	1,854	1,406	1,588
Miscellaneous	695	476	313
Total research and development expenses (excluding non-cash stock-based compensation)	22,345	17,683	16,907
Non-cash stock-based compensation	3,048	2,647	1,411
Total research and development expenses	$25,393	$20,330	$18,318

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $9.1 million, $7.7 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our research and development staff increased from an average of 61 for the year ended December 31, 2005 to an average of 79 for the year ended December 31, 2006.  The increase in staff was primarily to support the identification and optimization of product candidates from our discovery and development programs and to support increasing activities in product development and research management.  The increase of $474,000 from 2004 to 2005 was primarily due to increases in payroll expenses of approximately $575,000, partially offset by a decrease in consulting expense of approximately $103,000.  Our research and development staff increased from an average of 56 for the year ended December 31, 2004 to an average of 61 for the year ended December 31, 2005.  The increase in staff was primarily to support continuing optimization of product candidates from our discovery and development programs.

Facilities and Depreciation.    Our facilities and depreciation expenses were $5.1 million, $4.6 million and $4.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase of $565,000 from 2005 to 2006 was primarily attributable to increased depreciation expense due to the addition of new scientific equipment and costs associated with the move to the new facility in the fourth quarter of 2006.  The increase of $119,000 from 2004 to 2005 was primarily attributable to an increase in rent expense and related costs of approximately $349,000, incurred as a result of reduced sublease rental income and increased rent expense due to inflation adjustments.  This increase was partially offset by a reduction in our depreciation expense of approximately $230,000.

Research and Development Supplies.  Our expenses for supplies used in research and development were $3.3 million, $2.7 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase of $586,000 from 2005 to 2006 was primarily attributable to increased purchases of scientific supplies and compound acquisition expenses associated with increased screening activity in 2006. The increase of $753,000 from 2004 to 2005 was primarily attributable to increased purchases of scientific supplies and compound acquisition expenses associated with increased screening activity in 2005.

Outside Services.  Our outside services expenses were $2.2 million, $806,000 and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase of $1.4 million from 2005 to 2006 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.  The decrease of $551,000 from 2004 to 2005 was primarily attributable to a reduction of costs incurred for outsourced development activities related to the development of our savory ingredients, which were determined to be FEMA GRAS in March 2005.

Patent and Licensing.  Our patent and licensing expenses were $1.9 million, $1.4 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase of $448,000 from 2005 to 2006 was primarily attributable to certain foreign patent activities commencing in the fourth quarter of 2005 and completed in the second quarter of 2006.  The decrease of $182,000 from 2004 to 2005 was primarily attributable to reduced licensing fees in 2005 compared to 2004.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $3.0 million, $2.6 million and $1.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase of $401,000 from 2005 to 2006 was primarily due to an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees, partially offset by a decrease in compensation expense for stock options granted to non-employees.  The increase in employee-related stock-based compensation expense is due to our adoption of SFAS 123R in the first quarter of 2006.  The increase of $1.2 million from 2004 to 2005 was primarily due to an increase in compensation expense in 2005 compared to 2004 for stock options granted to non-employees, as the fair value of these options at December 31, 2005 was revalued in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.  This increase was partially offset by a decrease in stock-based compensation expense in 2005 compared to 2004 for stock options granted to employees, as the amortization of deferred compensation related to these stock options is recognized on an accelerated basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $13.7 million, $10.2 million and $10.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The $3.5 million increase in expenses from 2005 to 2006 was primarily attributable to an increase in non-cash stock-based compensation expense of approximately $1.8 million, an increase in payroll expense of approximately $1.2 million, and an increase in consulting expenses of approximately $488,000.  The increase in non-cash stock-based compensation expense is due to the adoption of SFAS 123R in the first quarter of 2006, offset by a decrease in amortization of deferred compensation and compensation expense for stock options granted to non-employees.  The increases in expenses for payroll and in expenses for recruiting and relocation were due to the impact of annual merit, cost of living and promotion salary increases and to increased headcount.  The increase in consulting expenses was due to one-time consulting expenses.

  The $51,000 increase in expenses from 2004 to 2005 was attributable to increases in personnel and related expenses, audit, legal and consulting fees and facilities-related expenses of approximately $2.0 million, partially offset by a decrease in non-cash stock-based compensation expense of approximately $1.9 million.  The increase in expenses for personnel and related expenses of approximately $1.0 million was due to increased headcount reflecting our increased business development activities, reporting activities and Sarbanes-Oxley compliance activities.  Additionally, the increase in expense was due to increases in audit, legal and consulting fees of approximately $358,000, $178,000 and $53,000, respectively, due to Sarbanes-Oxley compliance requirements and increased reporting obligations as a result of being a public company for a full year, as opposed to part of the year in 2004.  Also, facilities-related expenses increased approximately $208,000, primarily attributable to an increase in rent expense and related costs of approximately $188,000, incurred as a result of reduced sublease rental income and increased rent expense due to inflation adjustments.  These increases were offset by a decrease in non-cash stock-based compensation expense of approximately $1.9 million.  The decrease in overall stock-based compensation expense is primarily due to a decrease in stock-based compensation expense in 2005 compared to 2004 for stock options granted to employees, as the amortization of deferred compensation related to these stock options is recognized on an accelerated basis.

Interest Income

Interest income was $3.8 million, $1.3 million and $435,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  The increase of $2.5 million from 2005 to 2006 was primarily attributable to our higher average cash balances for the year ended December 31, 2006 as a result of our November 2005 public offering of common stock, and to higher rates of return on those balances.  The increase of $909,000 from 2004 to 2005 was primarily attributable to our higher average cash balances for the year ended December 31, 2005 as a result of our initial public offering in June 2004 and our November 2005 public offering of common stock, which generated higher interest earnings on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé, and interest income.  As of December 31, 2006 we had received in excess of $167.5 million in proceeds from the sales of common and preferred stock.  In addition, we had received $54.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $7.5 million in interest income.  As of December 31, 2006, over the remaining life of our current collaboration agreements, we expect to receive an additional $21.6 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At December 31, 2006, we had $74.1 million in cash, cash equivalents and investments available-for-sale as compared to $83.8 million at December 31, 2005, a decrease of $9.7 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $8.1 million for the year ended December 31, 2006 compared to $13.9 million for the year ended December 31, 2005.  Operating cash flow in 2006 compared to the prior year period reflects an increase in our net loss of $3.2 million.  Non-cash expenses increased $1.2 million to $7.6 million for the year ended December 31, 2006 from $6.3 million for the year ended December 31, 2005.  The increase in non-cash operating expenses was primarily due to the implementation of SFAS 123R in the first quarter of 2006.  Net decreases in other current assets provided cash of $1.1 million for the year ended December 31, 2006, while net increases in other current assets used cash of $978,000 for the year ended December 31, 2005.  Net increases in operating liabilities provided cash of $6.4 million and $522,000 for the years ended December 31, 2006 and 2005, respectively.

Operating activities used cash of $13.9 million for the year ended December 31, 2005 compared to $10.1 million for the year ended December 31, 2004.  Operating cash flow in 2005 compared to the prior year period reflects an increase in our net loss of $116,000.  Non-cash expenses for the year ended December 31, 2005 decreased $1.2 million to $6.3 million for the year ended December 31, 2005 from $7.5 million for the year ended December 31, 2004.  This decrease was primarily due to a relative decrease in the amortization of employee deferred stock-based compensation of approximately $2.6 million for the year ended December 31, 2005, partially offset by an increase in stock-based compensation expense for non-employees of $1.9 million for the year ended December 31, 2005.  Additionally, net increases in operating assets and liabilities over the year ended December 31, 2005 used cash of $456,000, while net increases in operating assets and liabilities over the year ended December 31, 2004 provided cash of $2.1 million.

Investing Activities

Investing activities used cash of $47.2 million for the year ended December 31, 2006.  Cash used in 2006 reflects the purchases of available for sale securities of $110.2 million and purchases of property and equipment of $5.7 million.  These purchases were partially offset by the maturities of available-for-sale securities of $68.7 million.

Investing activities provided cash of $12.1 million for the year ended December 31, 2005.  Cash provided in 2005 reflects the maturities of available-for-sale securities of $45.8 million, offset by purchases of available-for-sale securities of $31.8 million with the proceeds from our public offering in November 2005 to obtain higher rates of interest income.

Investing activities used cash of $21.3 million for the year ended December 31, 2004.  Cash used in 2004 reflects the purchases of available-for-sale securities with the proceeds from our initial public offering in June 2004 to obtain higher rates of interest income.

Financing Activities

Financing activities provided cash of $2.6 million, $58.7 million and $35.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Cash provided by financing activities in 2006 reflects the net proceeds from the sale of common stock of $2.6 million, primarily from the exercise of stock options.  Cash provided by financing activities in 2005 reflects the net proceeds from the sale of common stock of $58.7 million, primarily from the sale of common stock during our November 2005 public offering of common stock.  Cash provided by financing activities in 2004 reflects the net proceeds from the sale of common stock of $35.0 million, primarily from the sale of common stock during our initial public offering.

As of December 31, 2006 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$26,748	$1,804	$4,923	$5,180	$14,841
License payments	194	56	66	36	36
Total	$26,942	$1,860	$4,989	$5,216	$14,877

As of December 31, 2006, we had no long-term debt obligations.

As of December 31, 2006, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $752,000.  In the next twelve months, we also plan to spend approximately $3.0 to $3.5 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  As of December 31, 2006, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $33.9 million.  In 2007, we anticipate receiving $10.9 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.

We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of our agreements contain multiple elements, including upfront fees, research funding, milestones, and royalties.

Revenue is deferred for fees received before earned. Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable license fees associated with future performance involving a specific program or collaboration are recognized over the period of service for that specific program or collaboration.  Non-refundable upfront fees, if not associated with our future performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

Stock-based Compensation

We grant options to purchase our common stock to our employees and directors under our equity incentive plan. Eligible employees can also purchase shares of our common stock under our employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  In addition, we grant options to purchase our common stock to non-employees under our equity incentive plan.

For the years ended December 31, 2005 and 2004, prior to the adoption of SFAS 123R, we recorded deferred compensation for stock options and stock awards granted equal to the difference between the exercise price and the fair value of our common stock on the date of grant as determined for the purpose of recording our initial public offering, or IPO, cheap stock calculation. We recorded options or awards issued to non-employees at their fair value in accordance with the SFAS 123, Accounting for Stock-Based Compensation, and periodically remeasure them in accordance with EITF 96-18 and recognize them over the service period. In connection with the grant of stock options to employees, we recorded deferred stock-based compensation of $442,000 for the year ended December 31, 2004. We recorded this amount as a component of stockholders’ equity and amortized it, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded employee and non-employee stock-based compensation expense of $5.3 million and $6.0 million for the years ended December 31, 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS 123R, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS 123 and supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS 123R were effective for the first quarter of fiscal 2006.   In conjunction with the adoption of SFAS 123R, the unamortized balance of deferred compensation recorded for our IPO cheap stock calculation was reclassified to additional paid-in capital.  As of our adoption date of SFAS 123R, the unamortized balance of deferred compensation was $1.1 million.

Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $6.3 million. At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.3 million, which is expected to be recognized over a weighted average period of 1.9 years. Total stock options granted to employees and non-employee directors during the years ended December 31, 2006 and 2005 represented 4.1% and 2.5%, respectively, of outstanding shares as of the end of each fiscal year.

Both prior and subsequent to the adoption of SFAS 123R, we estimated the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. Prior to the adoption of SFAS 123R, the value of each stock-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under SFAS 123 in the footnotes to our financial statements. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record in future periods under SFAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate stock-based compensation under SFAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our stock-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee stock-based awards is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of stock-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, we do not view stock-based compensation as related to our operational performance.

For purposes of estimating the fair value of stock options granted to employees and non-employee directors during the year ended December 31, 2006 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 60.43% for the year ended December 31, 2006). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS 123R and SAB 107.  If our stock price volatility assumption were increased to 70%, the weighted average estimated fair value of stock options granted during the year ended December 31, 2006 would increase by $0.93 per share, or 9.8%.

The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.88% for the year ended December 31, 2006) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the year ended December 31, 2006 by $0.26 per share, or 2.7%.

Leasehold Incentive Obligation

In conjunction with the Nexus Lease, we received a tenant improvement allowance of up to $155 per square foot, or $9.9 million.  As the tenant improvements were constructed, we recorded both the covered tenant improvements (as fixed assets) and an offsetting leasehold incentive obligation on our balance sheet.  As construction on the facility has been completed and we have taken occupancy of the new facility, we are recording depreciation expense to depreciate the covered tenant improvements and recording an offsetting reduction to rent expense to amortize the leasehold incentive obligation over the initial term of the Nexus Lease, in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

New Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.  EITF Issue No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in SFAS 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. We do not expect the adoption of EITF Issue No. 06-02 to have a material impact on our financial statements.

In June 2006, the FASB issued FASB Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect upon adoption of applying the provision shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 to have a material impact on its financial statements.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, Senomyx, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Senomyx, Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 20, 2007

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2006	2005
Assets:
Current assets:

Cash and cash equivalents	$21,225	$73,908
Investments available-for-sale	52,879	9,905
Other current assets	1,239	2,300

Total current assets	75,343	86,113

Property and equipment, net	14,839	2,418

Total assets	$90,182	$88,531

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$5,410	$4,096
Other current liabilities	39	111
Leasehold incentive obligation	966	—
Deferred revenue	3,473	1,728

Total current liabilities	9,888	5,935

Deferred rent	213	151
Leasehold incentive obligation	8,854	—
Deferred revenue	1,750	—

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $.001 par value, 120,000,000 shares authorized; 30,166,399 and 29,678,697 shares issued and outstanding at December 31, 2006 and 2005, respectively	30	30
Additional paid-in-capital	196,748	187,792
Deferred compensation	—	(1,143)
Accumulated other comprehensive loss	(18)	(8)
Accumulated deficit	(127,283)	(104,226)

Total stockholders’ equity	69,477	82,445

Total liability and stockholders’ equity	$90,182	$88,531

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2006	2005	2004

Revenue under collaborative agreements	$12,230	$9,385	$8,347
Operating expenses:
Research and development (including $3,048, $2,647 and $1,411 of non-cash stock-based compensation, respectively)	25,393	20,330	18,318
General and administrative (including $4,457, $2,701 and $4,625 of non-cash stock-based compensation, respectively)	13,735	10,229	10,178

Total operating expenses	39,128	30,559	28,496

Loss from operations	(26,898)	(21,174)	(20,149)

Interest income	3,841	1,344	435

Net loss	$(23,057)	$(19,830)	$(19,714)

Basic and diluted net loss per share	$(0.77)	$(0.77)	$(1.40)

Shares used to compute basic and diluted net loss per share	29,809,854	25,916,229	14,040,727

Pro forma net loss per common share assuming conversion of preferred stock, basic and diluted			$(0.89)

Shares used in computing pro forma net loss per common share assuming conversion of preferred stock, basic and diluted			22,143,380

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

							Accumulated
					Additional		other		Total
	Preferred Stock		Common Stock		paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	loss	deficit	equity

Balance at December 31, 2003	25,825,826	$70,150	2,020,736	$2	$20,173	$(8,540)	$1	$(64,682)	$17,104

Issuance of common stock to employees related to the exercise of options	—	—	667,509	1	688	—	—	—	689
Repurchase of unvested common stock from employees	—	—	(41,661)	—	(31)	—	—	—	(31)
Compensation related to stock options to employees	—	—	—	—	442	(442)	—	—	—
Compensation related to restricted stock issued to consultants	—	—	—	—	1,119	—	—	—	1,119
Amortization of deferred compensation	—	—	—	—	—	4,917	—	—	4,917
Reduction of deferred compensation for cancellation of unvested employee stock options	—	—	—	—	(573)	573	—	—	—
Issuance of common stock related to exercise of warrant	—	—	7,675	—	—	—	—	—	—
Conversion of preferred stock to common stock	(25,825,826)	(70,150)	16,205,306	16	70,134	—	—	—	—
Issuance of common stock in initial public offering, net of issuance costs	—	—	6,450,000	6	34,291	—	—	—	34,297
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	—	—	(19,714)	(19,714)
Comprehensive loss	—	—	—	—	—	—	—	—	(19,722)
Balance at December 31, 2004	—	—	25,309,565	25	126,243	(3,492)	(7)	(84,396)	38,373

Issuance of common stock related to the exercise of options	—	—	196,270	1	617	—	—	—	618
Issuance of common stock related to employee stock plan purchases	—	—	123,567	—	640	—	—	—	640
Issuance of common stock in a public offering, net of issuance costs	—	—	4,049,295	4	57,294	—	—	—	57,298
Compensation related to stock options issued to consultants	—	—	—	—	2,870	—	—	—	2,870
Compensation related to acceleration of vesting of stock option issued to director	—	—	—	—	128	—	—	—	128
Amortization of deferred compensation	—	—	—	—	—	2,349	—	—	2,349
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	—	—	(19,830)	(19,830)
Comprehensive loss	—	—	—	—	—	—	—	—	(19,831)
Balance at December 31, 2005	—	—	29,678,697	30	187,792	(1,143)	(8)	(104,226)	82,445

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

							Accumulated
					Additional		other		Total
	Preferred Stock		Common Stock		paid-in	Deferred	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	compensation	loss	deficit	equity

Balance at December 31, 2005	—	$—	29,678,697	$30	$187,792	$(1,143)	$(8)	$(104,226)	$82,445

Issuance of common stock related to the exercise of options	—	—	337,514	—	1,733	—	—	—	1,733
Issuance of common stock related to employee stock plan purchases	—	—	150,188	—	861	—	—	—	861
Compensation related to stock options granted to consultants	—	—	—	—	1,193	—	—	—	1,193
Compensation related to stock options granted to employees and non-employee directors	—	—	—	—	6,312	—	—	—	6,312
Reduction of deferred compensation due to adoption of SFAS 123(R)	—	—	—	—	(1,143)	1,143	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	—	(23,057)	(23,057)
Comprehensive loss	—	—	—	—	—	—	—	—	(23,067)

Balance at December 31, 2006	—	$—	30,166,399	$30	$196,748	$—	$(18)	$(127,283)	$69,477

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating Activities
Net loss	$(23,057)	$(19,830)	$(19,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,584	1,215	1,462
Accretion of discount on available-for-sale securities	(1,427)	(215)	—
Amortization of leasehold incentive obligation	(80)	—	—
Stock-based compensation for employees and non-employee directors	6,312	—	—
Amortization of deferred stock-based compensation	—	2,349	4,917
Stock-based compensation for non-employees	1,193	2,998	1,119
Change in operating assets and liabilities:
Other current assets	1,061	(978)	44
Accounts payable and accrued expenses	702	711	1,621
Deferred revenue	3,495	(130)	443
Deferred rent	62	(59)	29
Leasehold incentive obligation	2,092	—	—
Net cash used in operating activities	(8,063)	(13,939)	(10,079)

Investing activities
Purchases of property and equipment	(5,657)	(1,941)	(1,079)
Proceeds from sale of property and equipment	—	84	—
Purchases of available-for-sale securities	(110,207)	(31,813)	(27,505)
Maturities of available-for-sale securities	68,650	45,775	7,300
Net cash (used in) provided by investing activities	(47,214)	12,105	(21,284)

Financing activities
Proceeds from issuance of common stock	2,594	58,657	34,986
Repurchase of common stock	—	—	(31)
Net cash provided by financing activities	2,594	58,657	34,955

Net (decrease) increase in cash and cash equivalents	(52,683)	56,823	3,592
Cash and cash equivalents at beginning of year	73,908	17,085	13,493
Cash and cash equivalents at end of year	$21,225	$73,908	$17,085

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of new facility	$7,808	—	—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$540	$34	—
Proceeds from issuance of common stock (net) included in accounts payable, accrued expenses and other current liabilities	—	$101	—
Conversion of preferred stock into common stock	—	—	$70,150

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is a biotechnology company using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor ingredients for the packaged food and beverage industry. The Company has entered into product discovery and development collaborations with six of the world’s leading packaged food and beverage companies: Ajinomoto Co., Inc. (“Ajinomoto”), Cadbury Schweppes, Campbell Soup Company (“Campbell”), The Coca-Cola Company (“Coca-Cola”), Kraft Foods Global, Inc. (“Kraft Foods”) and Nestlé SA (“Nestlé”). The Company’s collaboration agreements provide for upfront license fees, research funding, reimbursement of certain regulatory costs, milestone payments if the Company achieves development goals and royalties on future sales of consumer products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Investments Available-for-Sale

The Company’s surplus cash is invested in commercial paper and United States government agency bonds with maturity dates of one year or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

The Company derives its revenues from a relatively small number of collaborators. For the year ended December 31, 2006, revenues from its six collaborators accounted for 19%, 7%, 17%, 28%, 6% and 23%, respectively, of total revenues.  For the year ended December 31, 2005, revenues from its five collaborators accounted for 16%, 16%, 21%, 43% and 4%, respectively, of total revenues. For the year ended December 31, 2004, revenues from its four collaborators accounted for 17%, 23%, 24% and 36%, respectively, of total revenues.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2006.

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the facility occupied by the Company (the “Nexus Lease”), the Company received a tenant improvement allowance of $155 per square foot leased, or $9.9 million.  As the tenant improvements were constructed, the Company recorded both the covered tenant improvements (as fixed assets) and an offsetting leasehold incentive obligation on the Company’s balance sheet.  Through the initial term of the Nexus Lease, the Company records depreciation expense to depreciate the tenant improvements and records an offsetting reduction to rent expense (to amortize the leasehold incentive obligation), in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of the Company’s agreements contain multiple elements, including upfront fees, research funding, cost reimbursements, milestones, and royalties.

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance, are associated with a specific program or collaboration and recognized over the period of service for that specific program or collaboration.

Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.

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

Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive loss, as of December 31, 2006 and 2005, consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

For the years ended December 31, 2005 and 2004, prior to the adoption of SFAS 123R, Share-Based Payment, the Company recorded deferred compensation for stock options and stock awards granted to employees and non-employee directors equal to the difference between the exercise price and the fair value of the Company’s common stock on the date of grant as determined for the purpose of recording the Company’s initial public offering (“IPO”) cheap stock calculation. The Company records options or awards issued to non-employees at their fair value in accordance with the SFAS 123, Accounting for Stock-Based Compensation, and periodically remeasures them in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognize them over the service period. In connection with the grant of stock options to employees and non-employee directors, the Company recorded deferred stock-based compensation of $442,000 for the year ended December 31, 2004. The Company recorded this amount as a component of stockholders’ equity and amortized it, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. The Company recorded employee and non-employee stock-based compensation expense of $5.3 million and $6.0 million for the years ended December 31, 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS 123R, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS 123R were effective for the first quarter of fiscal 2006.   In conjunction with the adoption of SFAS 123R, the unamortized balance of deferred stock-based compensation recorded for the IPO cheap stock calculation was written off against stockholders’ equity.  As of the adoption date of SFAS 123R, the unamortized balance of deferred stock-based compensation was $1.1 million.

Effective January 1, 2006, the Company uses the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.  Upon adoption of SFAS 123R, the Company has continued to use the Black-Scholes model which was previously used for the Company’s pro forma information required under SFAS 123. The Company’s employee stock options have various restrictions that reduce option value, including vesting provisions and restrictions on transfer and hedging, among others, and are often exercised prior to their contractual maturity.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2006 was $9.54 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

Year ended December 31, 2006
Expected volatility	60.43%
Risk-free interest rate	4.88%
Dividend yield	0.0%
Expected term	6.08 years

The weighted-average estimated fair value of employee stock purchase rights granted during the year ended December 31, 2006 was $6.94 per share using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

Year ended December 31, 2006
Expected volatility	67.33%
Risk-free interest rate	4.90%
Dividend yield	0.0%
Expected term	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107, Share-Based Payment.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s employee stock purchase plan primarily due to the difference in their respective expected terms.

As stock-based compensation expense recognized in the Statement of Operations for 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.2% for the year ended December 31, 2006 based on historical experience.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Compensation expense related to stock-based compensation for options and awards granted subsequent to the adoption of SFAS 123R is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the year ended December 31, 2006 was comprised as follows (in thousands, except per share data):

Year Ended December 31,
2006
Research and development	$(1,939)
General and administrative	(4,373)
Employee and non-employee director stock-based compensation expense	$(6,312)

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted:	$(0.21)

At December 31, 2006, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.3 million, which is expected to be recognized over a weighted average period of 1.9 years.

As a result of adopting SFAS 123R, the Company’s net loss for the year ended December 31, 2006 is approximately $4.9 million higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted net loss per share for the year ended December 31, 2006 are $0.16 higher than if the Company continued to account for share-based compensation under APB Opinion No. 25.

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

For the years ended December 31, 2005 and 2004, the fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: (a) risk-free interest rates of 4.1% and 3.0%; (b) expected dividend yield of 0% for all periods; (c) volatility factor of 70% for all periods; and (d) five-year estimated life of the options for all periods. The estimated weighted average fair value of stock options granted during 2005 and 2004 was $6.03 and $6.55, respectively.

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

	Years ended December 31,
	2005	2004
Net loss as reported	$(19,830)	$(19,714)
Add: Stock-based employee compensation expense included in net loss	2,477	4,917
Deduct: Stock-based employee compensation expense determined under fair value method	(6,538)	(6,452)

Pro forma net loss	$(23,891)	$(21,249)

Basic and diluted net loss per share as reported	$(0.77)	$(1.40)

Pro forma basic and diluted net loss per share	$(0.92)	$(1.51)

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

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

	Year ended December 31,
	2006	2005	2004
Historical:
Net loss (in thousands)	$(23,057)	$(19,830)	$(19,714)

Weighted average common shares	29,910,453	26,090,294	14,354,942
Weighted average unvested common shares subject to repurchase	(100,599)	(174,065)	(314,215)

Denominator for basic and diluted earnings per share	29,809,854	25,916,229	14,040,727

Basic and diluted net loss per share	$(0.77)	$(0.77)	$(1.40)

Pro forma:
Net loss (in thousands)			$(19,714)

Pro forma basic and diluted net loss per share			$(0.89)

Shares used above			14,040,727
Pro forma adjustment to reflect assumed weighted average effect of conversion of preferred stock			8,102,653

Pro forma shares used to compute basic and diluted net loss per share			22,143,380

	Year ended December 31,
	2006	2005	2004

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Preferred stock*	—	—	8,102,653
Common stock subject to repurchase	59,426	148,779	228,092
Options to purchase common stock	3,489,874	2,483,417	1,992,710

	3,549,300	2,632,196	10,323,455

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

Recent Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences.  EITF Issue No. 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in FASB Statement 43, Accounting for Compensated Absences. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company does not expect the adoption of EITF Issue No. 06-02 to have a material impact on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2006 (in thousands):

				Estimated
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial Paper	$30,171	$—	$(20)	$30,151
Government Agency Bonds	22,726	2	—	22,728

	$52,897	$2	$(20)	$52,879

The following is a summary of investments available-for-sale securities at December 31, 2005 (in thousands):

				Estimated
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial Paper	$2,186	$—	$(1)	$2,185
Government Agency Bonds	7,727	—	(7)	7,720

	$9,913	$—	$(8)	$9,905

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2006 and 2005. All of the available-for-sale securities have a contractual maturity at December 31, 2006 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Scientific equipment	$7,285	$7,019
Computer equipment	2,376	2,237
Furniture and fixtures	1,004	362
Leasehold improvements	12,399	892

	23,064	10,510
Less accumulated depreciation and amortization	(8,225)	(8,092)

	$14,839	$2,418

Depreciation and amortization expense was $1.5 million, $1.2 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accounts payable	$1,107	$1,018
Accrued employee benefits	2,719	2,214
Other accrued expenses	1,584	864

	$5,410	$4,096

3. Product Discovery and Development Collaborations

Ajinomoto.    In March 2006, the Company entered into a collaboration agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  The agreement requires Ajinomoto to pay an upfront license fee and make discovery and development funding payments for up to three years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement until the expiration of relevant patents.

In October 2006, the Company entered into a second collaboration agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  The agreement requires Ajinomoto to make discovery and development funding payments for up to three years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement.

Through December 31, 2006, the Company has received $6.1 million in non-refundable upfront license fees and discovery and development funding. The upfront fees were recorded as deferred revenue and are being amortized over the period of obligation by the Company.  If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $10.2 million. There is no guarantee that the Company will receive any milestone payments or royalties under these collaborations.

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

Through December 31, 2006, the Company has received $1.3 million in non-refundable upfront license fees and research funding. The upfront fee was recorded as deferred revenue and is being amortized over the period of obligation by the Company.  If all milestones are achieved, and including all research funding paid or payable, the Company may be entitled to up to $3.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Campbell Soup Company.    In March 2001, the Company entered into a collaboration agreement with Campbell to work for a three-year collaborative period for the discovery and development of specified flavors and flavor enhancers. The agreement requires Campbell to make research funding payments over three years totaling $3.6 million. The Company is also eligible to receive milestone payments upon the achievement of a specific product development goal and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient.

The agreement was amended in July 2002 to provide for an option to negotiate the right to expand the field to include additional specified products. The Company received $1.8 million from Campbell for the option, which was recorded as deferred revenue and recognized as revenue ratably over the remaining term of the agreement (20 months). The agreement was further amended in November 2002 to redefine earned royalties during the royalty term.

In July 2003, the Company received $650,000 in additional research support funding and expense reimbursement. The payment was recorded as deferred revenue and was recognized as revenue ratably over the remaining term of the agreement (eight months).

The agreement was further amended in March 2004 to extend the collaborative period until the earlier of March 2006 or when a flavor or flavor enhancer selected by Campbell receives Generally Recognized as Safe (“GRAS”) determination, subject to earlier termination under specified circumstances. Under the terms of the extension, the Company will provide additional research and receive additional research funding totaling $3.0 million for two additional years.

The agreement was further amended in February 2006 to extend the collaborative period until the earlier of March 2009 or when a flavor or flavor enhancer selected by Campbell receives a GRAS determination, subject to earlier termination under specified circumstances. Under the terms of the extension, the Company will provide additional research and receive additional research funding totaling up to $3.0 million for three additional years.

Through December 31, 2006, the Company has received $9.7 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $13.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

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

Through December 31, 2006, the Company has received $9.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $14.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

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

Kraft Foods agreed to make research funding payments related to the May 2002 program of $1.8 million over the period from May 2002 through December 2003, $1.8 million over the period from January 2004 through May 2005, $339,000 over the period May 2005 through July 2005, and $1.7 million from July 2005 though November 2006.  The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and receive royalties on net sales of collaborator products containing a discovered ingredient related to this additional program. The Company earned a milestone payment of $375,000 in 2002 and a milestone payment of $250,000 in 2006 from the May 2002 research program.

Through December 31, 2006, the Company has received $9.4 million in research and development funding, one milestone payment of $375,000 and one milestone payment of $250,000. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $10.7 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In December 2005, the Company further amended the agreement to provide for a new three-year discovery and development collaboration. In November 2006, this agreement was further amended to revise the structure of the research and development funding.   Under the terms of the new collaboration, Kraft Foods has agreed to pay the Company an initial license fee and incremental discovery and development funding over the three-year period.  The Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals, and, in the event of commercialization, receive royalties based on sales of Kraft Foods products containing any flavor modifiers developed under the agreement.

Through December 31, 2006, the Company has received $1.6 million in non-refundable license fees and research and development funding related to the new collaboration.  The license fee was recorded as deferred revenue and is being amortized over the period of the obligation by the Company.  If all milestones are achieved, and including all license fees and research and development funding payable, the Company may be entitled to up to $5.4 million for the new collaboration.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Nestlé SA.    In April 2002, as amended in April 2005, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments through 2008 totaling $13.6 million, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of four milestones in 2002, 2003, 2004 and 2005.  The Company also received payment for the reimbursement of certain regulatory expenses in 2005.  Through December 31, 2006, the Company has received $10.0 million in research and development funding, four milestone payments of $375,000 each and $339,000 in reimbursement of certain regulatory costs. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $15.8 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2004, the Company entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients, subject to extension or earlier termination under specified circumstances.  This agreement has subsequently been extended for two three-month increments.  Under the terms of the agreement, Nestlé has agreed to pay to the Company certain research and development funding totaling $11.7 million over five and one-half years, subject to earlier termination under specified circumstances. The Company is also eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Under this second agreement, through December 31, 2006, the Company has received $4.1million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $14.0 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized revenue of $12.2 million, $9.4 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company has deferred revenue of $5.2 million and $1.7 million, respectively.

4. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Company moved the majority of its operations to the new facility in November 2006.  Rent payments on the facility commence April 1, 2007. The Nexus Lease provides for an annual minimum 3% rent increase. The Company began recognizing rent expense upon the facility being ready to occupy.  Gross rent expense for the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $4.1 million and $4.0 million, respectively. Prior to moving to the new facility, the Company sublet part of the facility it occupied, and the sublease rental income for the years ended December 31, 2006, 2005 and 2004 was $619,000, $742,000 and $899,000, respectively. Sublease income is recorded as an offset to the Company’s allocated facilities costs. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2006, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2007	$1,804
2008	2,432
2009	2,491
2010	2,552
2011	2,628
Thereafter	14,841

Total minimum lease payments	$26,748

In connection with certain license and collaboration agreements, the Company’s annual future minimum obligation payments are as follows, $56,000, $33,000, $33,000, $18,000, $18,000 and $36,000 for the years ending December 31, 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

5. Stockholders’ Equity

Initial Public Offering

On June 25, 2004, the Company completed an IPO of 6.0 million shares of common stock for proceeds to the Company of $31.9 million, net of underwriting discounts, commissions and offering expenses.  On July 23, 2004 the Company closed the sale of an additional 450,000 shares of common stock pursuant to the exercise by the underwriters of an over-allotment option which resulted in proceeds to the Company of $2.4 million, net of underwriting discounts, commissions and offering expenses.

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

Upon the closing of the IPO in June 2004, 25,825,826 shares of convertible preferred stock outstanding automatically converted into 16,205,306 shares of common stock.  No shares of convertible preferred stock were outstanding as of December 31, 2006 or 2005.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 7,714,412 shares of common stock.  At December 31, 2006, the Company has repurchased a total of 131,153 shares and 2,398,910 shares remain available for grant under the Plan.  The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2006, of which no shares are subject to repurchase.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.  At December 31, 2006, 59,426 shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2006:

		Options Outstanding		Options Vested and Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number of	Contractual	Exercise	Number of	Exercise
Prices	Options	Life	Price	Options	Price

$0.74-6.00	495,135	6.3	$0.91	410,041	$0.93
$6.02-6.02	776,708	7.4	$6.02	442,661	$6.02
$6.30-9.50	719,288	7.9	$8.69	342,526	$8.69
$11.78-15.89	547,893	8.8	$13.71	129,436	$13.09
$16.25-18.99	950,850	9.1	$16.33	11,634	$18.15

	3,489,874	8.0	$9.86	1,336,298	$5.94

As of December 31, 2006, the total intrinsic value of options outstanding and exercisable was $14.5 million and $9.5 million, respectively.  At December 31, 2006, the weighted average remaining contractual term for options vested and exercisable was 7.3 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2006:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 1, 2004	1,404,474	$1.04
Granted	1,358,778	$6.28
Exercised	(667,509)	$1.03
Cancelled	(103,033)	$4.02

Outstanding at December 31, 2004	1,992,710	$4.46
Granted	753,733	$9.88
Exercised	(196,270)	$3.14
Cancelled	(66,756)	$6.64

Outstanding at December 31, 2005	2,483,417	$6.15
Granted	1,355,290	$15.50
Exercised	(337,514)	$5.16
Cancelled	(11,319)	$10.26

Outstanding at December 31, 2006	3,489,874	$9.86

The total intrinsic value of stock option exercises during the years ended December 31, 2006, 2005 and 2004 was $3.1 million, $2.2 million and $1.1 million, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 673,096 shares to be granted.  At December 31, 2006, 273,755 shares of common stock have been issued under the Purchase Plan at an average price of $6.97 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2006
Common stock options granted and outstanding	3,489,874
Common stock options reserved for future grant	2,398,910
Common stock reserved under Purchase Plan	399,341
Total common stock shares reserved for future issuance	6,288,125

Shareholders’ Rights Plan

In February 2005, the Company entered into a Share Purchase Rights Plan (the “Rights Plan”).  Terms of the Rights Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company.  The dividend was payable on February 21, 2005 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), at a price of $100.00 per one one-hundredth of a Preferred Share, subject to adjustment.  Each one one-hundredth of a share of Preferred Shares has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share.  The description and terms of the Rights are set forth in a Rights Agreement, dated as of February 14, 2005 entered into between the Company and Mellon Investor Services LLC, as rights agent.

6. Income Taxes

Significant components of the Company’s net deferred tax assets at December 31, 2006 and 2005 are shown below (in thousands). A valuation allowance of $45.5 million and $37.0 million has been established to offset the net deferred tax assets as of December 31, 2006 and 2005, respectively, as realization of such assets is uncertain.

	Years ended
	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$33,465	$28,819
Capitalized research and development	3,976	3,309
Research and development credits	3,830	3,159
Deferred revenue	2,128	704
Stock compensation	1,176	—
Other, net	889	969

Total deferred tax assets	45,464	36,960

Total deferred tax liabilities	—	—

Net deferred tax assets	45,464	36,960
Valuation allowance for deferred tax assets	(45,464)	(36,960)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2006, 2005 and 2004, due to the following (in thousands):

	2006	2005	2004
Federal income taxes at 35%	$(8,070)	$(6,940)	$(6,900)
State income tax, net of Federal benefit	(1,324)	(963)	(793)
Tax effect on non-deductible expenses and credits	890	459	1,528
Increase in valuation allowance	8,504	7,444	6,165

	$—	$—	$—

As a result of the adoption of SFAS 123R the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2006, deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $873,000.

At December 31, 2006, the Company had federal and California tax net operating loss carryforwards of approximately $93.9 million and $25.4 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized. The Company also had federal and California research and development tax credit carryforwards of approximately $2.6 million and $1.9 million, respectively, which will begin to expire in 2019 unless previously utilized.

Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

7. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,411	$3,215	$3,204	$3,400
Total operating expenses	9,913	10,321	9,246	9,648
Net loss	(6,628)	(6,159)	(5,015)	(5,255)
Basic and diluted net loss per common share	$(0.22)	$(0.21)	$(0.17)	$(0.17)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,966	$2,022	$2,130	$2,267
Total operating expenses	7,783	7,457	7,050	8,269
Net loss	(4,592)	(5,185)	(4,663)	(5,390)
Basic and diluted net loss per common share	$(0.18)	$(0.20)	$(0.18)	$(0.19)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with Ernst & Young LLP on accounting and financial disclosure required to be reported under this Item 9.

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst &Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Senomyx, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Senomyx Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Senomyx, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Senomyx, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Senomyx, Inc. and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 20, 2007

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2007 Annual Meeting of Shareholders to be held on May 31, 2007, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

Item 10.    Directors, Executive Officers and Corporate Governance

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

The other information required by this item is incorporated by reference to the Proxy Statement under the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.    Executive Compensation

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Election of Directors” and “Certain Relationships and Related Transactions.”

Item 14.    Principle Accountant Fees and Services

The information required by this Item is incorporated by herein by reference to the information from the Proxy Statement under the section entitled “Principal Accountant Fees and Services.”

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)           1. Financial Statements

See Index to Financial Statements in Item 8 of this annual report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of this annual report on Form 10-K.

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
(2)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(2)	4.3	Form of Rights Certificate.
(2)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.7+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.8

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.9*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.10*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.11*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.
(1)	10.12*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.13*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.

(1)	10.14*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.17+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.18*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(3)	10.19*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(4)	10.20*	Second Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods Global, Inc.
(5)	10.21*	Third Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002 and April 29, 2005, between the Registrant and Kraft Foods Global, Inc.
(6)	10.22+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(7)	10.23*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.24	Seventh Amendment to Expansion Lease by and between ARE-11099 NORTH TORREY PINES, LLC, and Registrant.
(7)	10.25*

Amended and Restated Fourth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005 and July 29, 2005, between the Registrant and Kraft Foods Global, Inc.

(8)	10.26*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(8)	10.27*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(8)	10.28*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(9)	10.29	Statement dated June 9, 2006 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(10)	10.30	Description of director compensation provided to Jay Short.
(11)	10.31+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(11)	10.32+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(11)	10.33+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Harry J. Leonhardt, Esq.
(11)	10.34+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
	10.35*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
	10.36*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
	10.37*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
	10.38*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
10.39*

Fifth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005, July 29, 2005 and December 9, 2005, between the Registrant and Kraft Foods

Global, Inc.
10.40+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
10.41+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
10.42	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(2)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(3)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(4)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(5)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(6)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference.

(7)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(8)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(9)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(10)         Filed as our Current Report on Form 8-k filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 and incorporated herein by reference.

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

Dated: February 23, 2007

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

Signature	Title	Date

/S/ KENT SNYDER	President, Chief Executive Officer and Director	February 23, 2007
Kent Snyder

/S/ JOHN POYHONEN	Senior Vice President and Chief Financial and	February 23, 2007
John Poyhonen	Business Officer

/S/ MARK LESCHLY	Chairman of the Board of Directors	February 23, 2007
Mark Leschly

/S/ STEPHEN A. BLOCK	Director	February 23, 2007
Stephen A. Block, Esq.

/S/ MICHAEL HERMAN	Director	February 23, 2007
Michael E. Herman

/S/ DENNIS F. O’BRIEN	Director	February 23, 2007
Dennis F. O’Brien

/S/ JAY M. SHORT	Director	February 23, 2007
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	February 23, 2007
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(1)	3.2	Amended and Restated Bylaws as currently in effect.
(2)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(2)	4.3	Form of Rights Certificate.
(2)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.7+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.8

Expansion Lease dated November 20, 1995 between Health Science Properties, Inc. and Sequana Therapeutics, Inc., as amended, and Assignment and Assumption of Lease, dated July 12, 2000, as amended, between the Registrant and Axys Pharmaceuticals, Inc.

(1)	10.9*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.10*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.11*	Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods, Inc.
(1)	10.12*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.13*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.14*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.17+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(2)	10.18*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(3)	10.19*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(4)	10.20*	Second Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, between the Registrant and Kraft Foods Global, Inc.
(5)	10.21*	Third Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002 and April 29, 2005,

between the Registrant and Kraft Foods Global, Inc.
(6)	10.22+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(7)	10.23*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.24	Seventh Amendment to Expansion Lease by and between ARE-11099 NORTH TORREY PINES, LLC, and Registrant.
(7)	10.25*

Amended and Restated Fourth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005 and July 29, 2005, between the Registrant and Kraft Foods Global, Inc.

(8)	10.26*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(8)	10.27*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(8)	10.28*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(9)	10.29	Statement dated June 9, 2006 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(10)	10.30	Description of director compensation provided to Jay Short.
(11)	10.31+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(11)	10.32+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(11)	10.33+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Harry J. Leonhardt, Esq.
(11)	10.34+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
	10.35*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
	10.36*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
	10.37*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
	10.38*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
10.39*

Fifth Amendment to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005, July 29, 2005 and December 9, 2005, between the Registrant and Kraft Foods Global, Inc.

	10.40+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
	10.41+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
	10.42	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Kent Snyder, President, Chief Executive Officer and

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

(2)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(3)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(4)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.

(5)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference.

(6)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006 and incorporated herein by reference.

(7)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(8)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(9)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(10)         Filed as our Current Report on Form 8-k filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 and incorporated herein by reference.