Form 10-Q
period 2007-03-31
SENOMYX INC
filed 2007-05-03
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number:  000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0843840 (I.R.S. Employer Identification No.)

4767 Nexus Centre Drive San Diego, California (Address of principal executive offices)	92121 (Zip code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 30, 2007:  30,327,295

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$14,754	$21,225
Investments available-for-sale	52,840	52,879
Other current assets	2,550	1,239
Total current assets	70,144	75,343

Property and equipment, net	14,715	14,839
Total assets	$84,859	$90,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,933	$5,449
Leasehold incentive obligation	968	966
Deferred revenue	3,026	3,473
Total current liabilities	7,927	9,888

Deferred rent	867	213
Leasehold incentive obligation	8,630	8,854
Deferred revenue	1,500	1,750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2007 (unaudited) and December 31, 2006, respectively.	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2007 (unaudited) and December 31, 2006; 30,319,057 and 30,166,399 shares issued and outstanding at March 31, 2007 (unaudited) and December 31, 2006, respectively.	30	30
Additional paid-in capital	199,802	196,748
Accumulated other comprehensive loss	(18)	(18)
Accumulated deficit	(133,879)	(127,283)
Total stockholders’ equity	65,935	69,477
Total liabilities and stockholders’ equity	$84,859	$90,182

[NOTE: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006

Revenue under collaborative agreements	$3,067	$2,411
Operating expenses:
Research and development (including $548 and $736 of non-cash stock-based compensation)	6,852	6,496
General and administrative (including $1,154 and $1,039 of non-cash stock-based compensation)	3,711	3,417
Total operating expenses	10,563	9,913

Loss from operations	(7,496)	(7,502)

Interest income	900	874
Net loss	$(6,596)	$(6,628)

Net loss per share, basic and diluted	$(0.22)	$(0.22)

Shares used in calculating net loss per share, basic and diluted	30,138,447	29,605,459

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net loss	$(6,596)	$(6,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	699	332
Accretion of discount on available-for-sale securities	(637)	(124)
Amortization of leasehold incentive obligation	(222)	—
Stock-based compensation for non-employees	176	292
Stock-based compensation for employees and non-employee directors	1,526	1,483
Change in operating assets and liabilities:
Other assets	(478)	362
Accounts payable, accrued expenses and other current liabilities	(1,006)	(369)
Deferred revenue	(697)	(342)
Deferred rent	654	(149)
Net cash used in operating activities	(6,581)	(5,143)

Investing activities
Purchases of property and equipment	(1,085)	(164)
Purchases of available-for-sale securities	(28,824)	(16,273)
Maturities of available-for-sale securities	29,500	7,200
Net cash used in investing activities	(409)	(9,237)

Financing activities
Proceeds from issuance of common stock	519	628
Net cash provided by financing activities	519	628

Net decrease in cash and cash equivalents	(6,471)	(13,752)
Cash and cash equivalents at beginning of period	21,225	73,908
Cash and cash equivalents at end of period	$14,754	$60,156

Supplemental disclosure of cash flow information:
(Decrease)/increase in purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at 3/31 compared to 12/31	$(510)	$474
Proceeds from issuance of common stock in other current assets	$ 833	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be reported for the year ended December 31, 2007.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2006, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of the Company’s agreements contain multiple elements, including upfront fees, research funding, cost reimbursements, milestones, and royalties.

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.

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

Royalties to be received based on product sales made by the Company’s collaborators incorporating the Company’s products, if any, will be recognized as earned. To date, the Company has not earned any royalties.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement.  SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes available-for-sales securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

Stock-Based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three months ended March 31, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Research and development	$(378)	$(477)
General and administrative	(1,148)	(1,006)
Employee and non-employee director stock-based compensation expense	$(1,526)	$(1,483)

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted:	$(0.05)	$(0.05)

At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.5 million, which is expected to be recognized over a weighted average period of 2.0 years.  Total stock options granted during the three months ended March 31, 2007 and March 31, 2006 represented 2.5% and 3.2% of outstanding shares as of the end of each fiscal quarter, respectively.

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2007	2006
Historical:
Numerator:
Net loss (in thousands)	$(6,596)	$(6,628)
Denominator:
Weighted average common shares	30,187,593	29,740,379
Weighted average unvested common shares subject to repurchase	(49,146)	(134,920)

Denominator for basic and diluted EPS	30,138,447	29,605,459

Basic and diluted net loss per share	$(0.22)	$(0.22)

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

	Three months ended March 31,
	2007	2006

Comprehensive loss	$(6,596)	$(6,635)

2.                                      Income Tax

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $958,000.  As a result of the implementation of FIN 48, the Company recognized a $958,000 decrease in deferred tax assets and a corresponding decrease in the valuation allowance.  There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three month periods ended March 31, 2007 and 2006, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the US and various state jurisdictions.  The Company’s tax years for 2002 and forward are subject to examination by the US and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At January 1, 2007, the Company had net deferred tax assets of $44.5 million.  The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382 analysis regarding the limitation of the net operating losses and research and development credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

3.                                    Subsequent Events

On April 23, 2007, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Solae, LLC for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the new collaboration, Solae, LLC has agreed to pay the Company research fees for up to three years.  In addition, the Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $5.2 million if all milestones are met. Upon commercialization, the Company will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

On March 23, 2006, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of novel flavor ingredients in select product categories within Japan and other Asian markets. On April 24, 2007 the Company amended the agreement to expand Ajinomoto’s rights into North America. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients for the soup and bouillon, sauce and culinary aids, noodles, snack food and frozen foods product categories within the new territory. The license covers retail, food service and ingredient supply applications for the flavor ingredients. Under the terms of the new amendment, Ajinomoto has agreed to pay the Company an upfront license fee and the Company is eligible to receive a new milestone payment upon achievement of a specific goal. The combined total of the upfront license fee and new milestone payment could exceed $1.7 million if the milestone is met. Upon commercialization, the Company will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2006 included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor ingredients for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with seven of the world’s leading packaged food and beverage companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft, Nestlé and Solae, LLC.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavor ingredients.  Our current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2007 our accumulated deficit was $133.9 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In April 2007, we entered into a Collaborative Research, Development, Commercialization and License Agreement with Solae for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the new collaboration, Solae has agreed to pay us research fees for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $5.2 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

In March 2006, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of novel flavor ingredients in select product categories within Japan and other Asian markets. In April 2007 we amended the agreement to expand Ajinomoto’s rights into North America. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients for the soup and bouillon, sauce and culinary aids, noodles, snack food and frozen foods product categories within the new territory. The license covers retail, food service and ingredient supply applications for the flavor ingredients. Under the terms of the new amendment, Ajinomoto has agreed to pay us an upfront license fee and we are eligible to receive a new milestone payment upon achievement of a specific goal. The combined total of the upfront license fee and new milestone payment could exceed $1.7 million if the milestone is met. Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $3.1 million and $2.4 million during the three month periods ended March 31, 2007 and 2006, respectively.  The increase of $656,000 was primarily due to the commencement of revenue recognition in the second quarter of 2006 related to a new collaboration.  Research and development payments under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended March 31, 2007.  Research and development payments under collaborations with Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 99% of total revenue for the three months ended March 31, 2006.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.9 million and $6.5 million for the three month periods ended March 31, 2007 and 2006, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2007	2006
Salaries and personnel	$2,788	$2,230
Facilities and depreciation	1,585	1,109
Research and development supplies	894	841
Outside services	360	366
Patent and licensing	324	971
Software and supplies	237	81
Miscellaneous	116	162
Total research and development expenses (excluding non-cash stock based compensation)	6,304	5,760

Non-cash stock-based compensation	548	736
Total research and development expenses	$6,852	$6,496

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.8 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively.  The increase of $558,000 was primarily due to increases in payroll expenses of approximately $571,000, partially offset by decreases in travel and related expenses of approximately $52,000.  Our research and development staff increased from an average of 70 for the three months ended March 31, 2006 to an average of 84 for the three months ended March 31, 2007.  The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.6 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase of $476,000 was primarily attributable to an increase in depreciation expense of $272,000 primarily due to tenant improvements in our current facility being placed in service during 2006.  The increase was also attributable to an increase in rent expense of $204,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.

Research and Development Supplies.  Our expenses for supplies used in research and development were $894,000 and $841,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase of $53,000 was primarily attributable to increased expenditures for compound acquisition associated with increased screening activities.

Outside Services.  Our outside services expenses were $360,000 and $366,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease of $6,000 was primarily attributable to a decrease in costs for outsourced regulatory support activities.

Patent and Licensing.  Our patent and licensing expenses were $324,000 and $971,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease of $647,000 was primarily attributable to foreign patent filing activities conducted in the first quarter of 2006 which were not replicated in the first quarter of 2007.

Software and Supplies.  Our software and supplies expenses were $237,000 and $81,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase of $156,000 was primarily attributable to software purchased to improve the research and development technical infrastructure.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $548,000 and $736,000 for the three months ended March 31, 2007 and 2006, respectively.  The decrease of $188,000 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and the first quarter of 2007.  Options granted to employees after 2005 are accounted for on a straight-line basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.7 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively.  The $294,000 increase in expenses from the three months ended March 31, 2006 to 2007 was primarily attributable to increases in salaries and personnel, non-cash stock-based compensation expense and depreciation expenses, partially offset by a decrease in consulting expenses.  The increase in expenses for salaries and personnel of approximately $242,000 was due to increased headcount and to the impact of salary adjustments.  The increase of non-cash stock-based compensation expense of approximately $114,000 is due to expense recognized for stock option grants to employees hired in the second, third and fourth quarters of 2006, and to increased expense for initial and annual stock option grants to members of our Board of Directors.  The increase in depreciation expense of approximately $86,000 was primarily due to tenant improvements in our current facility being placed in service during 2006. The decrease in consulting expenses of approximately $190,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the first quarter of 2006.

Interest Income (Expense)

Interest income was $900,000 and $874,000 for the three months ended March 31, 2007 and 2006, respectively.  The increase of $26,000 was primarily attributable to higher average rates of return on our invested balances for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury, Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé and interest income.  As of March 31, 2007, we had received in excess of $168.0 million in proceeds from the sales of common and preferred stock.  In addition, we had received $56.8 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $8.4 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $25.2 million in license fees and non-refundable research and development payments from our collaborators.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At March 31, 2007, we had $67.6 million in cash, cash equivalents and investments available-for-sale as compared to $74.1 million at December 31, 2006, a decrease of $6.5 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $519,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Operating Activities

Operating activities used cash of $6.6 million for the three months ended March 31, 2007 compared to $5.1 million for the three months ended March 31, 2006.  Non-cash income increased $513,000 to $637,000 for the three months ended March 31, 2007 from $124,000 for the three months ended March 31, 2006.  Non-cash expenses for the three months ended March 31, 2007 increased $72,000 to $2.2 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006.  This increase was primarily due to a relative increase in depreciation expense of $367,000, partially offset by an increase in the amortization of leasehold obligation of $222,000.  Net changes in other assets used cash of $478,000 during the three months ended March 31, 2007 and provided cash of $362,000 during the three months ended March 31, 2006.  Additionally, net decreases in operating liabilities over the three months ended March 31, 2007 and 2006 used cash of $1.0 million and $860,000, respectively.

Investing Activities

Investing activities used cash of $409,000 and $9.2 million for the three months ended March 31, 2007 and 2006, respectively.  Cash used in the three months ended March 31, 2007 and 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.   In addition, in non-cash investing activities, purchases of fixed assets included in accounts payable, accrued expenses and other current liabilities decreased from $540,000 at December 31, 2006 to $30,000 at March 31, 2007, a net decrease of $510,000.  Purchases of fixed assets included in accounts payable, accrued expenses and other current liabilities increased from $0 at December 31, 2005 to $474,000 at March 31, 2006, a net increase of $474,000.

Financing Activities

Financing activities provided cash of $519,000 and $628,000 for the three months ended March 31, 2007 and 2006, respectively.  Cash provided by financing activities in the three months ended March 31, 2007 and 2006 reflects the net proceeds from the issuance or sale of common stock of $519,000 and $628,000, respectively, primarily pursuant to the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of March 31, 2007 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$26,753	$2,395	$4,960	$5,219	$14,179
License payments	366	185	127	36	18
Total	$27,119	$2,580	$5,087	$5,255	$14,197

As of March 31, 2007, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $40.3 million.  In the next nine months (through December 31, 2007), we anticipate receiving $9.9 million in license fees and non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of March 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of our agreements contain multiple elements, including upfront fees, research funding, milestones and royalties.

Revenue is deferred for fees received before earned. Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining minimum period of our performance obligations under the agreement.  Non-refundable license fees associated with future performance involving a specific program or collaboration are recognized over the period of service for that specific program or collaboration.  Non-refundable upfront fees, if not associated with our future performance, will be recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our product, if any, will be recognized as earned.  To date, we have not earned any royalties.

Stock-based Compensation Expense

We grant options to purchase our common stock to our employees and directors under our equity incentive plan. Eligible employees can also purchase shares of our common stock under our employee stock purchase plan at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  In addition, we grant options to purchase our common stock to non-employee members of our Scientific Advisory Board and other consultants under our equity incentive plan.

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.5 million for both three month periods ended March 31, 2007 and 2006. At March 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.5 million, which is expected to be recognized over a weighted average period of 2.0 years. Total stock options granted during the three months ended March 31, 2007 and March 31, 2006 represented 2.5% and 3.2% of outstanding shares as of the end of each fiscal quarter, respectively.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67.8%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2007 would increase by $0.55 per share, or 6.6%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the three months ended March 31, 2007, we have calculated an expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2007 would increase by $0.92 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.5% for the three months ended March 31, 2007) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2007 by $0.23 per share, or 2.8%.

Income Tax

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007.  The total amount of unrecognized tax benefits as of the date of adoption was $958,000.  As a result of the implementation of FIN 48, we recognized a $958,000 decrease in deferred tax assets and a corresponding decrease in the valuation allowance.  The adoption of FIN 48 did not impact our financial condition, results of operations or cash flows.

For additional information regarding the adoption of FIN 48, see Note 2, Income Taxes. For further discussion of our critical accounting estimates related to income taxes, see our annual report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements.  It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sales securities in the assets eligible for this treatment.  Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.                                            RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2006.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.*

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments and milestone payments received under collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations, unless we successfully commercialize a product candidate through these or other collaborators and earn royalties on future sales of consumer products incorporating our flavor ingredients.

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008 and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of additional specified research funding, if it terminates the agreement prior to December 2008, provided that Kraft Foods may conclude the agreement on December 9, 2007 without payment of additional research funding. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2011 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2008, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2008 but prior to April 26, 2011.  Our agreement with Cadbury Schweppes provides for research and development funding through July 2007 and gives Cadbury Schweppes the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for discovery and development funding through April 2010, and gives Solae the right to terminate the agreement without cause on April 23, 2008 upon 60 days’ prior notice, or subsequent to April 23, 2008 upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of retail and food service products, and up to 5% on our collaborators’ sales of ingredient supplies containing our flavor ingredients.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  It is possible that our collaborators will not incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields.

We do not currently have a commercialized product and cannot assure you we will have a commercialized product in the future or at all. We will be dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

If we or our collaborators are unable to obtain and maintain the GRAS determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In March 2005, we obtained a Generally Recognized as Safe, or GRAS, determination for four of our savory flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process.  In our experience with the savory program, safety studies, preparation and FEMA GRAS review took approximately 12 months and cost less than $1 million.  This experience may not be representative of the timing and cost for future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 months and cost more than $1 million depending on the properties of the flavor ingredient, and if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to packaged foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations and flavor ingredients not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

If we or our collaborators are unable to obtain and maintain the regulatory approval required before any high potency sweeteners can be incorporated into products that are sold, we would be unable to commercialize our high potency sweeteners and our business would be adversely affected.*

In the United States, the development, sale and incorporation of our high potency sweeteners into products are subject to regulation by the FDA and in some instances other government bodies. Obtaining and maintaining regulatory approval can be costly and take many years.

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

Sales of our high potency sweeteners outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. FDA approval in the United States or regulatory approval in any other jurisdiction does not ensure similar approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations and high potency sweeteners not being approved for incorporation into consumer products. These consequences would have a material adverse effect on our business financial condition and results of operations.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $6.6 million for the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of approximately $133.9 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Changes in financial accounting standards related to stock-based compensation expenses have had and are expected to have a significant effect on our reported results.*

On January 1, 2006 we adopted SFAS No. 123R, which requires that we record compensation expense in the statement of operations for stock-based payments, such as employee stock options, using the fair value method. The adoption of the standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our projected future financial results due to the variability of the factors used to establish the value of stock options.  If factors change and we employ different assumptions or different valuation methods in the application of SFAS No. 123R in future periods, the compensation expense that we record under SFAS No. 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 108 on March 31, 2007 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavor ingredients on a commercial scale.*

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

Further, because our flavor ingredients are regulated as food products under the Federal Food, Drug and Cosmetic Act, or FD&C Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the FD&C Act or the FDA’s implementing regulations, or similar regulations in other countries, may adversely affect the manufacture and/or distribution of our products in commerce.

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

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.*

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies and academic institutions have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, Cargill, Firmenich, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, NutraSweet, Pfizer, Inc., Redpoint Bio (formerly Linguagen), a wholly-owned subsidiary of Robcor Properties, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, and Virginia Commonwealth University. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

Many potential competitors, including those who have greater resources and experience than we do, may develop products or technologies that make ours obsolete or noncompetitive.*

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavor ingredients and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc. and Symrise. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio (formerly Linguagen), a wholly-owned subsidiary of Robcor Properties, Inc., that is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

We may be sued for product liability, which could adversely affect our business.*

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

If we and our collaborators commence sale of commercial products, our product liability insurance may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavor ingredients. Any indemnification we receive from such collaborators for product liability that does not arise from our flavor ingredients may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavor ingredients or products incorporating our flavor ingredients, our liability could exceed our total assets.

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

10.1+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
10.2*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
10.3	Statement dated April 12, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Senomyx, Inc.
Date: May 3, 2007	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)