Form 10-Q
period 2007-06-30
SENOMYX INC
filed 2007-08-09
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2007:  30,391,384

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$17,118	$21,225
Investments available-for-sale	45,845	52,879
Other current assets	3,096	1,239
Total current assets	66,059	75,343

Investments available-for-sale	1,998	—
Property and equipment, net	14,760	14,839
Total assets	$82,817	$90,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,017	$5,449
Leasehold incentive obligation	987	966
Deferred revenue	3,856	3,473
Total current liabilities	9,860	9,888

Deferred rent	948	213
Leasehold incentive obligation	8,555	8,854
Deferred revenue	1,250	1,750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2007 (unaudited) and December 31, 2006; 30,382,984 and 30,166,399 shares issued and outstanding at June 30, 2007 (unaudited) and December 31, 2006, respectively	30	30
Additional paid-in capital	201,916	196,748
Accumulated other comprehensive loss	(28)	(18)
Accumulated deficit	(139,714)	(127,283)
Total stockholders’ equity	62,204	69,477
Total liabilities and stockholders’ equity	$82,817	$90,182

[NOTE: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue under collaborative agreements	$3,737	$3,215	$6,804	$5,626
Operating expenses:
Research and development (including $653, $811, $1,201 and $1,547 of non-cash stock-based compensation, respectively)	6,960	6,339	13,812	12,835
General and administrative (including $1,111, $1,418, $2,265 and $2,457 of non-cash stock-based compensation, respectively)	3,467	3,982	7,178	7,399
Total operating expenses	10,427	10,321	20,990	20,234

Loss from operations	(6,690)	(7,106)	(14,186)	(14,608)

Interest income	855	947	1,755	1,821
Net loss	$(5,835)	$(6,159)	$(12,431)	$(12,787)

Net loss per share, basic and diluted	$(0.19)	$(0.21)	$(0.41)	$(0.43)

Shares used in calculating net loss per share, basic and diluted	30,315,064	29,723,611	30,227,244	29,664,861

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities
Net loss	$(12,431)	$(12,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,419	709
Accretion of discount on available-for-sale securities	(1,184)	(327)
Amortization of leasehold incentive obligation	(454)	—
Stock-based compensation for non-employees	331	571
Stock-based compensation for employees and non-employee directors	3,135	3,433
Change in operating assets and liabilities:
Other assets	(1,681)	(354)
Accounts payable, accrued expenses and other current liabilities	(305)	(119)
Deferred revenue	(117)	4,410
Deferred rent	735	(151)
Net cash used in operating activities	(10,552)	(4,615)

Investing activities
Purchases of property and equipment	(1,467)	(1,742)
Purchases of available-for-sale securities	(47,790)	(25,137)
Maturities of available-for-sale securities	54,000	26,450
Net cash provided by/(used in) investing activities	4,743	(429)

Financing activities
Proceeds from issuance of common stock	1,702	989
Net cash provided by financing activities	1,702	989

Net decrease in cash and cash equivalents	(4,107)	(4,055)
Cash and cash equivalents at beginning of period	21,225	73,908
Cash and cash equivalents at end of period	$17,118	$69,853

Supplemental disclosure of cash flow information:
(Decrease)/increase in purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at 6/30 compared to 12/31	$(127)	$53
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of facility	—	$949
Reimbursement of leasehold incentive obligation included in other assets received after period end	$ 176	$231

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be reported for the year ended December 31, 2007.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2006, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.

Stock-Based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three and six months ended June 30, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Research and development	$(502)	$(554)	$(880)	$(1,031)
General and administrative	(1,108)	(1,396)	(2,255)	(2,402)
Employee and non-employee director stock-based compensation expense	$(1,610)	$(1,950)	$(3,135)	$(3,433)

Employee and non-employee director stock-based compensation expense, per common share, basic and diluted	$(0.05)	$(0.07)	$(0.10)	$(0.12)

At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $15.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

Net Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Historical:
Numerator:
Net loss (in thousands)	$(5,835)	$(6,159)	$(12,431)	$(12,787)
Denominator:
Weighted average common shares	30,344,531	29,833,652	30,266,495	29,787,273
Weighted average unvested common shares subject to repurchase	(29,467)	(110,041)	(39,252)	(122,412)

Denominator for basic and diluted earnings per share	30,315,064	29,723,611	30,227,243	29,664,861

Basic and diluted net loss per share	$(0.19)	$(0.21)	$(0.41)	$(0.43)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Comprehensive loss	$(5,845)	$(6,154)	$(12,441)	$(12,789)

2.                                      Income Tax

On July 13, 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and six month periods ended June 30, 2007 and 2006, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions.  The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At January 1, 2007, the Company had net deferred tax assets of $44.5 million.  The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred; however, the Company plans to complete a Section 382 analysis regarding the limitation of the NOL and R&D credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date.  At this time, the Company cannot estimate how much the unrecognized tax benefits may change.  Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.  Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

3.              Subsequent Events

 In July 2007, the Company amended its Collaborative Research and License Agreement with Cadbury Adams USA, LLC, dated July 15, 2005, to extend the collaborative period for an additional twelve months, through July 15, 2008.  During the extension period, the Company will continue to work with Cadbury on the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the extension, Cadbury has agreed to pay the Company incremental research funding of up to $600,000 based on research progress during the extension period. The other payment terms, including milestones and royalties based on sales of products containing new flavor ingredients developed under the agreement, remain unchanged.

In July 2007, the Company amended its collaboration agreement, dated December 6, 2000, as amended, with Kraft Foods Global, Inc., a global leader in branded foods and beverages, to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by the Company for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.

In August 2007, the Company amended its Collaborative Research, Development, Commercialization and License Agreement, dated March 23, 2006, as amended, with Ajinomoto Co., Inc. to expand Ajinomoto’s rights into in additional product categories and geographies not previously licensed by the Company. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients in a wide variety of product categories that were not previously licensed within a respective territory including soups, sauces, instant noodles, snack foods, frozen foods and processed meats.  The new territories for these product categories include Africa, the Caribbean, Europe, Latin America, the Middle East and Oceania. Under the terms of the new amendment, Ajinomoto has agreed to pay the Company a license fee of $8.0 million.  Upon commercialization, the Company will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor ingredients for the packaged food and beverage industry.  We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with seven of the world’s leading packaged food and beverage companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae, LLC.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavor ingredients.  Our current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2007 our accumulated deficit was $139.7 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In March 2006, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of novel flavor ingredients in select product categories within Japan and other Asian markets. In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America. The expanded license provided Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients for the soup and bouillon, sauce and culinary aids, noodles, snack food and frozen foods product categories within the new territory. The license covers retail, food service and ingredient supply applications for the flavor ingredients. Under the terms of the April 2007 amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive a new milestone payment upon achievement of a specific goal. The combined total of the upfront license fee and new milestone payment could exceed $1.7 million if the milestone is met.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into in additional product categories and geographies not previously licensed by us. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients in a wide variety of product categories that were not previously licensed within a respective territory including soups, sauces, instant noodles, snack foods, frozen foods and processed meats.  The new territories for these product categories include Africa, the Caribbean, Europe, Latin America, the Middle East and Oceania. Under the terms of the new amendment, Ajinomoto has agreed to pay us a license fee of $8.0 million.  Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation for both amendments includes predetermined minimum royalties.

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

In June 2007, we announced that Nestlé SA, the world’s largest food company, has begun the initial commercial introduction of the first food products that contain our savory flavor ingredients.  Under the terms of our agreement with Nestlé, we will receive royalty payments based on sales of products containing our flavor ingredients.

In July 2007, we amended our Collaborative Research and License Agreement with Cadbury Adams USA, LLC, dated July 15, 2005, to extend the collaborative period for an additional twelve months, through July 15, 2008.  During the extension period, we will continue to work with Cadbury on the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the extension, Cadbury has agreed to pay us incremental research funding of up to $600,000 based on research progress during the extension period. The other payment terms, including milestones and royalties based on sales of products containing new flavor ingredients developed under the agreement, remain unchanged.

In July 2007, we amended our collaboration agreement, dated December 6, 2000, as amended, with Kraft Foods Global, Inc., a global leader in branded foods and beverages, to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by us for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $3.7 million and $3.2 million during the three months ended June 30, 2007 and 2006, respectively.  The increase of $522,000 was primarily due to the earnings of a milestone and the commencement of revenue recognition of a new collaboration in the second quarter of 2007.  Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the three months ended June 30, 2007.  Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2006.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.0 million and $6.3 million for the three months ended June 30, 2007 and 2006, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2007	2006
Salaries and personnel	$2,813	$2,339
Facilities and depreciation	1,315	1,157
Research and development supplies	929	1,000
Patent and licensing	721	375
Outside services	277	461
Miscellaneous	252	196
Total research and development expenses (excluding non-cash stock based compensation)	6,307	5,528

Non-cash stock-based compensation	653	811
Total research and development expenses	$6,960	$6,339

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.8 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively.  The increase of $474,000 was primarily due to increases in payroll expense of approximately $443,000.  Our research and development staff increased from an average of 76 for the three months ended June 30, 2006 to an average of 88 for the three months ended June 30, 2007.  The increase in payroll expense reflects the addition of employees to support discovery and development operations and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.3 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase of $158,000 was primarily attributable to an increase in depreciation expense of $265,000 primarily due to tenant improvements in our current facility being placed in service during the fourth quarter of 2006.  The increase was partially offset by a decrease in rent expense of $107,000 primarily due to a decrease in rent expense for our current facility compared to our former facility.

Research and Development Supplies.  Our expenses for supplies used in research and development were $929,000 and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.  The decrease of $71,000 was primarily attributable to lower compound acquisition expenses partially offset by higher discovery and development screening and other lab supplies expenses.

Patent and Licensing.  Our patent and licensing expenses were $721,000 and $375,000 for the three months ended June 30, 2007 and 2006, respectively.  The increase of $346,000 was primarily attributable to outsourced patent filing related activities associated with our expanding intellectual property portfolio.

Outside Services.  Our outside services expenses were $277,000 and $461,000 for the three months ended June 30, 2007 and 2006, respectively.  The decrease of $184,000 was primarily attributable to a decrease in costs for chemistry outsourcing, as we redeployed these resources to internal activities.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $653,000 and $811,000 for the three months ended June 30, 2007 and 2006, respectively.  The decrease of $158,000 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and the first and second quarters of 2007.  Options granted to employees after 2005 are accounted for on a straight-line basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.5 million and $4.0 million for the three months ended June 30, 2007 and 2006, respectively.  The $515,000 decrease in expenses from the three months ended June 30, 2006 to 2007 was primarily attributable to decreases in non-cash stock-based compensation expense, recruiting and relocation expenses and management consulting.  The decrease of non-cash stock-based compensation expense of approximately $307,000 is primarily due to decreases in compensation expense in 2007 compared to 2006 for stock options granted to employees prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  The decrease in expenses for recruiting of approximately $134,000 was due to the addition of key general and administrative personnel in the second quarter of 2006.  The decrease in consulting expenses of approximately $132,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the second quarter of 2006.

Interest Income (Expense)

Interest income was $855,000 and $947,000 for the three months ended June 30, 2007 and 2006, respectively.  The decrease of $92,000 was primarily attributable to lower invested balances for the three months ended June 30, 2007 compared to the same period in 2006.  The effect of these lower balances was partially offset by higher average rates of return on those invested balances for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Six Months Ended June 30, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $6.8 million and $5.6 million during the six months ended June 30, 2007 and 2006, respectively.  The increase of $1.2 million was primarily due to recognition of two quarters’ of revenue for the Ajinomoto collaboration in 2007, compared to only one quarter for 2006.  In addition, the increase was due to the earnings of a milestone and the commencement of revenue recognition in the second quarter of 2007 of a new collaboration.  Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2007.  Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 99% of total revenue for the six months ended June 30, 2006.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $13.8 million and $12.8 million for the six months ended June 30, 2007 and 2006, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2007	2006
Salaries and personnel	$5,601	$4,568
Facilities and depreciation	2,900	2,266
Research and development supplies	1,823	1,841
Patent and licensing	1,045	1,346
Outside services	637	827
Miscellaneous	605	440
Total research and development expenses (excluding non-cash stock based compensation)	12,611	11,288

Non-cash stock-based compensation	1,201	1,547
Total research and development expenses	$13,812	$12,835

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $5.6 million and $4.6 million for the six months ended June 30, 2007 and 2006, respectively.  The increase of $1.0 million was primarily due to increases in payroll expenses of approximately $1.0 million.  Our research and development staff increased from an average of 73 for the six months ended June 30, 2006 to an average of 86 for the six months ended June 30, 2007.

The increase in payroll expense reflects the addition of employees to support discovery and development operations and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.9 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase of $634,000 was primarily attributable to an increase in depreciation expense of $537,000 primarily due to tenant improvements in our current facility being placed in service during 2006.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.8 million for both of the six months ended June 30, 2007 and 2006.  The decrease of $18,000 was primarily attributable to lower compound acquisition expenses partially offset by higher discovery and development screening and other lab supplies expenses.

Patent and Licensing.  Our patent and licensing expenses were $1.0 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease of $301,000 was primarily attributable to certain outsourced foreign patent filing activities commencing late in the fourth quarter of 2005 and completed early in the second quarter 2006 which were not replicated in 2007.

Outside Services.  Our outside services expenses were $637,000 and $827,000 for the six months ended June 30, 2007 and 2006, respectively.  The decrease of $190,000 was primarily attributable to a decrease in costs for chemistry outsourcing, as we redeployed these resources to internal activities.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.2 million and $1.5 million for the six months ended June 30, 2007 and 2006, respectively.  The decrease of $346,000 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and the first two quarters of 2007.  Options granted to employees after 2005 are accounted for on a straight-line basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $7.2 million and $7.4 million for the six months ended June 30, 2007 and 2006, respectively.  The $221,000 decrease in expenses from the six months ended June 30, 2006 to 2007 was primarily attributable to decreases in consulting expenses, recruiting expenses and non-cash stock-based compensation expense, partially offset by increases in salaries and personnel costs and depreciation expenses.  The decrease in consulting expenses of approximately $321,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the first quarter of 2006.  The decrease in recruiting and relocation expenses of approximately $194,000 was due to the addition of key general and administrative personnel in the second quarter of 2006.  The decrease in non-cash stock-based compensation expense of approximately $192,000 is primarily due to decreases in compensation expense in 2007 compared to 2006 for stock options granted to employees prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  Additional expense was incurred in 2006 for modifications made to stock options granted to members leaving our Board of Directors.  No such modifications were made in 2007.  These decreases were partially offset by increases in expense related to stock options granted to employees and members of our Board of Directors during 2006 and the first two quarters of 2007.  The increase in expenses for salaries and personnel of approximately $345,000 was due to the impact of salary adjustments and to increased headcount.  The increase in depreciation expense of $164,000 was primarily due to tenant improvements in our current facility being placed in service during the fourth quarter of 2006.

Interest Income (Expense)

Interest income was $1.8 million for both of the six months ended June 30, 2007 and 2006.  The decrease of $66,000 was primarily attributable to lower invested balances for the six months ended June 30, 2007 compared to the same period in 2006.  The effect of these lower balances was partially offset by higher average rates of return on those invested balances for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae and interest income.  As of June 30, 2007, we had received in excess of $169.7 million in proceeds from the sales of common and preferred stock.  In addition, we had received $60.7 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $9.2 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $30.4 million in license fees and non-refundable research and development payments from our collaborators.  We expect to receive royalty payments from one collaborator that has commercialized products incorporating our flavor ingredients.  We may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize additional products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At June 30, 2007, we had $65.0 million in cash, cash equivalents and investments available-for-sale as compared to $74.1 million at December 31, 2006, a decrease of $9.1 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $1.7 million from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Operating Activities

Operating activities used cash of $10.6 million for the six months ended June 30, 2007 compared to $4.6 million for the six months ended June 30, 2006.  Non-cash income from the accretion of discount on available-for-sale securities increased $857,000 to $1.2 million for the six months ended June 30, 2007 from $327,000 for the six months ended June 30, 2006.  Non-cash expenses for the six months ended June 30, 2007 decreased $282,000 to $4.4 million for the six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006.  This decrease was primarily due to an increase in the amortization of leasehold obligation of $454,000 (a contra-expense) and relative decreases in both employee and non-employee stock-based compensation expense for $298,000 and $240,000, respectively.  These reductions in non-cash expenses were partially offset by a relative increase in depreciation expense of $710,000.  Net increases in other assets used cash of $1.7 million and $354,000 during the six months ended June 30, 2007 and 2006, respectively.  Additionally, net increases in operating liabilities over the six months ended June 30, 2007 and 2006 provided cash of $313,000 and $4.1 million, respectively.

Investing Activities

Investing activities provided cash of $4.7 million and used cash of $429,000 for the six months ended June 30, 2007 and 2006, respectively.  Cash provided in the six months ended June 30, 2007 reflects the maturities of available-for-sale securities purchased to obtain higher rates of interest income, partially offset by purchases of available-for-sale securities and purchases of fixed assets.  Cash used in the six months ended June 30, 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $1.7 million and $989,000 for the six months ended June 30, 2007 and 2006, respectively.  Cash provided by financing activities in the six months ended June 30, 2007 and 2006 reflects the net proceeds from the issuance or sale of common stock of $1.7 million and $989,000, respectively, pursuant to the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of June 30, 2007 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$26,676	$2,458	$5,088	$5,362	$13,768
License payments	271	128	89	36	18
Total	$26,947	$2,586	$5,177	$5,398	$13,786

As of June 30, 2007, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $45.0 million.  In the next six months (through December 31, 2007), we anticipate receiving $14.4 million in license fees  and non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of June 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of our agreements contain multiple elements, including upfront fees, research funding, milestones and royalties.

Revenue is deferred for fees received before earned. Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining period of our performance obligations under the agreement.  Non-refundable license fees associated with future performance involving a specific program or collaboration are recognized over the period of service for that specific program or collaboration.  Non-refundable upfront fees, if not associated with our future performance, are recognized when received.  Amounts received for research funding are recognized as revenues as the services are performed.  Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement.  If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence.  Royalties to be received based on product sales made by our collaborators incorporating our products, if any, will be recognized as earned.  To date, we have not earned any royalties.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.6 million and $3.1 million for the three and six months ended June 30, 2007.  Stock-based compensation expense recognized under SFAS No. 123R was $2.0 million and $3.4 million for the three and six months ended June 30, 2006. At June 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $15.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67.4%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2007 would increase by $0.59 per share, or 6.9%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the six months ended June 30, 2007, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2007 would increase by $0.97 per share, or 11.5%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.6% for the six months ended June 30, 2007) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months ended June 30, 2007 by $0.22 per share, or 2.6%.

Income Tax

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No., or FIN, 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

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

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services to be Received for Use in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of United States interest rates. Due to the nature of our investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2006 and our subsequent filings with the SEC.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.*

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, all of our revenue has been derived solely from research and development payments, milestone payments and cost reimbursement payments received under collaboration agreements with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn material royalties on future sales of consumer products incorporating our flavor ingredients.

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our agreement with Kraft Foods provides for research and development funding until December 2008 and gives Kraft Foods the right to conclude the agreement earlier for any reason upon payment to us of additional specified research funding, if it terminates the agreement prior to December 2008, provided that Kraft Foods may conclude the agreement on December 9, 2007 without payment of additional research funding. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2011 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2008, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2008 but prior to April 26, 2011.  Our agreement with Cadbury provides for research and development funding through July 2008 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for discovery and development funding through April 2010, and gives Solae the right to terminate the agreement without cause on April 23, 2008 upon 60 days’ prior notice, or subsequent to April 23, 2008 upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue would significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

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

We are dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste and cost. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $12.4 million for the six months ended June 30, 2007. As of June 30, 2007, we had an accumulated deficit of approximately $139.7 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae. In order for us to generate royalty revenue and become profitable, we must retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 112 on June 30, 2007 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies and academic institutions have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, Cargill, Duke University, Firmenich, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, Nestlé, NutraSweet, Pfizer, Inc., Redpoint Bio, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, and the University of California. To the extent any of these companies or academic institutions currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio,, that is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

Our product liability insurance may not fully cover our potential liabilities associated with the sale of commercial products incorporating any of our flavor ingredients. Inability to obtain sufficient insurance coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators for product liability or other losses they incur as a result of our flavor ingredients. Any indemnification we receive from such collaborators for product liability that does not arise from our flavor ingredients may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavor ingredients or products incorporating our flavor ingredients, our liability could exceed our total assets.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 31, 2007.  At the Annual Meeting, the individuals listed below were elected as directors and the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was ratified.

We had 30,322,036 shares of common stock outstanding and entitled to vote as of April 11, 2007, the record date for the Annual Meeting.  At the Annual Meeting, 25,452,371 shares of common stock were present in person or represented by proxy for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting for the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Abstained
Proposal 1. Election of Directors.
Stephen A. Block, Esq.	24,907,917	4,848	544,454	—
Michael E. Herman	24,626,241	286,524	826,130	—
Mark Leschly	24,592,043	320,722	860,328	—
Dennis F. O’Brien	24,910,205	2,560	542,166	—
Jay M. Short, PhD.	24,624,653	288,112	827,718	—
Kent Snyder	24,910,535	2,230	541,836	—
Christopher Twomey	24,911,095	1,670	541,276	—

Proposal 2. Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.	25,347,593	87,146	—	17,632

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to Registration Statement File No. 333-113998).

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

10.1*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.

10.2*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 9, 2007	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEn
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)