Form 10-Q
period 2007-09-30
SENOMYX INC
filed 2007-11-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2007: 30,451,072

SENOMYX, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
		[Note]
Assets
Current assets:
Cash and cash equivalents	$37,425	$21,225
Investments available-for-sale	32,350	52,879
Other current assets	2,157	1,239
Total current assets	71,932	75,343

Property and equipment, net	14,611	14,839
Total assets	$86,543	$90,182

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,498	$5,449
Leasehold incentive obligation	987	966
Deferred revenue	10,048	3,473
Total current liabilities	16,533	9,888

Deferred rent	1,010	213
Leasehold incentive obligation	8,309	8,854
Deferred revenue	1,000	1,750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2007 (unaudited) and December 31, 2006; 30,447,072 and 30,166,399 shares issued and outstanding at September 30, 2007 (unaudited) and December 31, 2006, respectively	30	30
Additional paid-in capital	204,153	196,748
Accumulated other comprehensive loss	(16)	(18)
Accumulated deficit	(144,476)	(127,283)
Total stockholders’ equity	59,691	69,477
Total liabilities and stockholders’ equity	$86,543	$90,182

[NOTE: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue under collaborative agreements	$5,053	$3,204	$11,857	$8,830
Operating expenses:
Research and development (including $776, $774, $1,977 and $2,321 of stock-based compensation, respectively)	7,668	6,143	21,480	18,978
General and administrative (including $1,056, $996, $3,321 and $3,453 of stock-based compensation, respectively)	2,999	3,103	10,177	10,502
Total operating expenses	10,667	9,246	31,657	29,480

Loss from operations	(5,614)	(6,042)	(19,800)	(20,650)

Interest income	852	1,027	2,607	2,848
Net loss	$(4,762)	$(5,015)	$(17,193)	$(17,802)

Net loss per share, basic and diluted	$(0.16)	$(0.17)	$(0.57)	$(0.60)

Shares used in calculating net loss per share, basic and diluted	30,394,177	29,857,607	30,283,499	29,729,816

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating activities
Net loss	$(17,193)	$(17,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,151	1,088
Accretion of discount on available-for-sale securities	(1,589)	(742)
Amortization of leasehold incentive obligation	(700)	—
Stock-based compensation for non-employees	565	936
Stock-based compensation for employees and non-employee directors	4,733	4,838
Change in operating assets and liabilities:
Other assets	(918)	296
Accounts payable, accrued expenses and other current liabilities	580	6
Deferred revenue	5,825	4,150
Leasehold incentive obligation	176	2,092
Deferred rent	797	(151)
Net cash used in operating activities	(5,573)	(5,289)

Investing activities
Purchases of property and equipment	(2,454)	(3,903)
Purchases of available-for-sale securities	(57,658)	(68,060)
Maturities of available-for-sale securities	79,778	33,450
Net cash provided by/(used in) investing activities	19,666	(38,513)

Financing activities
Proceeds from issuance of common stock	2,107	2,269
Net cash provided by financing activities	2,107	2,269

Net increase/(decrease) in cash and cash equivalents	16,200	(41,533)
Cash and cash equivalents at beginning of period	21,225	73,908
Cash and cash equivalents at end of period	$37,425	$32,375

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at 9/30 compared to 12/31	$9	$404
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of facility	—	$5,257

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be reported for the year ended December 31, 2007. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ending December 31, 2006, including the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services. In accordance with these agreements, the Company may be eligible for upfront fees, research funding, cost reimbursements, milestones and royalty payments.

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

Revenue from milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.

Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Royalties to be received based on product sales made by the Company’s collaborators incorporating the Company’s products, if any, will be recognized as received. To date, the Company has not earned any royalties.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has stated that it is considering a potential deferral on the application of Statement No. 157 to the fair value measurement of non-financial assets and liabilities. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

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

Stock-Based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three and nine months ended September 30, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Research and development	$(542)	$(427)	$(1,422)	$(1,458)
General and administrative	(1,056)	(978)	(3,311)	(3,380)
Employee and non-employee director stock-based compensation expense	$(1,598)	$(1,405)	$(4,733)	$(4,838)

At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $13.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Historical:
Numerator:
Net loss (in thousands)	$(4,762)	$(5,015)	$(17,193)	$(17,802)
Denominator:
Weighted average common shares	30,407,313	29,946,770	30,313,950	29,841,023
Weighted average unvested common shares subject to repurchase	(13,136)	(89,163)	(30,451)	(111,207)

Denominator for basic and diluted earnings per share	30,394,177	29,857,607	30,283,499	29,729,816

Basic and diluted net loss per share	$(0.16)	$(0.17)	$(0.57)	$(0.60)

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Comprehensive loss	$(4,750)	$(5,005)	$(17,191)	$(17,794)

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

The Company adopted the provisions of FIN 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $958,000. As a result of the implementation of FIN 48, the Company recognized a $958,000 decrease in deferred tax assets and a corresponding decrease in the valuation allowance, resulting in net deferred tax assets and an offsetting valuation allowance of $44.5 million. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and nine month periods ended September 30, 2007 and 2006, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $44.5 million. The deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryfowards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however, the Company plans to complete a Section 382 analysis regarding the limitation of the NOL and R&D credits. When this project is completed, the Company plans to update their unrecognized tax benefits under FIN 48. The Company intends to perform a comprehensive review of the components of its R&D credit. The timing for such a review has not been established by the Company. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

3.                                      Subsequent Event

On October 31, 2007, the Company received notification from Kraft Global Foods, Inc. terminating its collaboration agreement dated December 6, 2000, as amended, effective as of December 9, 2007.  The collaborative agreement with Kraft Foods covers the development of a sweet enhancer for use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.  The agreement also covers the discovery and development of novel salt enhancers to be used by Kraft Foods on a co-exclusive basis in the chilled and processed meat product category in North America.

Through October 31, 2007, the Company has received $12.7 million in license fees, research and development funding and milestone payments from all sources.  Based on the early conclusion of the Kraft Foods agreement, the Company is no longer entitled to receive research and development funding for the final year of the Kraft Foods agreement or potential milestone payments, representing a combined total of up to $3.3 million if all milestones had been achieved.  The Company does not have to reimburse Kraft Foods any monies paid to the Company.  In addition, the Company is no longer entitled to receive royalties on future net sales of products containing a discovered flavor enhancer if commercialization had occurred.  All rights previously licensed to Kraft Foods will return to the Company.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization chemistry to discover and develop novel flavor ingredients for the packaged food and beverage industry. We believe our flavor ingredients will enable packaged food and beverage companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products subsequent to the conclusion of the collaboration with Kraft Foods. Subsequent to the conclusion of the collaboration with Kraft Foods, we will have product discovery and development collaborations with six of the world’s leading packaged food and beverage companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Nestlé and Solae, LLC. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, royalties on future sales of consumer products incorporating our flavor ingredients. Our current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners and bitter taste modulators.

We have incurred significant losses since our inception in 1998 and as of September 30, 2007 our accumulated deficit was $144.5 million. We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In July 2007, we amended our collaboration agreement, dated December 6, 2000, as amended, with Kraft Foods Global, Inc., a global leader in branded foods and beverages, to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by us for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field. On October 31, 2007 we received notification from Kraft Foods terminating our collaboration agreement effective as of December 9, 2007. Under the Kraft Foods agreement, through October 31, 2007, we have received $12.7 million in license fees, research and development funding and milestone payments from all sources.  Based on the early conclusion of the Kraft Foods agreement, we are no longer entitled to receive research and development funding for the final year of the Kraft Foods agreement or potential milestone payments, representing a combined total of up to $3.3 million if all milestones had been achieved. We believe the majority of the $3.3 million would have been paid subsequent to the end of 2008.  We do not have to reimburse Kraft Foods any monies paid to us.  In addition, we are no longer entitled to receive royalties on future net sales of products containing a discovered flavor enhancer if commercialization had occurred.  All rights previously licensed to Kraft Foods will return to us.

In March 2006, the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto Co., Inc. for the discovery and commercialization of novel flavor ingredients in select product categories within Japan and other Asian markets. In August 2007, we amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies not previously licensed by us. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients in a wide variety of product categories that were not previously licensed within a respective territory including soups, sauces, instant noodles, snack foods, frozen foods and processed meats. The new territories for these product categories include Africa, the Caribbean, Europe, Latin America, the Middle East and Oceania. Under the terms of the new amendment, Ajinomoto has agreed to pay us a license fee of $8.0 million. Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation for both amendments includes predetermined minimum royalties.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $5.1 million and $3.2 million during the three months ended September 30, 2007 and 2006, respectively. The increase of $1.8 million was primarily due to the commencement of revenue recognition of new collaborations in the second and third quarters of 2007. Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2007. Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended September 30, 2006.

Research and Development Expenses

Our research and development expenses were $7.7 million and $6.1 million for the three months ended September 30, 2007 and 2006, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended September 30,
	2007	2006
Salaries and personnel	$2,934	$2,197
Facilities and depreciation	1,391	1,177
Research and development supplies	1,113	1,019
Patent and licensing	1,045	20
Outside services	238	847
Miscellaneous	171	109
Total research and development expenses (excluding stock-based compensation)	6,892	5,369

Stock-based compensation	776	774
Total research and development expenses	$7,668	$6,143

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $2.9 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $737,000 was primarily due to increases in payroll expense of approximately $587,000. Our research and development staff increased from an average of 83 for the three months ended September 30, 2006 to an average of 89 for the three months ended September 30, 2007. The increase in payroll expense reflects the addition of employees to support discovery and development operations and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.4 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $214,000 was primarily attributable to an increase in depreciation expense of $290,000 primarily due to tenant improvements in our current facility being placed in service during the fourth quarter of 2006. The increase was partially offset by a decrease in rent expense of $76,000 primarily due to the amortization of leasehold incentive obligations and to a decrease in rent expense for our current facility compared to our former facility. For a further discussion of the accounting for our leasehold incentive obligations, see our annual report on Form 10-K for the year ended December 31, 2006.

Research and Development Supplies. Our expenses for supplies used in research and development were $1.1 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. The increase of $94,000 was primarily attributable to higher discovery and development screening and other lab supplies expenses partially offset lower compound acquisition expenses.

Patent and Licensing. Our patent and licensing expenses were $1.0 million and $20,000 for the three months ended September 30, 2007 and 2006, respectively. The increase of $1.0 million was primarily attributable to outsourced patent filing related activities associated with our expanding intellectual property portfolio.

Outside Services. Our outside services expenses were $238,000 and $847,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease of $609,000 was primarily attributable to a decrease in costs for chemistry outsourcing as we redeployed these resources to internal activities.

Stock-based Compensation. Our stock-based compensation expenses were $776,000 and $774,000 for the three months ended September 30, 2007 and 2006, respectively. The increase of $2,000 was primarily attributable to increases in expense related to stock options granted to employees during 2006 and the first, second and third quarters of 2007, offset by decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period. Options granted to employees after 2005 are accounted for on a straight-line basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.0 million and $3.1 million for the three months ended September 30, 2007 and 2006, respectively. The $104,000 decrease in expenses from the three months ended September 30, 2006 to 2007 was primarily attributable to decreases in management consulting expense and facilities expense, partially offset by an increase in depreciation expense. The decrease in consulting expenses of approximately $90,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the second and third quarters of 2006. The decrease in facilities expense of approximately $74,000 was primarily due to a decrease in rent expense for our current facility compared to our former facility. The increase in depreciation expense of approximately $77,000 was primarily due to tenant improvements in our current facility being placed in service during the fourth quarter of 2006.

Interest Income

Interest income was $852,000 and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. The decrease of $175,000 was primarily attributable to lower invested balances and to lower rates of return on those balances for the three months ended September 30, 2007 compared to the same period in 2006.

Nine Months Ended September 30, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $11.9 million and $8.8 million during the nine months ended September 30, 2007 and 2006, respectively. The increase of $3.0 million was primarily due to the commencement of revenue recognition in the second quarter of 2007 of a new collaboration and the commencement of revenue recognition in the third quarter of 2007 of a new collaboration. In addition, the increase was due to the earnings of a milestone, and to the recognition of three quarters’ of revenue for the Ajinomoto collaboration in 2007, compared to only two quarters for 2006. Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the nine months ended September 30, 2007. Research and development payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the nine months ended September 30, 2006.

Research and Development Expenses

Our research and development expenses were $21.5 million and $19.0 million for the nine months ended September 30, 2007 and 2006, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2007	2006
Salaries and personnel	$8,534	$6,765
Facilities and depreciation	4,292	3,443
Research and development supplies	2,936	2,860
Patent and licensing	2,090	1,366
Outside services	875	1,674
Miscellaneous	776	549
Total research and development expenses (excluding stock based compensation)	19,503	16,657

Stock-based compensation	1,977	2,321
Total research and development expenses	$21,480	$18,978

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $8.5 million and $6.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of $1.8 million was primarily due to increases in payroll expenses of approximately $1.6 million. Our research and development staff increased from an average of 76 for the nine months ended September 30, 2006 to an average of 87 for the nine months ended September 30, 2007. The increase in payroll expense reflects the addition of employees to support discovery and development operations and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $4.3 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of $849,000 was primarily attributable to an increase in depreciation expense of $828,000 primarily due to tenant improvements in our current facility being placed in service during 2006.

Research and Development Supplies. Our expenses for supplies used in research and development were $2.9 million for the nine month periods ended September 30, 2007 and 2006. The increase of $76,000 was primarily attributable to higher discovery and development screening and other lab supplies expenses partially offset by lower compound acquisition expenses.

Patent and Licensing. Our patent and licensing expenses were $2.1 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase of $724,000 was primarily attributable outsourced patent filing related activities associated with our expanding intellectual property portfolio.

Outside Services. Our outside services expenses were $875,000 and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $799,000 was primarily attributable to a decrease in costs for chemistry outsourcing, as we redeployed these resources to internal activities.

Stock-based Compensation. Our stock-based compensation expenses were $2.0 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $344,000 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period. This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and the first three quarters of 2007. Options granted to employees after 2005 are accounted for on a straight-line basis.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $10.2 million and $10.5 million for the nine months ended September 30, 2007 and 2006, respectively. The $325,000 decrease in expenses from the nine months ended September 30, 2006 to 2007 was primarily attributable to decreases in consulting expenses and recruiting expenses, partially offset by increases in salaries and personnel costs. The decrease in consulting expenses of approximately $412,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the first quarter of 2006. The decrease in recruiting and relocation expenses of approximately $204,000 was due to the addition of key general and administrative personnel in the second quarter of 2006. The increase in expenses for salaries and personnel of approximately $398,000 was primarily due to the impact of salary adjustments.

Interest Income

Interest income was $2.6 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $241,000 was primarily attributable to lower invested balances for the nine months ended September 30, 2007 compared to the same period in 2006. The effect of these lower balances was partially offset by higher average rates of return on those invested balances for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae and interest income. As of September 30, 2007, we had received in excess of $170.1 million in proceeds from the sales of common and preferred stock. In addition, we had received $72.1 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $10.1 million in interest income. Over the remaining life of our current collaboration agreements, we may receive up to an additional $18.1 million in non-refundable research and development payments from our collaborators. We expect to receive royalty payments from Nestlé. We may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize additional products incorporating our flavor ingredients. We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At September 30, 2007, we had $69.8 million in cash, cash equivalents and investments available-for-sale as compared to $74.1 million at December 31, 2006, a decrease of $4.3 million. This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $2.1 million from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Operating Activities

Operating activities used cash of $5.6 million for the nine months ended September 30, 2007 compared to $5.3 million for the nine months ended September 30, 2006. Non-cash income from the accretion of discount on available-for-sale securities increased $847,000 to $1.6 million for the nine months ended September 30, 2007 from $742,000 for the nine months ended September 30, 2006. Non-cash expenses for the nine months ended September 30, 2007 decreased $113,000 to $6.7 million for the nine months ended September 30, 2007 from $6.9 million for the nine months ended September 30, 2006. This decrease was primarily due to an increase in the amortization of leasehold obligation of $700,000 (a contra-expense) and relative decreases in both employee and non-employee stock-based compensation expense for $105,000 and $371,000, respectively. These reductions in non-cash expenses were partially offset by a relative increase in depreciation expense of $1.1 million. Net changes in other assets used cash of $918,000 and provided cash of $296,000 during the nine months ended September 30, 2007 and 2006, respectively. Additionally, net increases in operating liabilities over the nine months ended September 30, 2007 and 2006 provided cash of $7.4 million and $6.1 million, respectively.

Investing Activities

Investing activities provided cash of $19.7 million and used cash of $38.5 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided in the nine months ended September 30, 2007 reflects the maturities of available-for-sale securities purchased to obtain higher rates of interest income, partially offset by purchases of available-for-sale securities and purchases of fixed assets. Cash used in the nine months ended September 30, 2006 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $2.1 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities in the nine months ended September 30, 2007 and 2006 reflects the net proceeds from the issuance or sale of common stock of $2.1 million and $2.3 million, respectively, pursuant to the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of September 30, 2007 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$26,090	$2,481	$5,136	$5,400	$13,073
License payments	199	94	51	36	18
Total	$26,289	$2,575	$5,187	$5,436	$13,091

As of September 30, 2007, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations. Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to additional payments which total up to $32.7 million. In the next three months (through December 31, 2007), we anticipate receiving $2.3 million in non-refundable research and development payments. We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements. In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect. We continue to pursue additional collaborations, which could result in additional revenue. We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of September 30, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services. In accordance with these agreements, we may be eligible for upfront fees, research funding, cost reimbursements, milestones and royalty payments.

Revenue is deferred for fees received before earned. Non-refundable upfront fees associated with our future performance are deferred and recognized over the remaining period of our performance obligations under the agreement. Non-refundable license fees associated with future performance involving a specific program or collaboration are recognized over the period of service for that specific program or collaboration. Non-refundable upfront fees, if not associated with our future performance, are recognized when received. Amounts received for research funding are recognized as revenues as the services are performed. Revenue from milestones is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgement from the collaborator or other persuasive evidence. Royalties to be received based on product sales made by our collaborators incorporating our products, if any, will be recognized as received. To date, we have not earned any royalties.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.6 million and $4.7 million for the three and nine months ended September 30, 2007. Stock-based compensation expense recognized under SFAS No. 123R was $1.4 million and $4.8 million for the three and nine months ended September 30, 2006. At September 30, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $13.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

For purposes of estimating the fair value of stock options granted during the nine months ended September 30, 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67.4%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107. If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2007 would increase by $0.59 per share, or 7.0%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107. For options granted during the nine months ended September 30, 2007, we have calculated a weighted average expected term of 6.0 years. If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2007 would increase by $0.97 per share, or 11.5%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.6% for the nine months ended September 30, 2007) which, if increased to 6.00%, would increase the weighted average estimated fair value of stock options granted during the three months ended September 30, 2007 by $0.22 per share, or 2.6%.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has stated that it is considering a potential deferral on the application of Statement No. 157 to the fair value measurement of non-financial assets and liabilities. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 included available-for-sale securities in the assets eligible for this treatment.  Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee. Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008. Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2011 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2008, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2008 but prior to April 26, 2011.  Our agreement with Cadbury provides for research and development funding through July 2008 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice. Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009. Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009. Our agreement with Solae provides for discovery and development funding through April 2010, and gives Solae the right to terminate the agreement without cause on April 23, 2008 upon 60 days’ prior notice, or subsequent to April 23, 2008 upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010. If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $17.2 million for the nine months ended September 30, 2007. As of September 30, 2007, we had an accumulated deficit of approximately $144.5 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, our revenue has come solely from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaboration agreements with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae. In order for us to generate royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients, from which we can derive royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., John Poyhonen, our Senior Vice President, Chief Financial and Business Officer and Sharon Wicker, our Senior Vice President and Chief Strategy Officer. All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 116 on September 30, 2007 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Many of the patent applications we and our licensors have filed have not yet been substantively examined and may not result in patents being issued.*

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. Furthermore, recent changes in rules promulgated by the United States Patent and Trademark Office may adversely affect the patentability of our and our licensors’ patent applications. As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

10.1*

Sixth Amendment dated July 18, 2007 to the Collaborative Research and License Agreement dated December 6, 2000, as amended May 2, 2002, April 29, 2005, July 29, 2005, December 9, 2005 and October 29, 2006 between Senomyx, Inc. and Kraft Foods.

10.2*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 2, 2007	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)