Form 10-K
period 2007-12-31
SENOMYX INC
filed 2008-02-14
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $351,844,000. Excludes an aggregate of 4,320,451 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2007. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of January 31, 2008, there were 30,506,900 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

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

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Cadbury Schweppes (“Cadbury”), Campbell Soup Company (“Campbell”), The Coca-Cola Company (“Coca-Cola”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and Solae LLC (“Solae”). We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

Flavor ingredients are substances that impart or modulate tastes or aromas in foods and beverages. Individuals experience the sensation of taste when flavor ingredients in food and beverage products interact with taste receptors in the mouth. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. As a result of these interactions, signals are sent to the brain where a specific taste sensation is registered. There are currently five recognized primary senses of taste: umami, which is the savory taste of glutamate, sweet, salt, bitter and sour. In addition, there are secondary taste sensations, such as cool, hot and fat.

We are currently pursuing the discovery and development of flavor ingredients through six programs focused on savory, sweet, salt, bitter and cooling taste areas.  The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added monosodium glutamate, or MSG. The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. The goals of our salt program are to enhance the taste of salt and enable a significant reduction in added salt. The goals of our bitter taste modulation program are to reduce or block bitter taste and to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goals of our high potency sweetener program are to allow for the reduction of calories in packaged foods and beverages and to enable our collaborators to use product labeling referencing “natural flavors.”  The goal of our cool flavor program is to discover novel cooling compounds for a variety of applications.

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

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2006, excluding pet food, were approximately $1.4 trillion, of which $284 billion was generated in the United States. These figures represent growth rates of approximately 5% and 3%, respectively, over 2001 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.1 trillion and sales of non-alcoholic beverages were approximately $330 billion.  Additionally, according to recent data from Euromonitor, the worldwide sales of pet food products in 2006 were approximately $30 billion.  Based on recent data from Euromonitor, Information Resources, Inc. and reports from our collaborators, we estimate that our collaborators’ combined worldwide sales in 2006 of their products that fall within their exclusive or co-exclusive product fields were over $55 billion. Our collaboration agreements for retail and food service sales provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavor ingredients. However, we do not anticipate that our collaborators will incorporate our flavor ingredients into all of their products within their exclusive product fields.

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

Taste Areas	Example Product Categories	2006 Estimated Worldwide Sales(1)	2006 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$419 billion	$19.7 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$523 billion	$18.0 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$427 billion	$9.4 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$506 billion	$7.8 billion

(1)          According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)          Based on recent data from Euromonitor, Information Resources, Inc. and reports from our collaborators.

According to Hill Consulting Group’s “Cooling Agents” report, annual sales of current cooling compounds are in the range of $400 million, and we estimate the opportunity for flavor systems incorporating improved cooling agents may be three to four times that size.

Flavor and Ingredient Supply Industry

Flavors and ingredient supplies are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavors and ingredient supplies can originate from either naturally occurring or chemically synthesized compounds. Flavors include compounds which impart a taste such as strawberry, vanilla or cool while ingredient supplies include food additives such as MSG and hydrolyzed soy protein.  Flavor ingredients may be sold as part of a flavor system or in combination with another ingredient to packaged food and beverage companies. A flavor system can be a combination or variety of flavors and ingredients, such as strawberry flavor and sweeteners.  Flavor systems can also come in several forms such as powder or liquid, and may be specially processed to increase the functionality of the flavor.

While some packaged food, beverage and ingredient companies have their own internal research and development programs, most have traditionally relied on purchases of flavor ingredients from third parties. Historically, flavor ingredients have been sold on a commodity basis by independent manufacturers who make their products broadly available to packaged food, beverage and ingredient companies on a non-exclusive basis. This has limited the ability of packaged food, beverage and ingredient companies to use flavor ingredients to differentiate their brands from competitors.

Traditionally, flavor and ingredient supply companies have discovered new flavor ingredients primarily using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. Using this approach, taste testers must physically taste each potential flavor ingredient to assess the taste characteristics of the compound. Taste testers can assess only a limited number of potential flavor ingredients at one time due to the sensory fatigue that results from repeated tasting. As a result, only a small fraction of the available universe of ingredients can be tested economically.

Flavors and ingredient supplies are regulated under provisions of the Food, Drug and Cosmetic Act (or FD&C Act) administered by the Food and Drug Administration (or FDA).  Flavor ingredients sold in countries and regions outside the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union.  For further discussion of the regulatory regime for flavor and ingredient supplies, please see the “Regulatory” section below.

High Potency Sweetener Industry

High potency sweeteners have many functions in the food and beverage industry and are used in a wide variety of consumer product categories.  High potency sweeteners are commonly found in soft drinks, juices, confectionaries, low calorie foods and chewing gum.

As is the case with flavor and ingredient supply companies, high potency sweetener companies have typically discovered new high potency sweeteners primarily using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. In other instances, as with the discovery of aspartame, high potency sweeteners have been discovered by accident.

High potency sweeteners are sold on a commodity basis by sweetener manufacturers and other third parties.  These sweeteners are broadly available to packaged food and beverage companies on a non-exclusive basis.  This has limited the ability of packaged food and beverage companies to use high potency sweeteners to differentiate their brands from competitors.  Another problem often faced by users of high potency sweeteners are the negative aspects of their taste profiles such as lingering, delayed onset and bitterness.   These limitations of current high potency sweeteners require many food and beverage manufacturers to blend high potency sweeteners together in a single product to get the desired taste profile.

While most flavor ingredients are regulated as Generally Recognized as Safe, or GRAS, substances under the provisions of the FD&C Act, in the United States, most high potency sweeteners are currently regulated as food additives which may require FDA approval prior to use in foods.  (Please see the “Regulatory” section below for a more complete description of the regulatory process.)

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2006 worldwide sales of soft drinks were approximately $280 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $280 million.

As a result of these market opportunities, packaged food, beverage and ingredient companies are constantly seeking ways to differentiate their products, demand for which can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavor ingredients can potentially provide an important way to differentiate a particular product through enhanced taste, improvements in nutritional profile or labeling, flavor ingredient exclusivity and cost of goods savings.

•                     Taste.  Product taste is a critical competitive factor for packaged food, beverage and ingredient companies. These companies seek to use flavor ingredients to improve or maintain taste while improving the nutritional profile of packaged food, beverage and ingredient products or reducing ingredient costs.

•                  Health Benefits.  Packaged food, beverage and ingredient companies are exploring ways to improve overall nutritional quality of their products. It is widely accepted that poor diet contributes to adverse health conditions such as cardiovascular disease, diabetes and obesity. To address these concerns, many companies have introduced reduced calorie, reduced sodium and reduced fat content products to the market. Flavor ingredients with specific desired characteristics provide an innovative way to reduce the levels of ingredients that may contribute to these concerns without compromising desirable taste attributes.

•                  Flavor Ingredient Exclusivity.  Failure of packaged food, beverage and ingredient companies to differentiate their brands from their competition, including private label products, may result in significant loss of market share, price pressure and erosion of profit margins. Packaged food, beverage and ingredient companies spend millions of dollars creating brands and brand images to compete with other products. Many of these competitive products contain the same or similar flavor ingredients. The limited availability of proprietary flavor ingredients makes it difficult for manufacturers to differentiate their products based on flavor ingredients.

•                  Cost of Goods Savings.  The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations, estimated worldwide sugar production in 2006 was approximately 149.1 million metric tons, and consumption was over 149.9 million metric tons.  The market value of processed sugar produced worldwide is therefore in excess of $65 billion on an annual basis, based on United States spot prices in January 2008.  Similarly, according to JapanScan, a Datamonitor Service, worldwide demand for MSG was nearly 1.7 million metric tons in 2006 at a cost of $2.4 billion. According to LMC International, worldwide demand for high-fructose corn syrup for 2007 was approximately 12.9 million metric tons at a cost of approximately $6.7 billion.  Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

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

We believe our approach will result in the discovery and development of flavor ingredients that will provide the following valuable solutions to the following key challenges faced by the packaged food, beverage and ingredient industries:

•                  Maintaining and Improving Taste.  We are developing flavor ingredients to enable our current and future collaborators to improve or maintain taste while improving the nutritional profile of packaged food, beverage and ingredient products or reducing ingredient costs.

•                  Reducing Sugar, Salt and MSG in Packaged Food, Beverage and Ingredient Products.  We are developing flavor ingredients to enable our current and future collaborators to significantly reduce the levels of sugar, salt and MSG in packaged food, beverage and ingredient products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile of packaged food, beverage and ingredient products.

•                  Blocking Undesirable Tastes.  We are discovering flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food, beverage, OTC health care products and pharmaceutical products.

•                  Overcoming Deficiencies in Certain Flavor Ingredients. We are discovering flavor ingredients with lower costs and improved properties over existing ingredients including flavor and physical properties.

•                  Identifying Natural Ingredients.  We are screening our library of natural samples isolated from plants and other natural sources to discover new natural ingredients.

•                  Obtaining Exclusive or Co-Exclusive Use of Proprietary Flavor Ingredients.  We are able to offer our current and future collaborators exclusive or co-exclusive use of our proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories. We believe this approach will assist our collaborators in differentiating their products from those of their competitors.

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

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavor ingredients. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food, Beverage and Ingredient Companies.  We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavor ingredients. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.

•                  Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, GRAS Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients. In the event that a particular flavor ingredient is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative ingredients.

•                  Pursuing Additional Collaborations and Market Opportunities.  We seek to establish additional collaborations with leading packaged food, beverage and ingredient companies to use flavor ingredients developed through our existing programs for exclusive or co-exclusive use within new packaged food, beverage and ingredient product fields. We intend to receive from future collaborators up-front fees, research and development funding, milestone payments, minimum periodic royalties and royalties on future sales of products incorporating these flavor ingredients. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavor ingredients into a particular product.

•                  Expanding Our Product Candidate Pipeline.  We will continue to focus on the discovery and development of additional flavor ingredients based on additional taste receptors to address new taste areas. We believe potential new taste receptors include the fat taste and hot taste receptors.  We also intend to improve the beneficial characteristics of our current product candidates through the development of next-generation flavor ingredients. We will also continue to consider applications of our current products and technologies outside of the packaged food, beverage and ingredient industries.

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

The key elements of our Discovery and Development process are:

•                  Proprietary Taste Receptor-Based Assay Development.  The first step in our discovery and development process is to develop proprietary assays based on human taste receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date we have developed assays to test for compounds that affect savory, sweet, salt, bitter and cooling tastes.  We are currently developing a new high-throughput assay to test for compounds that affect salt tastes.

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

•                  Optimization of Lead Compounds and Selection of Product Candidates.  The next step in our discovery and development process is to chemically enhance, or optimize, our lead compounds to allow lower amounts of the compound to be used in the finished product or improve the enhancement effect to meet the taste attribute goals of our collaborators. Optimization may also be required to enhance the safety profile or to improve the physical properties of a compound so that it is stable under manufacturing, storage and food preparation conditions. We refer to optimized compounds that provide desirable taste attributes in packaged food, beverage and ingredient product prototypes as product candidates.  When screening natural libraries, optimization involves selecting the appropriate source and developing the most efficient process to obtain the active compound.

•                  Safety Studies and Regulatory Approval of Product Candidates.  The next step in our discovery and development process is to select one or more product candidates for commercialization. We then evaluate the selected product candidate for safety. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to the United States Flavor and Extract Manufacturers Association (“FEMA”).  The FEMA review is conducted by the Expert Panel.  The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time may vary depending on the properties of the flavor ingredient.  In the United States, most high potency sweeteners are currently regulated as food additives which require FDA approval prior to use in foods.  However, no United States regulation precludes high potency sweeteners from being determined to be GRAS.  The safety data requirements for food additives and GRAS substances are the same and depend upon the anticipated human exposure to the substance or consumption, and the level of concern for potential toxicity based on the structure of the substance.  If a food additive petition is required, there is a range of potential studies which may have an estimated cost of up to $7 million and may take up to four years to complete.  Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies.  Outside the United States, the food additive approval process is generally similar to the FDA food additive petition process.

•                  Commercialization.  Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be immediately commercialized.  Our collaborators have ultimate responsibility for commercialization of Senomyx flavor ingredients in their end product offerings.  Prior to commercialization collaborators complete extensive product formulation work on targeted products.  Our collaborators validate final formulations for these products through in-house sensory evaluation as well as external in market taste tests by consumers.  Upon confirming consumer acceptance of these products, the collaborators complete activities such as production of the Senomyx flavor ingredients, packaging development and sales samples and materials, enabling the actual market launches of the products.

Our Discovery and Development Programs

We are currently pursuing the discovery and development of flavor ingredients through six programs focused on savory, sweet, salt, bitter and cooling taste areas.

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

We completed the safety assessment studies for S336 and S807 and submitted applications for GRAS determination to FEMA in December 2004.  In March 2005, the FEMA Expert Panel determined that S336 and S807 were GRAS.  In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item 1, Business – Regulatory Process.  After we achieved FEMA GRAS status for the four savory ingredients, our collaborator initiated product development efforts to identify initial applications, optimal concentrations and the development of new recipes.

During 2007, the Chinese Ministry of Health granted official regulatory approval in China for our savory flavor ingredients.  Also in 2007, our savory flavor ingredients received a positive review by the Joint FAO/WHO Expert Committee on Food Additives, or JECFA.  The JECFA determination facilitates the acceptance or approval of flavors for use in food in many countries throughout the world.

Commercialization by Collaborators

Initial market launch by Nestlé of products including our savory enhancers occurred on June 5, 2007.  Nestlé’s launch strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG.  A total of six new bouillon and culinary aid products, across four countries in the Pacific Rim and Latin America, including Brazil, were launched in 2007.  It is expected that additional launches in the dehydrated, culinary and bouillon food categories will continue to occur on a rolling basis over time.  While initial launches have focused on new products, it is expected that future launches will also include reformulated established products.

A second collaborator for the savory enhancer program continues preparation for potential future launches of products containing Senomyx’s savory ingredients.  Currently, we expect the second collaborator’s market launch of products containing our savory ingredients to occur in late 2008.

Concurrently, we are working to obtain global regulatory approvals in support of new business development activities and commercialization strategies for subsequent product launches of our savory flavor enhancers in additional countries.

Sweet Enhancer Program

The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Senomyx has identified S2383, a novel enhancer of the high-intensity sweetener sucralose, and S5742, a new sucrose, or plain sugar, enhancer.  Taste tests demonstrated that S2383 enabled up to a 75% reduction of sucralose in simple product prototypes, yet maintained the same sweet intensity without any off-tastes.  Based on the properties of S2383, we have moved S2383 into the development phase. This includes conducting product development work and safety studies to support regulatory filings. Recent progress includes successful initial safety studies and ongoing product application work.  We expect to complete this work and achieve GRAS status in late 2008.

The sucrose enhancer S5742 allowed an approximately 40% reduction of sucrose in taste tests with simple product prototypes.  In addition to this significant degree of enhancement, S5742 has key beneficial taste characteristics that allowed the taste of sucrose to be unaffected in these tests.  S5742 and related sucrose enhancers are being optimized to lower the compound concentration used to achieve this or a greater degree of enhancement. Additional work is ongoing to identify enhancers of fructose and other natural and artificial sweeteners.

Salt Enhancer Program

The goal of the salt enhancer program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.  Program activities have been focused on discovery of the primary receptor responsible for human salt taste.  Senomyx has identified and evaluated approximately 15,000 proteins found in taste buds and established detailed criteria to determine which of the proteins functions as the receptor that responds to sodium chloride (salt).  The Company believes that one of the proteins, SNMX-29, which met all of our criteria, is the primary receptor responsible for salt taste perception.  Senomyx has begun development of a high-throughput screening assay based on SNMX-29 that will be used to screen our extensive libraries to provide further verification that SNMX-29 is the human salt taste receptor and, importantly, to identify potential enhancers of salt taste.

Bitter Blocker Program

The goals of our bitter blocker program are to identify compounds that modulate or eliminate the bitter taste and to improve the overall taste characteristics of certain packaged food, beverage and ingredient products, OTC health care products and pharmaceutical products.  This involves the identification of taste receptors that respond to bitter ingredients known to be present in a variety of food and beverage ingredients, followed by the use of these receptors to discover bitter taste blockers.  In 2007, we continued to make progress identifying taste receptors that respond to bitter ingredients known to be present in a variety of food and beverages, followed by the use of these receptors to discover bitter taste blockers.  In particular, we identified S5105, which provided a statistically significant reduction in the bitterness of several variations of a collaborator’s product and other product prototypes in proof-of-concept taste tests.  S5105 is now being optimized to increase its potency.

In addition, work with another collaborator’s products has led to our discovery of taste receptors associated with the bitter taste of hydrolyzed soy protein.  Assays using these receptors have been adapted for high throughput screening and we have initiated screening to identify compounds that block the bitterness of soy products.

High Potency Sweetener Program

The goals of our high potency sweetener program are to discover and develop novel no- or low-calorie natural high potency sweeteners and to improve upon the taste and physical properties of currently marketed high potency sweeteners.  In 2007, we acquired libraries of natural products containing over 250,000 samples. Since each sample likely contains multiple compounds, we are effectively testing over 1.5 million natural compounds for their ability to activate the sweet taste receptor. Primary screening of these samples has been completed. “Hits” have been identified and are being further analyzed to identify the active compounds. Several compounds have been subjected to taste tests. We are continuing to evaluate these and other samples from our natural libraries for their ability to provide a sweet taste. The high potency sweetener program is progressing in parallel with our active efforts toward the discovery and development of sweet taste enhancers.

Cooling Flavor Program

In the fourth quarter of 2007, we initiated a new scientific program for the discovery and development of cooling agents. The goal of our cool flavor program is to discover novel cooling compounds for a variety of applications.  Previously, we developed a proprietary high-throughput screening assay using the receptor associated with cool and menthol taste sensations. This assay has been validated through the identification of several compounds that provided a cooling taste and appeared significantly more potent than menthol, WS-3 and other commonly used cooling agents in a threshold taste test for cooling. Having initiated our new collaboration with Firmenich, we have initiated screening our extensive library of compounds to discover novel cooling flavors that meet the needs of Firmenich’s customers.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food, beverage and ingredient market. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt, bitter or cool. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups or frozen foods. We have product discovery and development collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.

All of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets, cost reimbursement and royalty payments based upon future product sales in the event the collaborator commercializes a product incorporating our flavor ingredients. Certain of our current collaboration agreements also provide for upfront fees and minimum periodic royalties.  The research and development funding under each of these agreements is paid according to a fixed payment schedule. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the consumer products that may incorporate our flavor ingredients. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. Under most of our agreements, we are primarily responsible for the regulatory approval phase and a portion of the associated expenses.  We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavor ingredients. All decisions of the steering committees must be unanimous.

Each of our collaboration agreements provides that we will conduct research and development on flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also retain rights to any flavor ingredients that we discover after the respective collaborative period. In addition, in the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavor ingredients into a product, it will no longer be entitled to use, and we will have the right to license, the flavor ingredients to other packaged food, beverage and ingredient companies for use in any product field.

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement.  Our initial agreement with Ajinomoto allows Ajinomoto to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.  Cadbury Schweppes may terminate its agreement without cause upon 90 days written notice.  Campbell may only terminate its agreement without cause upon 60 days written notice, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola permits Coca-Cola to terminate the agreement upon specified major corporate events.  The collaborative period may be terminated by Coca-Cola upon 60 days written notice upon payment of a specified early conclusion fee. In the event of early conclusion, Coca-Cola will no longer be entitled to use, and we will have the right to license, any flavors or flavor enhancers discovered prior to such early conclusion to third parties for use in any product field, provided that Coca-Cola would retain non-exclusive rights in the field of non-alcoholic beverages with the exception of dry powdered beverages.  Our agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.  Our initial agreement with Nestlé gives Nestlé the right to terminate the agreement without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé gives Nestlé the right to terminate the agreement without cause on or after April 26, 2008 upon 90 days written notice, provided that it pay a specified termination fee if it terminates the agreement after April 26, 2008 but prior to the end of the collaborative period.  Our agreement with Solae allows Solae to terminate the agreement without cause on April 23, 2008 upon 60 days’ prior notice, or subsequent to April 23, 2008 upon 90 days’ prior notice, provided Solae pay additional specified research funding if Solae terminates the agreement prior to April 23, 2010.

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals.  In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive an additional milestone payment upon achievement of a specific goal.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us.  Under the terms of the August amendment, Ajinomoto has agreed to pay us an upfront license fee.  Through December 31, 2007, we have received $15.6 million in upfront fees and research and development funding and one milestone payment of $500,000.  If all milestones are achieved, and including the $16.1 million in upfront fees, research and development funding and milestone payments made through December 31, 2007, we may be entitled to up to $18.1 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payment, we have received a minimum periodic royalty payment.  This minimum periodic royalty payment is non-refundable.  Under the terms of the contract, Ajinomoto will provide us a sales report and we will record any additional calculated royalties as royalties from product sales.  There is no guarantee that we will receive any further milestone payments or royalties under these collaborations.

In October 2006, we entered into a second collaborative research, commercialization and license agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive payments upon achievement of specific milestones.  Through December 31, 2007 we have received $563,000 in research and development funding.  If all milestones are achieved, and including the $563,000 in research and development funding paid through December 31, 2007, we may be entitled to up to $2.3 million in research and development funding and milestone payments.  In addition we are entitled to receive minimum periodic royalties and, upon commercialization, royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Cadbury Schweppes

In July 2005, we entered into a collaborative research and license agreement with Cadbury Adams USA, LLC, a Cadbury Schweppes company, for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  In July 2007 we extended the collaborative period for an additional twelve months, through July 2008.  Under the terms of the collaboration, Cadbury Schweppes has agreed to pay us research funding for up to three years based on research progress during the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2007, we have received $1.9 million in research funding. If all milestones are achieved, and including the $1.9 million in research funding paid through December 31, 2007, we may be entitled to up to $3.7 million in research funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties based on sales of products containing new flavor ingredients developed under the agreement. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell, a global manufacturer and marketer of consumer food products, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the packaged food, beverage and ingredient product fields of soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments.  In February 2006, we extended the collaborative period until the earlier of March 2009 or submission for a GRAS determination, subject to earlier termination under specified circumstances.

Under the terms of the collaboration, Campbell has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2007, we have received $10.3 million in research and development funding. If all milestones are achieved, and including the $10.3 million in research and development funding paid through December 31, 2007, we may be entitled to up to $12.5 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

The Coca-Cola Company

In April 2002, we entered into a collaboration agreement with Coca-Cola, the world’s largest beverage company, to work for a three-year collaborative period with Coca-Cola for the discovery and development of specified new flavors and flavor enhancers in the product field of soft drinks and other non-alcoholic beverages. In addition, we will work with Coca-Cola on a co-exclusive basis for the discovery and development of flavor enhancers in a specified food, beverage and ingredient product field. In April 2004, we amended the agreement to extend the collaborative period until April 2008.

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2007, we have received $11.5 million in research and development funding. If all milestones are achieved, and including the $11.5 million in research and development funding paid through December 31, 2007, we may be entitled to up to $14.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Firmenich

In December 2007, we entered into a collaboration agreement with Firmenich, a global leader in providing food ingredients and flavor systems to major consumer companies for use in their brands, to work for a three-year collaborative period to discover and develop novel compounds that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.

Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones.  Upon commercialization, we will be entitled to royalties.  Through December 31, 2007, we have not received any research fees.  If all milestones are achieved, we may be entitled to up to $3.5 million.  In addition, in the event of regulatory approval of a discovered compound, we are entitled to minimum periodic royalties and in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé, the world’s largest food company, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.  In April

2005,we amended the agreement to provide for a three-year extension of the collaborative research phase.  In March 2006, we further amended the agreement to include commercialization of novel flavors and flavor enhancers in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, the Nestlé agreement has been amended to allow us to reacquire rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category, while we have reacquired certain rights in North America and other geographic regions in specified product categories.

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over six years, subject to earlier termination under specified circumstances. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2007, we have received $11.2 million in research and development funding, reimbursement of certain regulatory expenses of $339,000 and four milestone payments of $375,000 each. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $14.8 million under the initial collaboration.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to extension or earlier termination under specified circumstances.  This collaborative period has been subsequently extended to a five-and-one-half year collaborative period, subject to further extension or earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2007, we have received $5.4 million in research and development funding.  If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $15.8 million under the second collaboration.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

Solae, LLC

In April 2007, we entered into a collaboration agreement with Solae, the leading supplier of soy protein for food-based products, for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the agreement, Solae has agreed to pay us research fees for up to three years.   We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2007, we have received $621,000 in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, we may be entitled to up to $5.2 million under the collaboration agreement. In addition, in the event of commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

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

Receptor Discovery and Assay Development Technology

There are currently five recognized primary senses of taste: umami (which is the savory taste of glutamate), sweet, salt, bitter and sour. In addition, there are secondary taste sensations such as cool, hot and fat.  Scientists generally believe that each of these taste sensations is recognized by a distinct taste receptor or family of taste receptors in the mouth or on the tongue. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. The brain recognizes tastes by determining which of the numerous receptors in the mouth have been contacted by a given flavor ingredient. Savory, sweet and bitter taste ingredients bind to taste receptors specific to each taste on the surface of taste bud cells. In contrast, the taste of salt and the sour taste are thought to be recognized by taste channels that allow the passage of particular ions into the taste bud cells.  The tastes of cooling and heating are mediated by receptors found in certain nerves.

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

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  We have screened over 300,000 compounds in SweetScreenHT identified novel compounds that enhance the sweet taste of sucralose and sucrose. Our sucralose enhancer, S2383, is in the development phase. Our sucrose enhancers, including our current top compound S0739, are undergoing optimization to generate a development candidate. We are also using SweetScreenHT to identify natural compounds that could potentially function as high potency sweeteners for no-calorie or low-calorie foods and beverages.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We have characterized bitter ligands for most of the 25 T2R receptors and we are using these receptors in specific BitterScreenHT cell-based assays to discover bitter taste blockers.

•                  Salt Receptor.  Until now, the primary receptor responsible for salt taste perception had not been identified by Senomyx or in the scientific literature. Over the past year, Senomyx identified and evaluated approximately 15,000 proteins found in taste buds and established detailed criteria to determine which of these functions as the receptor that responds to sodium chloride (salt).  The

Company believes that one of the proteins, SNMX-29, met all of our criteria and is the primary receptor responsible for salt taste perception.  Senomyx has begun development of a high-throughput screening assay based on SNMX-29 that will be used to screen our extensive libraries to provide further verification that SNMX-29 is the human salt taste receptor and, importantly, to identify potential enhancers of salt taste.

•                  Cool Receptor.  The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed the CoolScreenHT assay, a high-throughput screening assay using the human TRPM8 protein, and we validated the assay using a set of known cooling agents. Furthermore, we screened a library and identified novel compounds that exhibited cooling taste effects.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavor ingredients currently comprised of over 500,000 natural samples and synthetic compounds. We intend to continue to acquire or develop additional compounds and natural samples to add to our libraries.  We have designed and selected our libraries to comprise compounds that we believe are likely to lead to safe and economical for use in packaged food and beverage products. We are using our BitterScreenHT, CoolScreenHT and SweetScreenHT assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. Our assay systems are much more sensitive than the human tongue, and can therefore be used to discover novel flavor ingredients that could not be identified using taste tests.  We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavor ingredients generated in the optimization process as the lead compound progresses to become a product candidate.

Regulatory Process

Flavoring substances, including flavor ingredients intended for use in foods and beverages in the United States, are regulated under provisions of the FD&C Act administered by the FDA. Flavor ingredients sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union.  These regulations are subject to frequent revisions and interpretation.

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

The most common types of GRAS review are:

•                  FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. In 2007, the FEMA Expert Panel published its findings on 175 new ingredients determined to be GRAS for specific flavor applications. We joined FEMA as an associate member in 2003.  We became a full active member of FEMA in 2006.  Four of our savory ingredients were determined to be GRAS by the FEMA Expert Panel in 2005.

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

•                  Facilitated Approval in Other Countries.  Approval of flavors for use outside of the United States varies widely by country. According to FEMA, seven countries, including Brazil, New Zealand and Australia, recognize ingredients on the FEMA GRAS list.  An additional set of countries recognize ingredients on the FEMA GRAS list “in principle”. These include Canada, Philippines and Turkey. Approval in these countries may require specific applications to the food safety authority of the individual countries but usually not additional safety testing.

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

License Arrangements

We have licensed rights from several companies and academic institutions, including the following:

University of California

  In March 2000, we entered into a license agreement with the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs and T2Rs. The license may be converted to a non-exclusive license, or terminated, by the University of California if we fail to meet specified milestones relating to the discovery of specified products and the sale of specified products and services. Our exclusive rights are also subject to rights granted by the University of California to the United States Government and a private medical foundation. In October 2006, we entered into an amended and restated agreement with the University of California to include certain additional related technologies.  The agreement, as originally drafted and as amended and restated, required a license issue fee, payable in installments through 2005, and calls for annual maintenance fees commencing in 2006 or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement.  The agreement will remain in effect until the expiration of the last to expire patent licensed under the agreement. We may terminate the agreement at any time, without cause, upon notice to the University of California. The University of California may terminate the agreement upon a breach of our obligations under the agreement.

Competition

Our goal is to be the leader in discovering novel flavor ingredients for use in a wide range of packaged food, beverage and ingredient products. Other companies are possibly pursuing similar technologies and the commercialization of products and services relevant to flavor ingredients. Although we are not aware of any other companies that have the scope of proprietary technologies and processes that we have developed in our field, there are a number of competitors who possess capabilities relevant to the flavor ingredient field.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, Cargill, Nutrasweet and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio, that is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP.  While we do not believe that any of these collaborations is competitive with our product discovery and development efforts, we cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

Methods for reducing sodium include the use of potassium chloride in combination with flavors and masking agents.  Although savory flavor enhancers, such as IMP, are commercially available, they are not very potent, are not patent protected and are sold as a commodity. The blocking of bitter taste is typically accomplished by attempting to mask the bitter taste with a sweetener or another flavor ingredient.  Although AMP has received GRAS determination, we do not believe this compound has been widely adopted into packaged food, beverage and ingredient products.  Existing cooling agents, such as menthol and WS3, are currently in use.   However, our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavor ingredients that are similar or preferable in the areas of, among others, effectiveness, safety, cost and ease of commercialization, and our competitors may obtain intellectual property protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development agreements with third parties in any particular field.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2007 we are the owner or the exclusive licensee of 63 issued United States patents, 117 pending United States patent applications, 50 issued foreign patents and 254 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2014 through 2024.

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

Seeking and obtaining patents may provide some degree of protection for our intellectual property. However, our patent positions are highly uncertain and may involve complex legal and factual questions. No consistent standard regarding the allowability and enforceability of claims in many of the pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we in-licensed or how we may be able to enforce our patent claims against our competitors. In addition, we may not have been the first to file patent applications for or to invent inventions relating to the technologies upon which we rely, which would preclude us from obtaining issued patents on the relevant inventions. We are aware of other companies and academic institutions which have been performing research and have applied for patents in the area of mammalian taste. In particular, other companies and academic institutions and inventor applicants  have announced that they have identified taste receptors, published data on taste receptor sequence information or have filed patent applications on receptors and their use, including Ajinomoto, the California Institute of Technology, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, Monell Chemical Senses, Mount Sinai School of Medicine, Novartis, Pfizer, Redpoint Bio, The Scripps Research Institute, Sloan Kettering, the University of California,  Virginia Commonwealth University and Wiessenbach. If any of these companies or academic institutions or inventor applicants are successful in obtaining broad patent claims, such patents could potentially block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavor ingredients into their products.  Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing and distribution costs. Our seven current collaborators, Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Firmenich, Nestlé and Solae, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

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

Employees

As of December 31, 2007, we had 118 full-time employees, including 31 with Ph.D. degrees. Of our full-time workforce, 91 employees are engaged in research and development and 27 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

Executive Officers

The following table sets forth certain information concerning our executive officers and their ages as of December 31, 2007:

Name	Age	Position
Kent Snyder	54	President, Chief Executive Officer and Director
Mark J. Zoller, Ph.D.	54	Executive Vice President of Discovery & Development and Chief Scientific Officer
John Poyhonen	47	Senior Vice President, Chief Financial and Business Officer
Sharon Wicker	52	Senior Vice President of Commercial Development and Chief Strategy Officer
David Berger (1)	38	Vice President, General Counsel and Corporate Secretary

(1)   Mr. Berger joined Senomyx January 7, 2008.

Kent Snyder, President and Chief Executive Officer, joined us in June 2003 and has served as a member of our board of directors since that time. Prior to joining us, from October 2001 to June 2003, Mr. Snyder was retired. From July 1991 to October 2001, Mr. Snyder held various marketing and sales management positions with Agouron Pharmaceuticals, Inc., a Pfizer company. Mr. Snyder was President of Global Commercial Operations at Agouron. Prior to holding the position of President of Global Commercial operations, Mr. Snyder served as Senior Vice President of Commercial Affairs and Vice President of Business Development.  Mr. Snyder is a director of Santarus, Inc., a publicly-held biopharmaceutical company, and VentiRx Pharmaceuticals, Inc., a privately-held biopharmaceutical company.  Mr. Snyder received his B.S. from the University of Kansas and his M.B.A. from Rockhurst College.

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

John Poyhonen, Senior Vice President and Chief Financial and Business Officer, joined us in October 2003 as Vice President and Chief Business Officer and was promoted in April 2004 to Vice President, Chief Financial and Business Officer.  In January 2006, he was promoted to Senior Vice President, Chief Financial and Business Officer.  From 1996 until October 2003, Mr. Poyhonen served in various sales and marketing positions for Agouron Pharmaceuticals, a Pfizer company, most recently as Vice President of National Sales. Prior to holding this position, Mr. Poyhonen served as Vice President of Marketing and Vice President of National Accounts. Mr. Poyhonen is a director of Ardea Biosciences, Inc., a publicly-held biopharmaceutical company.  Mr. Poyhonen received his B.A. in Marketing from Michigan State University and his M.B.A. from the University of Kansas.

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

David Berger, Vice President, General Counsel and Corporate Secretary, joined us in January 2008. From early 2003 through 2007 Mr. Berger was responsible for all commercial aspects of legal affairs at Biosite Incorporated, most recently as Vice President, Legal Affairs.  Prior to joining Biosite, he was an attorney at Cooley Godward Kronish LLP.  Mr. Berger received his J.D. at Stanford Law School and was granted a B.A. in Economics at the University of California, Berkeley.

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

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, substantially all of our revenue has been derived solely from research and development payments, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn material royalties on future sales of consumer products incorporating our flavor ingredients.

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2008 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005) provides for research and development funding through April 2008 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to April 18, 2008.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2011 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2008, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2008 but prior to April 26, 2011.  Our agreement with Cadbury provides for research and development funding through July 2008 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause on April 23, 2008 upon 60 days’ prior notice, or subsequent to April 23, 2008 upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement.

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

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. Because each of these agreements is exclusive or co-exclusive, we will not be able to enter into a collaboration agreement with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor ingredients useful for formulation into products.

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not the primary human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavor ingredients must also be cost-efficient for our collaborators. We may not be able to develop flavor ingredients that meet these criteria.

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

Sales of our flavor ingredients outside of the United States will be subject to foreign regulatory requirements, which are subject to change and inherent uncertainty. In most cases, whether or not a GRAS determination has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. A GRAS determination in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely and may change over time. Because of the inherent uncertainty associated with the regulatory approval process outside the United States, predicting the outcome or timing of review of any of our submissions to foreign regulatory authorities, present or in the future, is difficult. Accordingly, our estimates and forecasts for those submissions and potential approvals may not be accurate. The process of obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we experience delays or if we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of packaged food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavor ingredients that we may discover, including:

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $21.8 million for the year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of approximately $149.1 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline.

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•                  termination of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into packaged food, beverage and ingredient products;

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

Changes in financial accounting standards related to stock-based compensation expenses have had and are expected to continue to have a significant effect on our reported results.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., John Poyhonen, our Senior Vice President, Chief Financial and Business Officer, Sharon Wicker, our Senior Vice President and Chief Strategy Officer and David Berger, our Vice President, General Counsel and Corporate Secretary.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 118 on December 31, 2007 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

We will rely on third parties to manufacture our flavor ingredients on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients will depend in part on our or our collaborators’ ability to contract with third-party manufacturers of our flavor ingredients on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Our inability to find capable third-party manufacturers or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if third-party manufacturers fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

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

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. Furthermore, recent changes in rules promulgated by the United States Patent and Trademark Office may adversely affect the patentability of inventions claimed in our and our licensors’ patent applications.  As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Dendreon, Duke University, Firmenich, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, Nestlé, Novartis, NutraSweet, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, Virginia Commonwealth University and Wiessenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, Cargill, Nutrasweet and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

Savory flavor enhancers, particularly IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food, beverage and ingredient products instead of our savory flavor ingredients.  We may compete with bitter masking or bitter blocking compounds, such as AMP.  We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents.  In addition, we may compete with existing cooling agents, such as menthol and WS3, that are currently in use.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio, that is involved in research on sweetness potentiators, salt substitutes and bitter blockers, specifically AMP. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

•                  changes in our management, key personnel or members of our Board of Directors;

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $200,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs will vary each month, and we expect that these costs will be approximately $110,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2007.

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

Fiscal 2007 Quarter ended	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
High	$14.85	$16.36	$14.00	$12.40
Low	$11.26	$11.89	$10.21	$6.29

Fiscal 2006 Quarter ended	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
High	$17.08	$16.59	$15.75	$19.00
Low	$11.87	$11.36	$12.01	$12.35

The last sale price for our common stock as reported by the NASDAQ Stock Market on January 31, 2008 was $6.51 per share.  As of January 31, 2008, there were approximately 68 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2007.

Performance Measurement Comparison(1)

The following graph shows a comparison of the 42-month total cumulative returns of an investment of $100 in cash in (i) our common stock on June 22, 2004, the first trading date following our initial public offering, (ii) the Nasdaq Composite Index, U.S. Companies on May 31, 2004 and (iii) the Nasdaq Biotechnology Index on May 31, 2004.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

Among Senomyx Inc., The NASDAQ Composite Index

And the NASDAQ Biotechnology Index

*  $100 invested on 6/22/04 in stock or 5/31/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

(1)  This section is not “soliciting material,” is not deemed “filed” with the SEC, is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.    Selected Financial Data

The Statement of Operations Data and Balance Sheet Data presented below should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data included in this annual report on Form 10-K.  Amounts are in thousands, except share and per share amounts.

	Years ended December 31,
	2007	2006	2005	2004	2003
Statements of Operations Data:
Revenues:
Development revenue	$18,197	$12,230	$9,385	$8,347	$9,537
Commercial revenue	23	—	—	—	—
Total revenues	18,220	12,230	9,385	8,347	9,537
Operating expenses:
Research and development	29,874	25,393	20,330	18,318	18,095
General and administrative	13,572	13,735	10,229	10,178	9,093
Total operating expenses	43,446	39,128	30,559	28,496	27,188
Loss from operations	(25,226)	(26,898)	(21,174)	(20,149)	(17,651)
Interest income, net	3,395	3,841	1,344	435	198
Net loss	$(21,831)	$(23,057)	$(19,830)	$(19,714)	$(17,453)
Basic and diluted net loss per share(1):
Historical	$(0.72)	$(0.77)	$(0.77)	$(1.40)	$(10.03)
Pro forma				$(0.89)	$(0.97)
Shares used to compute basic and diluted net loss per share(1):
Historical	30,326,768	29,809,854	25,916,229	14,040,727	1,739,380
Pro forma				22,143,380	17,944,686

(1)

Please see Note 1 to our financial statements for an explanation of the method used to calculate the historical net loss per share and the number of shares used in the computation of the per share amounts. The pro forma basic and diluted net loss per share gives effect to the conversion of our convertible preferred stock into shares of common stock as if converted at the date of original issuance.

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$62,624	$74,104	$83,813	$40,847	$17,058
Working capital	51,977	65,455	80,178	36,841	15,160
Total assets	79,249	90,182	88,531	43,802	20,440
Accumulated deficit	(149,114)	(127,283)	(104,226)	(84,396)	(64,682)
Total stockholders’ equity	56,627	69,477	82,445	38,373	17,104

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover and develop novel flavor ingredients in the savory, sweet, salt, bitter and cool areas.  We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and may generate cost of goods savings.  We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with the ability to differentiate their products.  We have entered into product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.  We currently anticipate that we will derive all of our revenues from existing and future collaborations.  Depending upon the collaboration, our existing collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on future sales of consumer products incorporating our flavor ingredients.  Our current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2007 our accumulated deficit was $149.1 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination of any of our product discovery and development collaboration agreements;

•                  the rate at which we add personnel;

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

In March 2006, we entered into a Collaborative Research, Development, Commercialization and License Agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients in select product categories within Japan and other Asian markets. In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America. The expanded license provided Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients for the soup and bouillon, sauce and culinary aids, noodles, snack food and frozen foods product categories within the new territory. The license covers retail, food service and ingredient supply applications for the flavor ingredients. In August 2007, we further amended the agreement to expand Ajinomoto’s rights into in additional product categories and geographies not previously licensed by us. The expanded license will provide Ajinomoto with exclusive rights on the development and commercialization of certain existing flavor ingredients in a wide variety of product categories that were not previously licensed within a respective territory including soups, sauces, instant noodles, snack foods, frozen foods and processed meats.  The new territories for these product categories include Africa, the Caribbean, Europe, Latin America, the Middle East and Oceania.  Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement. In addition, the royalty obligation for both amendments includes predetermined minimum royalties.

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

In June 2007, we announced that Nestlé, the world’s largest food company, has begun the initial commercial introduction of the first food products that contain our savory flavor ingredients.  Under the terms of our agreement with Nestlé, we receive royalty payments based on sales of products containing our flavor ingredients.

In July 2007, we amended our Collaborative Research and License Agreement with Cadbury dated July 15, 2005, to extend the collaborative period for an additional twelve months, through July 15, 2008.  During the extension period, we will continue to work with Cadbury on the discovery and commercialization of new flavor ingredients in the gum confectionary area.

In July 2007, we amended our collaboration agreement, dated December 6, 2000, as amended, with Kraft Foods Global, Inc., or Kraft Foods, a global leader in branded foods and beverages, to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by us for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.    On October 31, 2007 we received notification from Kraft Foods terminating our collaboration agreement effective as of December 9, 2007.  All rights previously licensed to Kraft Foods returned to us upon such termination.

In January 2008, we announced that we entered into a Collaborative Research, Development, Commercialization and License Agreement with Firmenich for novel flavor ingredients intended to provide a cooling taste effect.  Under the terms of the agreement, Firmenich has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $3.5 million if all milestones are met. Upon commercialization, we will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments and royalty payments under our product discovery and development collaboration agreements. As of December 31, 2007, we have recognized cumulative revenue under our collaborations of $67.4 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

From our inception date to the present, research and development payments represented the primary source of our revenue. Based on current collaborations, we anticipate that substantially all of our revenues in the near future will be derived from research and development payments.  We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

In addition, as our collaborators launch products incorporating our flavor ingredients, we receive minimum periodic royalties and royalty payments based upon the sales of those products, which in the future could be significantly larger than research and development funding or milestone payments. In order for us to generate material royalty revenue and become profitable, we must retain our existing or establish new product discovery and development collaborations and our collaborators must commercialize products incorporating one or more of our flavor ingredients. Our ability to generate material royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patent and licensing, outside services and non-cash stock-based compensation expenses. We charge research and development expenses to operations as incurred.

The research and development payments we have received from our collaboration agreements historically have not covered all of our research and development expenses. We expect that our research and development expenses are likely to increase in the future as a result of our existing product discovery and development collaborations, internal product discovery and development activities and technology development and any expansion of these activities.

At this time, due to the risks inherent in the discovery of flavor ingredients, we are unable to estimate with any certainty the costs we will incur in the continued development of our flavor ingredients for commercialization.  We anticipate that we will make determinations regarding the research and development projects to pursue and the funding of each project on an ongoing basis in response to the progress of each discovery and development program, as well as an ongoing assessment of its market potential. We cannot be certain when any material net cash inflow from the commercialization of our flavor ingredients will commence.

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

General and Administrative

General and administrative expenses consist primarily of salaries and other personnel-related expenses related to business development, legal, financial, commercial development and other administrative functions and Sarbanes-Oxley compliance.  General and administrative expenses also include non-cash stock-based compensation expenses.   We expect that our general and administrative expenses are likely to increase in the future as a result of supporting additional commercial development activities, business development and research and development.

Results of Operations

Years Ended December 31, 2007, 2006 and 2005

Revenue Under Collaboration Agreements

We recorded revenue of $18.2 million, $12.2 million and $9.4 million during the years ended December 31, 2007, 2006 and 2005, respectively.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Firmenich, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2007.  The increase of $6.0 million from 2006 to 2007 was primarily due to revenue recognized related to amendments of existing collaborations.   Research and development payments, upfront fees and milestone payments under collaborations with Ajinomoto, Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2006.  Research and development payments, reimbursement of certain regulatory expenses, upfront fees and milestone payments under collaborations with Cadbury Schweppes, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2005.  The increase of $2.8 million from 2005 to 2006 was primarily due to revenue recognized for new collaborations.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $29.9 million, $25.4 million and $20.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Salaries and personnel	$11,535	$9,133	$7,685
Facilities and depreciation	5,721	5,133	4,568
Research and development supplies	5,047	3,328	2,742
Non-cash stock-based compensation	2,588	3,048	2,647
Patent and licensing	2,503	1,854	1,406
Outside services	1,521	2,202	806
Miscellaneous	959	695	476
Total research and development expenses	$29,874	$25,393	$20,330

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $11.5 million, $9.1 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in salaries and personnel expenses is primarily due to the addition of staff to support research and development operations.  Our research and development staff increased from an average of 79 for the year ended December 31, 2006 to and average of 88 for the year ended December 31, 2007.  In addition, the increase in salaries and personnel expenses was due to the impact of annual salary adjustments.  Our research and development staff increased from an average of 61 for the year ended December 31, 2005 to an average of 79 for the year ended December 31, 2006.  The increase in staff was primarily to support the identification and optimization of product candidates from our discovery and development programs and to support increasing activities in product development and research management.

Facilities and Depreciation.    Our facilities and depreciation expenses were $5.7 million, $5.1 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase of $588,000 from 2006 to 2007 was primarily attributable to an increase in depreciation expense of $1.1 million primarily due to tenant improvements in our current facility being placed in service during 2006 and being depreciated for an entire year in 2007, as compared to only part of a year for 2006, partially offset by a decrease in our facilities expenses of $511,000 due to decreased rent expense for our new facility as compared to our former facility.  We relocated to our new facility in November 2006.  The increase of $565,000 from 2005 to 2006 was primarily attributable to increased depreciation expense due to the addition of new scientific equipment and costs associated with the move to the new facility in the fourth quarter of 2006.

Research and Development Supplies.  Our expenses for supplies used in research and development were $5.0 million, $3.3 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase of $1.7 million from 2006 to 2007 was primarily attributable to higher research and development screening and other lab supplies expenses and to higher compound acquisition expenses.  The increase of $586,000 from 2005 to 2006 was primarily attributable to increased purchases of scientific supplies and compound acquisition expenses associated with increased screening activity in 2006.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $2.6 million, $3.0 million and $2.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease of $459,000 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and 2007.  Options granted to employees after 2005 are accounted for on a straight-line basis.  The increase of $401,000 from 2005 to 2006 was primarily due to an increase in compensation expense in 2006 compared to 2005 for stock options granted to employees, partially offset by a decrease in compensation expense for stock options granted to non-employees.  The increase in employee-related stock-based compensation expense was due to our adoption of Financial Accounting Standards Board, or FASB, SFAS No. 123R, Share Based

Payment, in the first quarter of 2006.

Patent and Licensing.  Our patent and licensing expenses were $2.5 million, $1.9 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The increase of $649,000 from 2006 to 2007 was primarily attributable to outsourced patent filing related activities associated with our expanding intellectual property portfolio.  The increase of $448,000 from 2005 to 2006 was primarily attributable to certain foreign patent activities commencing in the fourth quarter of 2005 and completed in the second quarter of 2006.

Outside Services.  Our outside services expenses were $1.5 million, $2.2 million and $806,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease of $681,000 from 2006 to 2007 was primarily attributable to a decrease in costs for chemistry outsourcing, as we redeployed these resources to internal activities.  The increase of $1.4 million from 2005 to 2006 was primarily attributable to an increase in costs incurred for chemistry and product development outsourcing.

General and Administrative Expenses

Our general and administrative expenses (including non-cash stock-based compensation expenses charged to general and administrative) were $13.6 million, $13.7 million and $10.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The $163,000 decrease in expenses from 2006 to 2007 was primarily attributable to decreases in consulting expenses, non-cash stock-based compensation expenses and recruiting and relocation expenses, partially offset by increases in salaries and personnel costs.  The decrease in consulting expenses of approximately $356,000 from 2006 to 2007 was due to the one-time use of strategic planning consultants in the first quarter of 2006.  The decrease in non-cash stock-based compensation expense of approximately $225,000 was due to stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and 2007.  The decrease in recruiting and relocation expenses of approximately $167,000 was due to the addition of key general and administrative personnel in the second quarter of 2006.  The increase in expenses for salaries and personnel of approximately $599,000 was primarily due to the impact of salary adjustments.

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

Interest Income

Interest income was $3.4 million, $3.8 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  The decrease of $446,000 was primarily attributable to less cash invested for 2007 compared to 2006 that was partially offset by higher average rates of return on those invested balances for 2007 compared to 2006.  The increase of $2.5 million from 2005 to 2006 was primarily attributable to our higher average cash balances for the year ended December 31, 2006 as a result of our November 2005 public offering of common stock, and to higher rates of return on those balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of December 31, 2007 we had received in excess of $169.6 million in proceeds from the sales of common and preferred stock.  In addition, we had received $73.2 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $10.9 million in interest income.  As of December 31, 2007, over the remaining life of our current collaboration agreements, we expect to receive an additional $17.7 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At December 31, 2007, we had $62.6 million in cash, cash equivalents and investments available-for-sale as compared to $74.1 million at December 31, 2006, a decrease of $11.5 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $12.4 million for the year ended December 31, 2007 compared to $8.1 million for the year ended December 31, 2006.  Operating cash flow in 2007 compared to the prior year reflects a decrease in our net loss of $1.2 million.  Non-cash expenses decreased $658,000 to $6.9 million for the year ended December 31, 2007 from $7.6 million for the year ended December 31, 2006.  The decrease in non-cash operating expenses was primarily due to an increase in the amortization of leasehold obligation of $867,000 (a contra-expense), relative decreases in both non-employee and employee non-cash stock-based compensation expense for $591,000 and $93,000, respectively, and an increase in accretion of discount on available-for-sale securities of $490,000.  These reductions in non-cash expenses were partially offset by a relative increase in depreciation expense of $1.4 million.  Net changes in other current assets used cash of $810,000 for the year ended December 31, 2007, while net decreases in other current assets provided cash of $1.1 million for the year ended December 31, 2006.  Net increases in operating liabilities provided cash of $3.4 million and $6.4 million for the years ended December 31, 2007 and 2006, respectively.

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

Investing Activities

Investing activities provided cash of $9.0 million for the year ended December 31, 2007.  Cash provided in 2007 reflects the maturities of available-for-sale securities of $104.8 million.  These maturities were partially offset by purchases of available-for-sale securities of $92.6 million and purchases of property and equipment of $3.2 million for newly hired employees and for the new facility.

Investing activities used cash of $47.2 million for the year ended December 31, 2006.  Cash used in 2006 reflects the purchases of available-for-sale securities of $110.2 million and purchases of property and equipment of $5.7 million for newly hired employees and for the new facility.  These purchases were partially offset by the maturities of available-for-sale securities of $68.7 million.

Investing activities provided cash of $12.1 million for the year ended December 31, 2005.  Cash provided in 2005 reflects the maturities of available-for-sale securities of $45.8 million, offset by purchases of available-for-sale securities of $31.8 million with the proceeds from our public offering in November 2005 to obtain higher rates of interest income.

Financing Activities

Financing activities provided cash of $2.1 million, $2.6 million and $58.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Cash provided by financing activities in 2007 reflects the net proceeds from the sale of common stock of $2.1 million, primarily from the exercise of stock options.  Cash provided by financing activities in 2006 reflects the net proceeds from the sale of common stock of $2.6 million, primarily from the exercise of stock options.  Cash provided by financing activities in 2005 reflects the net proceeds from the sale of common stock of $58.7 million, primarily from the sale of common stock during our November 2005 public offering of common stock.

As of December 31, 2007 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$25,478	$2,494	$5,166	$5,439	$12,379
License payments	68	53	15	—	—
Total	$25,546	$2,547	$5,181	$5,439	$12,379

As of December 31, 2007, we had no long-term debt obligations.

As of December 31, 2007, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $1.4 million.  In the next twelve months, we also plan to spend approximately $3.0 to $3.5 million on capital expenditures.

Our license agreement with the University of California calls for annual maintenance fees commencing in 2006 or royalties or service revenues on sales of any products developed using technologies licensed under the agreement.  Royalties are calculated as a percentage of covered sales.  The agreement specifies minimum periodic royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  As of December 31, 2007, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $31.1 million.  In 2008, we anticipate receiving $8.8 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  This does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercialization milestones, minimum periodic royalty payments and royalty payments.

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.

Non-refundable license fees, if not associated with future performance, are recognized when received. Non-refundable license fees, if associated with future performance, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.

Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.

Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved,

provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.

Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by our collaborators incorporating our flavor ingredients.

Revenue from commercialization milestones is recognized over the royalty term.

Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms vary between collaborations and collaborators and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.

Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.

Royalties on product sales made by our collaborators incorporating our flavor ingredients are recognized when received, which is generally expected to be one quarter in arrears.

As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, substantially all of our commercial revenues have been related to minimum periodic royalty payments.

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

For the year ended December 31, 2005, prior to the adoption of SFAS 123R, we recorded deferred compensation for stock options and stock awards granted equal to the difference between the exercise price and the fair value of our common stock on the date of grant as determined for the purpose of recording our initial public offering, or IPO, cheap stock calculation. We recorded options or awards issued to non-employees at their fair value in accordance with the SFAS 123, Accounting for Stock-Based Compensation, and periodically remeasure them in accordance with EITF 96-18 and recognize them over the service period.  Deferred compensation amounts were recorded as a component of stockholders’ equity and amortized, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. We recorded employee and non-employee stock-based compensation expense of $5.3 million for the year ended December 31, 2005.

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

Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123R with a modified prospective application which provides for certain changes to the method for valuing stock-based compensation. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 were $6.2 million and $6.3 million, respectively. At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.8 million, which is expected to be recognized over a weighted average period of 1.9 years. Total stock options granted to employees and non-employee directors during the years ended December 31, 2007, 2006 and 2005 represented 3.6%, 4.1% and 2.5%, respectively, of outstanding shares as of the end of each fiscal year.

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

For purposes of estimating the fair value of stock options granted during 2007 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 67.3%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the year ended December 31, 2007 would increase by $0.59 per share, or 7%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the year ended December 31, 2007, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the year ended December 31, 2007 would increase by $0.96 per share, or 11%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 4.6% for the year ended December 31, 2007) which, if increased to 6.0%, would increase the weighted average estimated fair value of stock options granted during the year ended December 31, 2007 by $0.22 per share, or 3%.

For 2007 and 2006, we have reduced stock-based compensation expense recognized in the Statement of Operations for 2007 and 2006 to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 3.7% and 7.2% for the years ended December 31, 2007 and 2006, respectively, based on historical experience.  To date, we have not required any materials adjustments to our expected forfeitures.  In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

Leasehold Incentive Obligation

In conjunction with our lease of our facility, we received a tenant improvement allowance of up to $155 per square foot, or $10.1 million.  As the tenant improvements were constructed, we recorded both the covered tenant improvements (as property and equipment) and an offsetting leasehold incentive obligation on our balance sheet.  As construction on the facility has been completed and we have taken occupancy of the new facility, we are recording depreciation expense to depreciate the covered tenant improvements and recording an offsetting reduction to rent expense to amortize the leasehold incentive obligation over the initial term of the facility lease, in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007, and we commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, we recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2007 was $958,000.  As of December 31, 2007 we have not yet completed our analysis of the deferred tax assets for net operating losses of $33.5 million and research and development credits of $3.8 million generated in years prior to 2007 and net operating losses of $3.6 million and research and development credits of $559,000 generated in 2007.   As such, we removed these amounts and the offsetting valuation allowance from our deferred tax assets.  We are in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. For additional information regarding the adoption of FIN 48 and for further discussion of our critical accounting estimates related to income taxes, see Note 6, Income Taxes.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at our election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes available-for-sale securities in the assets eligible for this treatment.  Currently, we record the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  We do not expect the adoption of SFAS No. 159 to have a material impact on our financial statements.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.  As our collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, we do not expect the adoption of EITF Issue No. 07-1 to have a material impact on our financial statements.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006, Senomyx, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock-Based Compensation.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 11, 2008

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2007	2006
Assets:
Current assets:

Cash and cash equivalents	$19,983	$21,225
Investments available-for-sale	42,641	52,879
Other current assets	2,090	1,239

Total current assets	64,714	75,343

Property and equipment, net	14,535	14,839

Total assets	$79,249	$90,182

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$5,779	$5,410
Other current liabilities	—	39
Leasehold incentive obligation	987	966
Deferred revenue	5,971	3,473

Total current liabilities	12,737	9,888

Deferred rent	1,073	213
Leasehold incentive obligation	8,062	8,854
Deferred revenue	750	1,750

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $.001 par value, 120,000,000 shares authorized; 30,476,072 and 30,166,399 shares issued and outstanding at December 31, 2007 and 2006, respectively	30	30
Additional paid-in-capital	205,697	196,748
Accumulated other comprehensive gain/(loss)	14	(18)
Accumulated deficit	(149,114)	(127,283)

Total stockholders’ equity	56,627	69,477

Total liability and stockholders’ equity	$79,249	$90,182

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005

Revenues:
Development revenues	$18,197	$12,230	$9,385
Commercial revenues	23	—	—

Total revenues	18,220	12,230	9,385

Operating expenses:
Research and development (including $2,588, $3,048 and $2,647 of non-cash stock-based compensation, respectively)	29,874	25,393	20,330
General and administrative (including $4,233, $4,457 and $2,701 of non-cash stock-based compensation, respectively)	13,572	13,735	10,229

Total operating expenses	43,446	39,128	30,559

Loss from operations	(25,226)	(26,898)	(21,174)

Interest income	3,395	3,841	1,344

Net loss	$(21,831)	$(23,057)	$(19,830)

Basic and diluted net loss per share	$(0.72)	$(0.77)	$(0.77)

Shares used to compute basic and diluted net loss per share	30,326,768	29,809,854	25,916,229

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Deferred	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	gain/(loss)	deficit	equity

Balance at December 31, 2004	25,309,565	$25	$126,243	$(3,492)	$(7)	$(84,396)	$38,373

Issuance of common stock related to the exercise of options	196,270	1	617	—	—	—	618

Issuance of common stock related to employee stock plan purchases	123,567	—	640	—	—	—	640
Issuance of common stock in a public offering, net of issuance costs	4,049,295	4	57,294	—	—	—	57,298
Compensation related to stock options issued to consultants	—	—	2,870	—	—	—	2,870
Compensation related to acceleration of vesting of stock option issued to director	—	—	128	—	—	—	128

Amortization of deferred compensation	—	—	—	2,349	—	—	2,349
Comprehensive loss:

Unrealized loss on investments	—	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	—	(19,830)	(19,830)
Comprehensive loss	—	—	—	—	—	—	(19,831)

Balance at December 31, 2005	29,678,697	30	187,792	(1,143)	(8)	(104,226)	82,445

Issuance of common stock related to the exercise of options	337,514	—	1,733	—	—	—	1,733

Issuance of common stock related to employee stock plan purchases	150,188	—	861	—	—	—	861

Compensation related to stock options granted to consultants	—	—	1,193	—	—	—	1,193

Compensation related to stock options granted to employees and non-employee directors	—	—	6,312	—	—	—	6,312

Reduction of deferred compensation due to adoption of SFAS 123(R)	—	—	(1,143)	1,143	—	—	—
Comprehensive loss:

Unrealized loss on investments	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(23,057)	(23,057)
Comprehensive loss	—	—	—	—	—	—	(23,067)
Balance at December 31, 2006	30,166,399	30	196,748	—	(18)	(127,283)	69,477

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Deferred	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	gain/(loss)	deficit	equity

Balance at December 31, 2006	30,166,399	$30	$196,748	$—	$(18)	$(127,283)	$69,477

Issuance of common stock related to the exercise of options	230,492	—	1,285	—	—	—	1,285

Issuance of common stock related to employee stock plan purchases	79,181	—	843	—	—	—	843

Compensation related to stock options granted to consultants	—	—	602	—	—	—	602

Compensation related to stock options granted to employees and non-employee directors	—	—	6,219	—	—	—	6,219
Comprehensive loss:

Unrealized gain on investments	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(21,831)	(21,831)
Comprehensive loss	—	—	—	—	—	—	(21,799)

Balance at December 31, 2007	30,476,072	$30	$205,697	$—	$14	$(149,114)	$56,627

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2007	2006	2005
Operating Activities
Net loss	$(21,831)	$(23,057)	$(19,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,967	1,584	1,215
Accretion of discount on available-for-sale securities	(1,917)	(1,427)	(215)
Amortization of leasehold incentive obligation	(947)	(80)	—
Stock-based compensation for employees and non-employee directors	6,219	6,312	—
Amortization of deferred stock-based compensation	—	—	2,349
Stock-based compensation for non-employees	602	1,193	2,998
Change in operating assets and liabilities:
Other current assets	(810)	1,061	(978)
Accounts payable and accrued expenses	833	702	711
Deferred revenue	1,498	3,495	(130)
Deferred rent	860	62	(59)
Leasehold incentive obligation	176	2,092	—
Net cash used in operating activities	(12,350)	(8,063)	(13,939)

Investing activities
Purchases of property and equipment	(3,166)	(5,657)	(1,941)
Proceeds from sale of property and equipment	—	—	84
Purchases of available-for-sale securities	(92,632)	(110,207)	(31,813)
Maturities of available-for-sale securities	104,778	68,650	45,775
Net cash provided by (used in) investing activities	8,980	(47,214)	12,105

Financing activities
Proceeds from issuance of common stock	2,128	2,594	58,657
Net cash provided by financing activities	2,128	2,594	58,657

Net (decrease) increase in cash and cash equivalents	(1,242)	(52,683)	56,823
Cash and cash equivalents at beginning of year	21,225	73,908	17,085
Cash and cash equivalents at end of year	$19,983	$21,225	$73,908

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$37	$540	$34
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of new facility	—	$7,808	—
Proceeds from issuance of common stock (net) included in accounts payable, accrued expenses and other current liabilities	—	—	$101

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is a leading company focused on using proprietary taste receptor-based assays, screening technologies and optimization techniques to discover and develop novel flavors, flavor enhancers and taste modulators for the packaged food, beverage and ingredient industries. The Company has product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Cadbury Schweppes (“Cadbury”), Campbell Soup Company (“Campbell”), The Coca-Cola Company (“Coca-Cola”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and Solae LLC (“Solae”).  The Company’s collaboration agreements provide for upfront license fees, research and development funding, reimbursement of certain regulatory costs, milestone payments if the Company achieves development or commercialization goals, minimum periodic royalties and royalties on sales of consumer products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

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

Investments Available-for-Sale

The Company’s surplus cash is invested in commercial paper, corporate notes and United States government agency bonds with maturity dates of one year or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators. For the year ended December 31, 2007, revenues from its three largest collaborators accounted for 80% of total revenues.  For the year ended December 31, 2006, revenues from its four largest collaborators accounted for 87% of total revenues.  For the year ended December 31, 2005, revenues from its four largest collaborators accounted for 96% of total revenues.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain.  The Company includes all patent costs related to the filing of patents on developments in Research and Development expenses.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2007.

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the facility occupied by the Company (the “Nexus Lease”), the Company received a tenant improvement allowance of $155 per square foot leased, or $10.1 million.  As the tenant improvements were constructed, the Company recorded both the covered tenant improvements (as property and equipment) and an offsetting leasehold incentive obligation on the Company’s balance sheet.  Through the initial term of the Nexus Lease, the Company records depreciation expense to depreciate the tenant improvements and records an offsetting reduction to rent expense (to amortize the leasehold incentive obligation), in accordance with FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercialization milestones, minimum periodic royalty payments and royalty payments.

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.

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

Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.

Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients.

Revenue from commercialization milestones is recognized over the royalty term.

Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms vary between collaborations and collaborators and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, the Company is not required to refund the difference.

Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.

Royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients are recognized when received which is generally expected to be one quarter in arrears.

As applicable, commercial revenues are reported net of royalties payable under the Company’s third party licensing agreements.  To date, substantially all of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, patents and licenses and outside services.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive loss, as of December 31, 2007 and 2006, consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

For the year ended December 31, 2005, prior to the adoption of SFAS 123R, Share-Based Payment, the Company recorded deferred compensation for stock options and stock awards granted to employees and non-employee directors equal to the difference between the exercise price and the fair value of the Company’s common stock on the date of grant as determined for the purpose of recording the Company’s initial public offering (“IPO”) cheap stock calculation. The Company recorded options or awards issued to non-employees at their fair value in accordance with the SFAS 123, Accounting for Stock-Based Compensation, and periodically remeasures them in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services, and recognized them over the service period.  Deferred compensation amounts were recorded as a component of stockholders’ equity and amortized, on an accelerated basis, as a non-cash charge to operations over the vesting period of the options. The Company recorded employee and non-employee stock-based compensation expense of $5.3 million for the year ended December 31, 2005.

In December 2004, the FASB issued SFAS 123R, which requires companies to expense the estimated fair value of employee stock options and similar awards. This statement is a revision to SFAS 123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  The accounting provisions of SFAS 123R were effective for the first quarter of fiscal 2006.   In conjunction with the adoption of SFAS 123R, the unamortized balance of deferred stock-based compensation was reclassified against stockholders’ equity.  As of the adoption date of SFAS 123R, the unamortized balance of deferred stock-based compensation was $1.1 million.

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

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2007 and 2006 were $8.39 and $9.54 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2007	2006
Expected volatility	67.33%	60.43%
Risk-free interest rate	4.62%	4.88%
Dividend yield	0.0%	0.0%
Expected term	6 years	6 years

The weighted-average estimated fair value of employee stock purchase rights granted during the years ended December 31, 2007 and 2006 were $5.63 and $6.94 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2007	2006
Expected volatility	64.59%	67.33%
Risk-free interest rate	4.46%	4.90%
Dividend yield	0.0%	0.0%
Expected term	1.25 years	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies. The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107, Share-Based Payment.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s employee stock purchase plan primarily due to the difference in their respective expected terms.

As stock-based compensation expense recognized in the Statement of Operations for 2007 and 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 3.7% and 7.2% for the years ended December 31, 2007 and 2006, respectively, based on historical experience.  In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Compensation expense related to stock-based compensation for options and awards granted subsequent to the adoption of SFAS 123R is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the years ended December 31, 2007 and 2006 was comprised as follows (in thousands):

	Years Ended December 31,
	2007	2006
Research and development	$(1,997)	$(1,939)
General and administrative	(4,222)	(4,373)
Employee and non-employee director stock-based compensation expense	$(6,219)	$(6,312)

At December 31, 2007, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

For the year ended December 31, 2005, the fair value of options issued to employees was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: (a) risk-free interest rate of 4.1%; (b) expected dividend yield of 0%; (c) volatility factor of 70%; and (d) five-year estimated life of the options. The estimated weighted average fair value of stock options granted during 2005 was $6.03.

As required under SFAS No. 123, for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company’s pro forma information follows (in thousands, except per share data):

Year Ended December 31, 2005

Net loss as reported	$(19,830)
Add: Stock-based employee compensation expense included in net loss	2,477
Deduct: Stock-based employee compensation expense determined under fair value method	(6,538)

Pro forma net loss	$(23,891)

Basic and diluted net loss per share as reported	$(0.77)

Pro forma basic and diluted net loss per share	$(0.92)

Net Loss Per Share

The Company calculated net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SAB No. 98, Earnings Per Share. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted, and unaudited pro forma basic and diluted, net loss per share for the respective periods.

	Years Ended December 31,
	2007	2006	2005
Historical:
Net loss (in thousands)	$(21,831)	$(23,057)	$(19,830)

Weighted average common shares	30,350,277	29,910,453	26,090,294
Weighted average unvested common shares subject to repurchase	(23,509)	(100,599)	(174,065)

Denominator for basic and diluted earnings per share	30,326,768	29,809,854	25,916,229

Basic and diluted net loss per share	$(0.72)	$(0.77)	$(0.77)

	Years Ended December 31,
	2007	2006	2005
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock subject to repurchase	1,275	59,426	148,779
Options to purchase common stock	4,120,085	3,489,874	2,483,417

	4,121,360	3,549,300	2,632,196

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes available-for-sales securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and interim periods in those fiscal years.  The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial statements.

In June 2007, the EITF issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008.  As the Company’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, the Company does not expect the adoption of EITF Issue No. 07-1 to have a material impact on its financial statements.

n

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$33,166	$16	$—	$33,182
Corporate Notes	5,993	5	—	5,998
Commercial Paper	3,468	—	(7)	3,461

	$42,627	$21	$(7)	$42,641

The following is a summary of investments available-for-sale securities at December 31, 2006 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Commercial Paper	$30,171	$—	$(20)	$30,151
United States Government Agency Bonds	22,726	2	—	22,728

	$52,897	$2	$(20)	$52,879

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2007 and 2006. All of the available-for-sale securities have a contractual maturity at December 31, 2007 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2007	2006
Scientific equipment	$8,690	$7,285
Computer equipment	2,568	2,376
Furniture and fixtures	1,005	1,004
Leasehold improvements	11,679	12,399

	23,942	23,064
Less accumulated depreciation and amortization	(9,407)	(8,225)

	$14,535	$14,839

Depreciation and amortization expense was $3.0 million, $1.5 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2007	2006
Accounts payable	$739	$1,107
Accrued employee benefits	3,766	2,719
Other accrued expenses	1,274	1,584

	$5,779	$5,410

3. Product Discovery and Development Collaborations

Ajinomoto.    In March 2006, the Company entered into a collaboration agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  The agreement requires Ajinomoto to pay an upfront license fee and make research and development funding payments for up to three years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement until the expiration of relevant patents.

In April 2007, the Company and Ajinomoto amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto has agreed to pay the Company a non-refundable upfront license fee and the Company is eligible to receive an additional milestone payment upon achievement of a specific goal.  The Company is also eligible to receive minimum periodic royalty payments.

In August 2007, the Company and Ajinomoto further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by the Company.  Under the terms of the August amendment, Ajinomoto has agreed to pay the Company a non-refundable upfront license fee.  The Company is also eligible to receive minimum periodic royalty payments.

Through December 31, 2007, the Company has received $15.6 million in upfront fees and research and development funding and one milestone of $500,000.  If all milestones are achieved, and including the $16.1 million in upfront fees, research and development funding and milestones paid through December 31, 2007, the Company may be entitled to up to $18.1 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payment, the Company has received a minimum periodic royalty payment.  This minimum periodic royalty payment is non-refundable.  Under the terms of the contract, Ajinomoto will provide the Company a sales report and the Company will record any additional calculated royalties as royalties from product sales.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2006, the Company entered into a second collaboration agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  The agreement requires Ajinomoto to make research and development funding payments for up to three years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement.

Under the second collaborative agreement, through December 31, 2007 the Company has received $563,000 in research and development funding.  If all milestones are achieved, and including the $563,000 in research and development funding paid through December 31, 2007, the Company may be entitled to up to $2.3 million in research and development funding and milestone payments.  In addition, upon commercialization, the Company is entitled to receive minimum periodic royalties and royalty payments based on sales of products containing flavor ingredients developed under the agreement.  There is no guarantee that the Company will receive any future milestone payments or royalties under this collaboration.

Cadbury.    In July 2005, the Company entered into a collaboration agreement with Cadbury for the discovery and commercialization of new flavor ingredients in the gum confectionary area. The agreement requires Cadbury to make research funding payments for up to two years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement.

In July 2007, the Company amended its Collaborative Research and License Agreement with Cadbury, dated July 15, 2005, to extend the collaborative period for an additional twelve months, through July 15, 2008.  During the extension period, the Company will continue to work with Cadbury on the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the extension, Cadbury has agreed to pay the Company incremental research funding of up to $600,000 based on discovery progress during the extension period. The other payment terms, including milestones and royalties based on sales of products containing new flavor ingredients developed under the agreement, remain unchanged.

Through December 31, 2007, the Company has received $1.9 million in non-refundable upfront license fees and research funding. If all milestones are achieved, and including all research funding paid or payable, the Company may be entitled to up to $3.7 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Campbell.    In March 2001, the Company entered into a collaboration agreement with Campbell to work for a three-year collaborative period for the discovery and development of specified flavors and flavor enhancers. The agreement requires Campbell to make research funding payments over three years totaling $3.6 million. The Company is also eligible to receive milestone payments upon the achievement of a specific product development goal and, in the event of commercialization, receive royalties on future net sales of collaborator products containing a discovered ingredient.

The agreement was amended in July 2002 to provide for an option to negotiate the right to expand the field to include additional specified products. The Company received $1.8 million from Campbell for the option, which was recorded as deferred revenue and recognized as revenue ratably over the remaining term of the agreement (20 months). The agreement was further amended in November 2002 to redefine calculated royalties during the royalty term.

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

Through December 31, 2007, the Company has received $10.3 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $12.5 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Coca-Cola.    In April 2002, the Company entered into a collaboration agreement with Coca-Cola for the discovery and development of specified flavors and flavor enhancers. The agreement required Coca-Cola to make research funding payments over three years totaling $6.0 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive minimum periodic royalties and royalties on future sales of collaborator products containing a discovered ingredient.  The agreement was amended in April 2004 to extend the collaborative period until April 2008, subject to earlier termination under specified circumstances. Under terms of the extension, the Company will provide additional research and receive additional research funding totaling $6.0 million for three additional years.

Through December 31, 2007, the Company has received $11.5 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $14.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Firmenich.  In December 2007, the Company entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel compounds that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.  Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones of up to $3.5 million.  In addition, in the event of regulatory approval of a discovered compound, the Company is entitled to minimum periodic royalties.  In the event of commercialization, the Company is entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents.

 Through December 31, 2007, the Company has received $0 in research fees.  If all milestones are achieved, the Company may be entitled to up to $3.5 million.   There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Kraft Foods Global, Inc.    In December 2000, the Company entered into a collaboration agreement with Kraft Foods Global Inc. (“Kraft Foods”) for the discovery and development of flavor enhancers. Under the terms of the collaboration, Kraft Foods agreed to pay research funding of approximately $1.4 million per year for three years. In May 2002, the agreement was amended to provide for an additional collaborative program. The level of research support under the original program was reduced from $1.4 million to $1.1 million per year for the remainder of the research term. In May 2005 and July 2005, the agreement was further amended to extend the collaborative period until June 2005 and July 2007, respectively, and to provide for an additional specified product field.

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

In December 2005, the Company further amended the agreement to provide for a new three-year discovery and development collaboration. In November 2006, this agreement was further amended to revise the structure of the research and development funding.   Under the terms of the new collaboration, Kraft Foods agreed to pay the Company an initial license fee and incremental research and development funding over the three-year period.  The Company was eligible to receive milestone payments upon achievement of specific product discovery and development goals, and, in the event of commercialization, receive royalties based on sales of Kraft Foods products containing any flavor modifiers developed under the agreement.

In July 2007, the Company further amended the collaboration agreement to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by us for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.  On October 31, 2007 the Company received notification from Kraft Foods terminating the collaboration agreement effective as of December 9, 2007.  All rights previously licensed to Kraft Foods returned to the Company upon such termination.

Through December 31, 2007, the Company has received $12.1 million in research and development funding and two milestone payments which totaled $625,000.

Nestlé.    In April 2002, as amended in April 2005, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments through 2008, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of four milestones in 2002, 2003, 2004 and 2005.  The Company also received payment for the reimbursement of certain regulatory expenses in 2005.  Through December 31, 2007, the Company has received $11.2 million in research and development funding, four milestone payments of $375,000 each, and $339,000 in reimbursement of certain regulatory costs. In addition, the Company has received royalties on net sales of collaborator products containing discovered flavor ingredients. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $14.8 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2004, the Company entered into a second product discovery and development collaboration agreement with Nestlé which provides for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients, subject to extension or earlier termination under specified circumstances.  This agreement has subsequently been extended for two three-month increments.  Under the terms of the agreement, Nestlé has agreed to pay to the Company research and development funding over five and one-half years, subject to earlier termination under specified circumstances. The Company is also eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Under this second agreement, through December 31, 2007, the Company has received $5.4 million in research and development funding. If all milestones are achieved, and including all research and development funding paid or payable, the Company may be entitled to up to $15.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized revenue of $18.2 million, $12.2 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, the Company has deferred revenue of $6.7 million and $5.2 million, respectively.

4. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Company moved the majority of its operations to the new facility in November 2006.  Rent payments on the facility commenced April 1, 2007. The Nexus Lease provides for an annual minimum 3% rent increase. The Company began recognizing rent expense upon the facility being ready to occupy.  Rent expense for the years ended December 31, 2007, 2006 and 2005 was $2.1 million, $3.8 million and $4.1 million, respectively. Prior to moving to the new facility, the Company sublet part of the facility it occupied, and the sublease rental income for the years ended December 31, 2006 and 2005 was $619,000 and $742,000, respectively. Sublease income is recorded as an offset to the Company’s facilities expense. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2007, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2008	$2,494
2009	2,555
2010	2,611
2011	2,680
2012	2,759
Thereafter	12,379

Total minimum lease payments	$25,478

In connection with certain license agreements, the Company’s annual future minimum obligation payments are as follows, $53,000 and $15,000 for the years ending December 31, 2008 and 2009, respectively.

5. Stockholders’ Equity

Public Offering

On November 9, 2005, the Company completed a public offering of 4.0 million shares of common stock for proceeds to the Company of $57.3 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement and included the exercise by the underwriters of an over-allotment option of 528,000 shares of common stock.

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.  No shares of convertible preferred stock were outstanding as of December 31, 2007 or 2006.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 9,222,731 shares of common stock.  At December 31, 2007, the Company has repurchased a total of 131,153 shares and 3,046,526 shares remain available for grant under the Plan.  The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2007, of which no shares are subject to repurchase.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.  At December 31, 2007, 1,275 shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2007:

		Options Outstanding
		Weighted		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-6.00	415,036	5.26	$0.95	414,289	$0.94
$6.02-6.02	713,019	6.52	$6.02	614,190	$6.02
$6.30-12.51	691,913	7.69	$9.33	381,612	$8.66
$12.56-12.91	855,844	8.90	$12.87	137,738	$12.75
$13.10-15.89	633,573	8.79	$13.96	205,605	$13.95
$16.25-18.99	810,700	8.06	$16.34	385,203	$16.35

	4,120,085		$10.74	2,138,637	$8.56

As of December 31, 2007, the total intrinsic value of options outstanding and exercisable was $3.7 million and $3.6 million, respectively.  At December 31, 2007, the weighted average remaining contractual term for options vested and exercisable was 6.9 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2007:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2005	1,992,710	$4.46
Granted	753,733	$9.88
Exercised	(196,270)	$3.14
Cancelled	(66,756)	$6.64

Outstanding at December 31, 2005	2,483,417	$6.15
Granted	1,355,290	$15.50
Exercised	(337,514)	$5.16
Cancelled	(11,319)	$10.26

Outstanding at December 31, 2006	3,489,874	$9.86
Granted	1,214,691	$12.86
Exercised	(230,492)	$5.61
Cancelled	(353,988)	$12.70

Outstanding at December 31, 2007	4,120,085	$10.74

The total intrinsic value of stock option exercises during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $3.1 million and $2.2 million, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 953,096 shares to be granted.  At December 31, 2007, 352,936 shares of common stock have been issued under the Purchase Plan at an average price of $7.62 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2007
Common stock options granted and outstanding	4,120,085
Common stock options reserved for future grant	3,046,526
Common stock reserved under Purchase Plan	600,160
Total common stock shares reserved for future issuance	7,766,771

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

6. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely–than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, the Company has recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2007 was $958,000.  As of December 31, 2007 the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $33.5 million and research and development credits of $3.8 million generated in years prior to 2007 and net operating losses of $3.6 million and research and development credits of $559,000 generated in 2007.   As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets.  As noted below, the Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

Balance at January 1, 2007	$(958)
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	958
Settlements	—
Balance at December 31, 2007	$—

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions.  The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses and research and development credits.  The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2007, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At December 31, 2007, the Company had net deferred tax assets of $12.1 million.  These deferred tax assets are primarily composed of capitalized research and development costs, deferred revenue and stock compensation expense.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The Company has not yet determined whether such an ownership change has occurred; however the Company is in the process of completing a Section 382 analysis regarding the limitation of the net operating loss and research and development credits. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48.  The Company expects the Section 382 analysis to be completed within the next twelve months.

Significant components of the Company’s net deferred tax assets at December 31, 2007 and 2006 are shown below (in thousands). A valuation allowance of $12.1 million and $45.5 million has been established to offset the net deferred tax assets as of December 31, 2007 and 2006, respectively, as realization of such assets is uncertain.

	Years ended December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$—	$33,465
Capitalized research and development	4,777	3,976
Research and development credits	—	3,830
Deferred revenue	2,738	2,128
Stock compensation	2,889	1,176
Other, net	1,695	889

Total deferred tax assets	12,099	45,464

Total deferred tax liabilities	—	—

Net deferred tax assets	12,099	45,464
Valuation allowance for deferred tax assets	(12,099)	(45,464)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2007, 2006 and 2005, due to the following (in thousands):

	2007	2006	2005
Federal income taxes at 35%	$(7,640)	$(8,070)	$(6,940)
State income tax, net of federal benefit	(1,254)	(1,324)	(963)
Tax effect on non-deductible expenses and credits	374	890	459
Increase in valuation allowance (1)	8,520	8,504	7,444
	$—	$—	$—

(1) The removal of the valuation allowance related to the net operating losses and research and development credits is not included in the increase in the valuation allowance.  See above for explanation.

As a result of the adoption of SFAS 123R the Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2007 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.1 million.

At December 31, 2007, the Company had federal and California tax net operating loss carryforwards of approximately $106.5 million and $23.8 million, respectively.  The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carryforwards of approximately $2.9 million and $2.2 million, respectively. The federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards  and R & D credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

7. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$3,067	$3,737	$5,053	$6,363
Total operating expenses	10,563	10,427	10,667	11,789
Net loss	(6,596)	(5,835)	(4,762)	(4,638)
Basic and diluted net loss per common share	$(0.22)	$(0.19)	$(0.16)	$(0.15)

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$2,411	$3,215	$3,204	$3,400
Total operating expenses	9,913	10,321	9,246	9,648
Net loss	(6,628)	(6,159)	(5,015)	(5,255)
Basic and diluted net loss per common share	$(0.22)	$(0.21)	$(0.17)	$(0.17)

8. Subsequent Event

On January 3, 2008 the Company announced that the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with Firmenich SA for novel flavor ingredients intended to provide a cooling taste effect.  Under the terms of the agreement, Firmenich has agreed to pay the Company research funding for up to three years based on research progress during the collaborative period.  In addition, the Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals. The combined total of research funding and milestone payments could exceed $3.5 million if all milestones are met. Upon commercialization, the Company will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Senomyx Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Senomyx, Inc. and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 11, 2008

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2008 Annual Meeting of Shareholders to be held on May 28, 2008, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

Item 14.    Principal Accountant Fees and Services

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(3)	4.3	Form of Rights Certificate.
(3)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.7+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.8*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.9*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.10*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.11*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.12*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.13+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(3)	10.14*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(4)	10.15*	Second Amendment to the Collaborative Research and License Agreement

dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(5)	10.16+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(6)	10.17*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.18*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(7)	10.19*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(7)	10.20*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(8)	10.21	Statement dated June 9, 2006 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(9)	10.22	Description of director compensation provided to Jay Short.
(10)	10.23+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(10)	10.24+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(10)	10.25+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Harry J. Leonhardt, Esq.
(10)	10.26+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
(11)	10.27*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.28*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.29*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.30*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.31+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(11)	10.32+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
(11)	10.33	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(12)	10.34+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(12)	10.35*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.36	Statement dated April 12, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(13)	10.37*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(13)	10.38*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.39*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
	10.40+	Consulting Agreement dated October 5, 2007 between the Registrant and Harry J. Leonhardt, Esq.

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(2)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.

(3)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(4)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(5)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

(6)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(7)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(8)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(9)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(10)         Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(12)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(13)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(14)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

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

Dated: February 14, 2008

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

Signature	Title	Date

/S/ KENT SNYDER	President , Chief Executive Officer and Director	February 14, 2008
Kent Snyder

/S/ JOHN POYHONEN	Senior Vice President and Chief Financial and	February 14, 2008
John Poyhonen	Business Officer

/S/ MARK LESCHLY	Chairman of the Board of Directors	February 14, 2008
Mark Leschly

/S/ STEPHEN A. BLOCK	Director	February 14, 2008
Stephen A. Block, Esq.

/S/ MICHAEL E. HERMAN	Director	February 14, 2008
Michael E. Herman

/S/ DENNIS F. O’BRIEN	Director	February 14, 2008
Dennis F. O’Brien

/S/ JAY M. SHORT	Director	February 14, 2008
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	February 14, 2008
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(3)	4.3	Form of Rights Certificate.
(3)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated August 25, 2003 between the Registrant and Harry Leonhardt, Esq.
(1)	10.7+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.8*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.9*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.10*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.11*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.12*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.13+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(3)	10.14*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(4)	10.15*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(5)	10.16+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(6)	10.17*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.18*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(7)	10.19*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(7)	10.20*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(8)	10.21	Statement dated June 9, 2006 re: extension of Collaborative Research and

License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(9)	10.22	Description of director compensation provided to Jay Short.
(10)	10.23+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(10)	10.24+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(10)	10.25+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Harry J. Leonhardt, Esq.
(10)	10.26+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
(11)	10.27*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.28*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.29*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.30*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.31+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(11)	10.32+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
(11)	10.33	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(12)	10.34+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(12)	10.35*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.36	Statement dated April 12, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(13)	10.37*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(13)	10.38*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.39*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
	10.40+	Consulting Agreement dated October 5, 2007 between the Registrant and Harry J. Leonhardt, Esq.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(2)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.

(3)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.

(4)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(5)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2007 and incorporated herein by reference.

(6)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(7)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.

(8)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.

(9)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(10)         Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(12)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(13)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(14)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.