Form 10-Q
period 2008-03-31
SENOMYX INC
filed 2008-04-24
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                Total shares of common stock outstanding as of the close of business on April 21, 2008:  30,587,715

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.
BALANCE SHEETS
(In thousands, except for share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$9,588	$19,983
Investments available-for-sale	45,799	42,641
Other current assets	1,809	2,090
Total current assets	57,196	64,714

Property and equipment, net	15,415	14,535
Total assets	$72,611	$79,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,227	$5,779
Leasehold incentive obligation	987	987
Deferred revenue	2,841	5,971
Total current liabilities	9,055	12,737

Deferred rent	1,136	1,073
Leasehold incentive obligation	7,815	8,062
Deferred revenue	500	750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2008 (unaudited) and December 31, 2007, respectively.	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2008 (unaudited) and December 31, 2007; 30,587,715 and 30,476,072 shares issued and outstanding at March 31, 2008 (unaudited) and December 31, 2007, respectively.	31	30
Additional paid-in capital	207,956	205,697
Accumulated other comprehensive gain	55	14
Accumulated deficit	(153,937)	(149,114)
Total stockholders’ equity	54,105	56,627
Total liabilities and stockholders’ equity	$72,611	$79,249

[NOTE: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.
STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Development revenues	$6,042	$3,067
Commercial revenues	27	—

Total revenues	6,069	3,067

Operating expenses:
Research and development (including $588 and $548 of non-cash stock-based compensation, respectively)	8,169	6,852
General and administrative (including $1,010 and $1,154 of non-cash stock-based compensation, respectively)	3,283	3,711

Total operating expenses	11,452	10,563

Loss from operations	(5,383)	(7,496)

Interest income	560	900

Net loss	$(4,823)	$(6,596)

Basic and diluted net loss per share	$(0.16)	$(0.22)

Shares used to compute basic and diluted net loss per share	30,533,811	30,138,447

See accompanying notes to condensed financial statements.

SENOMYX, INC.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities
Net loss	$(4,823)	$(6,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	871	699
Accretion of discount on available-for-sale securities	(395)	(637)
Amortization of leasehold incentive obligation	(247)	(222)
Stock-based compensation for non-employees	25	176
Stock-based compensation for employees and non-employee directors	1,573	1,526
Change in operating assets and liabilities:
Other assets	281	(478)
Accounts payable, accrued expenses and other current liabilities	(1,466)	(1,006)
Deferred revenue	(3,380)	(697)
Deferred rent	63	654
Net cash used in operating activities	(7,498)	(6,581)

Investing activities
Purchases of property and equipment	(837)	(1,085)
Purchases of available-for-sale securities	(31,222)	(28,824)
Maturities of available-for-sale securities	28,500	29,500
Net cash used in investing activities	(3,559)	(409)

Financing activities
Proceeds from issuance of common stock	662	519
Net cash provided by financing activities	662	519

Net decrease in cash and cash equivalents	(10,395)	(6,471)
Cash and cash equivalents at beginning of period	19,983	21,225
Cash and cash equivalents at end of period	$9,588	$14,754

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$951	$30
Proceeds from issuance of common stock in other current assets	$—	$833

See accompanying notes to condensed financial statements.

SENOMYX, INC.
NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

                The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be reported for the year ending December 31, 2008.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration..  Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients.  Revenue from commercialization milestones is recognized over the royalty term.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms vary between collaborations and collaborators and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  Royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients are recognized when received which is generally one quarter in arrears.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third party licensing agreements.  To date, substantially all of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Stock-Based Compensation

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the three months ended March 31, 2008 and 2007 was comprised as follows (in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Research and development	$(563)	$(378)
General and administrative	(1,010)	(1,148)
Employee and non-employee director stock-based compensation expense	$(1,573)	$(1,526)

At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

Net Loss Per Share

        The Company calculated net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, and SAB No. 98. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted EPS when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2008	2007
Historical:
Numerator:
Net loss (in thousands)	$(4,823)	$(6,596)
Denominator:
Weighted average common shares	30,534,432	30,187,593
Weighted average unvested common shares subject to repurchase	(621)	(49,146)

Denominator for basic and diluted EPS	30,533,811	30,138,447

Basic and diluted net loss per share	$(0.16)	$(0.22)

Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss. The accumulated unrealized gains or losses are reported as accumulated other comprehensive gain as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Comprehensive loss	$(4,782)	$(6,596)

2.                                      Adoption of New Accounting Standards

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets.  The Company measures certain assets at fair value as discussed through the footnotes to its quarterly and annual financial statements.

On January 1, 2008 the Company adopted the provision of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes available-for-sales securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in comprehensive income and in the equity section of the balance sheet.  At this time, the Company has not elected to account for any available-for-sale securities using the provisions of SFAS No. 159.

On January 1, 2008 the Company adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities.  The consensus requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  The adoption of EITF Issue No. 07-3 did not have an impact on the Company’s financial statements.

On January 1, 2008 the Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election.  As the Company’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

3.                                      Fair Value Disclosures

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives.  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The Company did not record any cumulative adjustment as a result of adopting SFAS No. 157.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. government agency securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$5,463	$5,463	$—	$—
U.S. government agency securities	45,802	—	45,802	—
Commercial paper	3,995	—	3,995	—
Total financial instruments owned	$55,260	$5,463	$49,797	$—

4.                                      Subsequent Events

In April 2008, the Company amended its Collaborative Research and License Agreement dated April 18, 2002 with Nestlé, SA (“Nestlé”) to extend the collaborative period for an additional two years, through April 18, 2010.  During the extension period, the Company will continue to work with Nestlé on the discovery and commercialization of new flavors and flavor enhancers in the dehydrated and culinary food and frozen food fields, among other product categories.  Under the terms of the extension, Nestlé has agreed to pay the Company incremental research funding of up to $3.6 million during the two year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Nestlé will make royalty payments based on sales of Nestlé’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

In April 2008, the Company amended its Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 with The Coca-Cola Company (“Coca-Cola”), to extend the collaborative period for an additional two years, through April 22, 2010.  During the extension period, the Company will continue to work with Coca-Cola on the discovery and commercialization of novel flavor ingredients in the non-alcoholic beverages area.  Under the terms of the extension, Coca-Cola has agreed to pay the Company incremental research funding of up to $4.0 million during the two year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Coca-Cola will make royalty payments based on sales of Coca-Cola’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2007 included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Cadbury Schweppes, or Cadbury, Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2008 our accumulated deficit was $153.9 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                                          our ability to enter into new product discovery and development collaborations and technology collaborations or to extend the terms of our existing collaboration agreements;

•                                          our payment obligations, expected revenue and other terms of any other agreements of this type;

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

In April 2008 we amended our Collaborative Research and License Agreement dated April 18, 2002 with Nestlé to extend the collaborative period for an additional two years, through April 18, 2010.  During the extension period, we will continue to work with Nestlé on the discovery and commercialization of new flavors and flavor enhancers in the dehydrated and culinary food and frozen food fields, among other product categories.  Under the terms of the extension, Nestlé has agreed to pay us incremental research funding of up to $3.6 million during the two year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Nestlé will make royalty payments based on sales of Nestlé’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

In April 2008 we amended our Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 with Coca-Cola, to extend the collaborative period for an additional two years, through April 22, 2010.  During the extension period, we will continue to work with Coca-Cola on the discovery and commercialization of novel flavor ingredients in the non-alcoholic beverages area.  Under the terms of the extension, Coca-Cola has agreed to pay us incremental research funding of up to $4.0 million during the two year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Coca-Cola will make royalty payments based on sales of Coca-Cola’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenue Under Collaboration Agreements

We recorded revenue of $6.1 million and $3.1 million during the three months ended March 31, 2008 and 2007, respectively.  The increase of $3.0 million was primarily due to the expansion of our collaboration with Ajinomoto in 2007.  In August 2007, we received an $8.0 million upfront payment related to this collaboration expansion.  The upfront payment is being recognized as revenue ratably over the nine month period spanning from August 2007 through April 2008.  Also contributing to the increase is revenue associated with a research milestone achieved in the first quarter of 2008 and revenue recognized in connection with two collaborations established in 2007 with new collaborators.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Firmenich and Nestlé accounted for 100% of total revenue for the three months ended March 31, 2008.  The increase was primarily due to the expansion of our collaboration with Ajinomoto in 2007.  In August 2007, we received an $8.0 million upfront payment related to this collaboration expansion.  The upfront payment is being recognized as revenue ratably over the nine month period August 2007 through April 2008. Research and development payments and upfront fees under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods and Nestlé accounted for 100% of total revenue for the three months ended March 31, 2007.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $8.2 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Salaries and personnel	$3,263	$2,788
Facilities and depreciation	1,443	1,585
Research and development supplies	1,115	894
Outside services	760	360
Patent and licensing	718	324
Non-cash stock-based compensation	588	548
Miscellaneous	282	353
Total research and development expenses	$8,169	$6,852

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.3 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively.  The increase of $475,000 was primarily due to increases in payroll expenses of approximately $399,000.  Our research and development staff increased from an average of 84 for the three months ended March 31, 2007 to an average of 96 for the three months ended March 31, 2008.  The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.  Our facilities and depreciation expenses were $1.4 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease of $142,000 was primarily attributable a decrease in rent expense of $316,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.  This decrease was partially offset by an increase in depreciation expense of $151,000 primarily due to depreciation expense on instrumentation and equipment used in research and development activities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.1 million and $894,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $221,000 was primarily attributable to increased expenditures for compound screening related supplies and other supplies used in research and development activities.

Outside Services.  Our outside services expenses were $760,000 and $360,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $400,000 was primarily attributable to an increase in costs for outsourced regulatory support activities and outsourced research activities.

Patent and Licensing.  Our patent and licensing expenses were $718,000 and $324,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $394,000 was primarily attributable to the increased patent legal expenses associated with the increased size and scope of our intellectual property portfolio.  The increase is also partially attributable to the timing of certain patent related filings.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $588,000 and $548,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $40,000 was primarily attributable to expense associated with new employee stock option grants partially offset by a decrease in expense associated with grants made to non-employees.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.3 million and $3.7 million for the three months ended March 31, 2008 and 2007, respectively.  The $428,000 decrease in expenses was primarily attributable to decreases in stock-based compensation expense, rent expense and salaries and personnel expenses.  The decrease of stock-based compensation expense of approximately $144,000 is primarily due to stock option grants made in 2003 and the first quarter of 2004 becoming fully vested, partially offset by expense related to stock option grants made in 2007 and the first quarter of 2008.  The decrease of rent expense of $124,000 was primarily due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.  The decrease in expenses for salaries and personnel of approximately $105,000 was primarily due to personal time off expense timing partially offset by annual salary increases.

Interest Income (Expense)

Interest income was $560,000 and $900,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease of $340,000 was primarily attributable to lower average rates of return on our invested balances for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and to lower investable balances for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of March 31, 2008, we had received in excess of $170.3 million in proceeds from the sales of common and preferred stock.  In addition, we had received $76.5 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $11.4 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $22.0 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments for reimbursement of certain expenses and in the event we achieve research or development milestones, and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At March 31, 2008, we had $55.4 million in cash, cash equivalents and investments available-for-sale as compared to $62.6 million at December 31, 2007, a decrease of $7.2 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $662,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase plan.

Operating Activities

Operating activities used cash of $7.5 million for the three months ended March 31, 2008 compared to $6.6 million for the three months ended March 31, 2007.  Our net loss decreased $1.8 million to $4.8 million for the three months ended March 31, 2008 compared to $6.6 million for the three months ended March 31, 2007.  Non-cash income decreased $242,000 to $395,000 for the three months ended March 31, 2008 from $637,000 for the three months ended March 31, 2007.  The increase in non-cash expenses for the three months ended March 31, 2008 of $43,000 was primarily due to a relative increase in depreciation expense of $172,000, partially offset by a decrease in the employee, non-employee director and non-employee stock-based compensation expense of $104,000.  Net changes in other assets provided cash of $281,000 during the three months ended March 31, 2008 and used cash of $478,000 during the three months ended March 31, 2007.  Additionally, net decreases in operating liabilities over the three months ended March 31, 2008 and 2007 used cash of $4.8 million and $1.0 million, respectively.

Investing Activities

Investing activities used cash of $3.6 million and $409,000 for the three months ended March 31, 2008 and 2007, respectively.  Cash used by investing activities in the three months ended March 31, 2008 and 2007 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $662,000 and $519,000 for the three months ended March 31, 2008 and 2007, respectively.  Cash provided by financing activities in the three months ended March 31, 2008 and 2007 reflects the net proceeds from the issuance or sale of common stock of $662,000 and $519,000, respectively, primarily pursuant to the exercise of employee and non-employee stock options and from purchases of stock from the employee stock purchase program.

As of March 31, 2008 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$24,900	$2,513	$5,221	$5,482	$11,684
License payments	148	148	—	—	—
Total	$25,048	$2,661	$5,221	$5,482	$11,684

As of March 31, 2008, we had no long-term debt obligations.

Our license agreement with the University of California calls for either annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement.  Royalties are calculated as a percentage of covered sales.  The agreement specifies minimum periodic royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $35.5 million.  In the next nine months (through December 31, 2008), we anticipate receiving $7.9 million in license fees and non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of March 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by our collaborators incorporating our flavor ingredients.  Revenue from commercialization milestones is recognized over the royalty term.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms vary between collaborations and collaborators and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  Royalties on product sales made by our collaborators incorporating our flavor ingredients are recognized when received, which is generally one quarter in arrears.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, substantially all of our commercial revenues have been related to minimum periodic royalty payments.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.6 million and $1.5 million for the three month periods ended March 31, 2008 and 2007, respectively. At March 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $14.8 million, which is expected to be recognized over a weighted average period of 2.2 years.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2008 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 62.6%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2008 would increase by $0.58 per share, or 13%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the three months ended March 31, 2008, we have calculated a weighted average expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2008 would increase by $0.51 per share, or 12%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.6% for the three months ended March 31, 2008) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2008 by $0.23 per share, or 5%.

For the three months ended March 31, 2008 and 2007, we have reduced stock-based compensation expense recognized in the Statement of Operations for those periods to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% and 3.7% for the three months ended March 31, 2008 and 2007, respectively, based on historical experience.  To date, we have not required any materials adjustments to our expected forfeitures.

Fair Value of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective January 1, 2008, we adopted the provisions of SFAS No. 157. We did not record any cumulative adjustment as a result of adopting SFAS No. 157.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  We classify money market funds as Level 1 assets.  At March 31, 2008, our Level 1-classified investments totaled $5.5 million.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U. S. government agency securities and commercial paper holdings as Level 2 assets.  At March 31, 2008, our Level 2-classified investments totaled $49.8 million.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, we did not hold any Level 3-classified investments.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

For additional information regarding the adoption of SFAS No. 157, see Note 2, Adoption of New Accounting Standards, and Note 3, Fair Value Disclosures.

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

PART II. OTHER INFORMATION

ITEM 1A.                                            RISK FACTORS

                                                The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2007.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through April 2011 and gives Nestlé the right to terminate the agreement earlier without cause on or after April 26, 2008, provided that it pay additional specified research funding if it terminates the agreement after April 26, 2008 but prior to April 26, 2011.  Our agreement with Cadbury provides for research and development funding through July 2008 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement.

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

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.*

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all rights are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not the primary human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of stability, volatility and resistance to heat. Successful flavor ingredients must also be cost-efficient for our collaborators. We may not be able to develop flavor ingredients that meet these criteria.  It is possible that ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all.

If we or our collaborators are unable to obtain and maintain the Generally Recognized as Safe, or GRAS, determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In March 2005, we obtained a Flavor and Extract Manufacturers Association, or FEMA, GRAS determination for four of our savory flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

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

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations and flavor ingredients not being approved for incorporation into consumer products. In addition, even after regulatory approval of our ingredients, we may become aware of new information that suggests our ingredients are unsuitable for consumer use, in which case our regulatory approvals may be revoked or we may elect to voluntarily cease the commercialization of those ingredients.  These consequences would have a material adverse effect on our business financial condition and results of operations.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $4.8 million for the three months ended March 31, 2008. As of March 31, 2008, we had an accumulated deficit of approximately $153.9 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 127 on March 31, 2008 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Further, because our flavor ingredients are regulated as food products under the Food, Drug and Cosmetic Act, or FD&C Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the FD&C Act or the FDA’s implementing regulations, or similar regulations in other countries, may adversely affect the manufacture and/or distribution of our products in commerce.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Dendreon, Duke University, Firmenich, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, Nestlé, Novartis, NutraSweet, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, Virginia Commonwealth University and Wissenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

Savory flavor enhancers, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food, beverage and ingredient products instead of our savory flavor ingredients.  We may compete with bitter masking or bitter blocking compounds, such as adenosine 5’-monophosphoric acid, or AMP.  We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents.  In addition, we may compete with existing cooling agents, such as menthol and WS3, that are currently in use.

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

ITEM 6.                  EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 20, 2007).

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

4.3

Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP (filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).

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

Senomyx, Inc.

Date: April 24, 2008	By:	/S/ KENT SNYDER
Kent Snyder President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)