Form 10-Q
period 2008-06-30
SENOMYX INC
filed 2008-08-07
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2008:  30,587,948

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$6,179	$19,983
Investments available-for-sale	42,237	42,641
Other current assets	1,665	2,090
Total current assets	50,081	64,714

Property and equipment, net	14,875	14,535
Total assets	$64,956	$79,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,028	$5,779
Leasehold incentive obligation	987	987
Deferred revenue	1,900	5,971
Total current liabilities	7,915	12,737

Deferred rent	1,182	1,073
Leasehold incentive obligation	7,568	8,062
Deferred revenue	250	750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at June 30, 2008 (unaudited) and December 31, 2007; no shares issued or outstanding at June 30, 2008 (unaudited) and December 31, 2007, respectively.	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2008 (unaudited) and December 31, 2007; 30,587,948 and 30,476,072 shares issued and outstanding at June 30, 2008 (unaudited) and December 31, 2007, respectively.	31	30
Additional paid-in capital	209,655	205,697
Accumulated other comprehensive (loss)/gain	(31)	14
Accumulated deficit	(161,614)	(149,114)
Total stockholders’ equity	48,041	56,627
Total liabilities and stockholders’ equity	$64,956	$79,249

[NOTE: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Development revenues	$3,515	$3,737	$9,557	$6,804
Commercial revenues	51	—	78	—

Total revenues	3,566	3,737	9,635	6,804

Operating expenses:
Research and development	8,117	6,960	16,286	13,812
General and administrative	3,435	3,467	6,718	7,178
Total operating expenses	11,552	10,427	23,004	20,990

Loss from operations	(7,986)	(6,690)	(13,369)	(14,186)

Interest income	309	855	869	1,755
Net loss	$(7,677)	$(5,835)	$(12,500)	$(12,431)

Net loss per share, basic and diluted	$(0.25)	$(0.19)	$(0.41)	$(0.41)

Shares used in calculating net loss per share, basic and diluted	30,587,858	30,315,064	30,560,835	30,227,243

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Operating activities
Net loss	$(12,500)	$(12,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,771	1,419
Accretion of discount on available-for-sale securities	(686)	(1,184)
Amortization of leasehold incentive obligation	(494)	(454)
Stock-based compensation for non-employees	40	331
Stock-based compensation for employees and non-employee directors	3,263	3,135
Change in operating assets and liabilities:
Other assets	425	(1,681)
Accounts payable, accrued expenses and other current liabilities	(763)	(305)
Deferred revenue	(4,571)	(117)
Deferred rent	109	735
Net cash used in operating activities	(13,406)	(10,552)

Investing activities
Purchases of property and equipment	(2,099)	(1,467)
Purchases of available-for-sale securities	(55,455)	(47,790)
Maturities of available-for-sale securities	56,500	54,000
Net cash (used in)/provided by investing activities	(1,054)	4,743

Financing activities
Proceeds from issuance of common stock	656	1,702
Net cash provided by financing activities	656	1,702

Net decrease in cash and cash equivalents	(13,804)	(4,107)
Cash and cash equivalents at beginning of period	19,983	21,225
Cash and cash equivalents at end of period	$6,179	$17,118

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$49	$413
Reimbursement of leasehold incentive obligation included in other assets received after period end	$—	$176

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be reported for the year ending December 31, 2008.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Revenue from cost reimbursements is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients.  Revenue from commercialization milestones is recognized over the royalty term.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  Royalties on product sales made by the Company’s collaborators incorporating the Company’s flavor ingredients are recognized when the royalty report is received which is generally one quarter in arrears.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, substantially all of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and six months ended June 30, 2008 and 2007 was comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Research and development	$(621)	$(502)	$(1,184)	$(880)
General and administrative	(1,069)	(1,108)	(2,079)	(2,255)
Employee and non-employee director stock-based compensation expense	$(1,690)	$(1,610)	$(3,263)	$(3,135)

At June 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Historical:
Numerator:
Net loss (in thousands)	$(7,677)	$(5,835)	$(12,500)	$(12,431)
Denominator:
Weighted average common shares	30,587,858	30,344,531	30,561,145	30,266,495
Weighted average unvested common shares subject to repurchase	—	(29,467)	(310)	(39,252)

Denominator for basic and diluted earnings per share	30,587,858	30,315,064	30,560,835	30,227,243

Basic and diluted net loss per share	$(0.25)	$(0.19)	$(0.41)	$(0.41)

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Comprehensive loss	$(7,763)	$(5,845)	$(12,545)	$(12,441)

2.                                    Adoption of New Accounting Standards

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets.  The Company measures certain assets at fair value as discussed in the footnotes to its quarterly and annual financial statements.

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

On January 1, 2008 the Company adopted the provisions of EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods and Services to Be Used in Future Research and Development Activities.  EITF Issue No. 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability.  The adoption of EITF Issue No. 07-3 did not have an impact on the Company’s financial statements.

On January 1, 2008 the Company adopted EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. EITF Issue No. 07-1 requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election.  As the Company’s collaborative agreements do not incorporate such revenue- and cost-sharing arrangements, the adoption of EITF Issue No. 07-1 did not have an impact on the Company’s financial statements.

3.                                    Fair Value Disclosures

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS No. 157 also requires the Company to consider its own credit spreads when measuring the fair value of liabilities, including derivatives.  Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157. The Company did not record any cumulative adjustment as a result of adopting SFAS No. 157.

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U.S. government agency securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$4,616	$4,616	$—	$—
U.S. government agency securities	37,787	—	37,787	—
Commercial paper	5,945	—	5,945	—
Total financial instruments owned	$48,348	$4,616	$43,732	$—

4.                                    Income Tax

In June 2008, the Company completed a Section 382 analysis regarding the limitation of the net operating loss and research and development credits.  The Company has determined that ownership changes have occurred since the inception of the Company, and as a result, the Company will be unable to use approximately $3.1 million of its Federal net operating losses and approximately $760,000 of its general business credits.  After reducing the Company’s federal net operating losses for these ownership changes, the Company will have federal net operating loss carryforwards of approximately $102.7 million and federal research and development credit carryforwards of approximately $1.8 million.

5.                                    Subsequent Event

On July 7, 2008 the Company announced the amendment of its Collaborative Research and License Agreement dated July 15, 2005 with Cadbury Adams USA LLC to extend the collaborative period for an additional twelve months, through July 15, 2009.  Under the terms of the extension, Cadbury has agreed to pay the Company incremental research funding of up to $600,000.  During the extension period, the Company intends to continue to work with Cadbury for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  The level of funding for research during the term of the extension is commensurate with the funding level prior to the amendment.  The potential milestone payments upon achievement of certain product discovery and development goals remain unchanged.  Upon commercialization, the Company will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

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

We have incurred significant losses since our inception in 1998 and, as of June 30, 2008 our accumulated deficit was $161.6 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In April 2008 we amended our Collaborative Research and License Agreement dated April 18, 2002 with Nestlé to extend the collaborative period for an additional two years, through April 18, 2010.  During the extension period, we will continue to work with Nestlé on the discovery and commercialization of flavors and flavor enhancers in the dehydrated and culinary food and frozen food fields, among other product categories.  Under the terms of the extension, Nestlé has agreed to pay us incremental research funding of up to $3.6 million during the two-year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Nestlé will make royalty payments based on sales of Nestlé’s products that contain Senomyx flavor ingredients discovered under the agreement.

In April 2008 we amended our Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 with Coca-Cola to extend the collaborative period for an additional two years, through April 22, 2010.  During the extension period, we will continue to work with Coca-Cola on the discovery and commercialization of flavor ingredients in the non-alcoholic beverages area.  Under the terms of the extension, Coca-Cola has agreed to pay us incremental research funding of up to $4.0 million during the two-year extension period.  The potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Coca-Cola will make royalty payments based on sales of Coca-Cola’s products that contain Senomyx flavor ingredients discovered under the agreement.

On July 7, 2008 we announced the amendment of our Collaborative Research and License Agreement dated July 15, 2005 with Cadbury to extend the collaborative period for an additional twelve months, through July 15, 2009.  Under the terms of the extension, Cadbury has agreed to pay us incremental research funding of up to $600,000.  During the extension period, we intend to continue to work with Cadbury for the discovery and commercialization of flavor ingredients in the gum confectionary area.  The potential milestone payments upon achievement of certain product discovery and development goals remain unchanged.  Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Revenue Under Collaboration Agreements

We recorded revenue of $3.6 million and $3.7 million during the three months ended June 30, 2008 and 2007, respectively.  The decrease of $171,000 was primarily due to the earning of a research milestone in the second quarter of 2007 and the termination of a collaboration in October 2007.  These decreases were partially offset by the recognition of revenue for one month in 2008 related to the third amendment of our collaboration agreement with Ajinomoto.  This amendment was entered into during August 2007, and revenue related to this amendment was recognized over the period August 2007 through April 2008.  Research and development payments, license fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell Soup, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended June 30, 2008.  Research and development payments, license fees and milestones under collaborations with Ajinomoto, Cadbury Schweppes, Campbell Soup, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the three months ended June 30, 2007.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $8.1 million and $7.0 million for the three months ended June 30, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2008	2007
Salaries and personnel	$3,361	$2,813
Facilities and depreciation	1,476	1,315
Research and development supplies	1,105	929
Patent and licensing	927	721
Non-cash stock-based compensation	636	653
Outside services	425	277
Miscellaneous	187	252
Total research and development expenses	$8,117	$6,960

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.4 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively.  The increase of $548,000 was primarily due to increases in payroll expenses of approximately $421,000.  Our research and development staff increased from an average of 88 for the three months ended June 30, 2007 to an average of 100 for the three months ended June 30, 2008.  The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.5 million and $1.3 million for the three months ended June 30, 2008 and 2007, respectively. The increase of $161,000 was primarily attributable to an increase in depreciation expense of $170,000 primarily due to depreciation expense on instrumentation and equipment used in research and development activities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.1 million and $929,000 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $176,000 was primarily attributable to increased expenditures for supplies used in high-throughput screening and other supplies used in research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $927,000 and $721,000 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $206,000 was primarily attributable to the increased patent legal expenses associated with the increased size and scope of our intellectual property portfolio.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $636,000 and $653,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease of $17,000 was primarily attributable to decreases in expense associated with stock option grants made to non-employees and in expense associated with stock option grants made prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period, partially offset by an increase in expense associated with grants made to employees after 2005.

Outside Services.  Our outside services expenses were $425,000 and $277,000 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $148,000 was primarily attributable to an increase in costs for outsourced regulatory support activities and outsourced research activities.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.4 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively.  The $32,000 decrease in expenses was primarily attributable to a decrease in stock-based compensation.  The decrease is primarily due to decreases in expense associated with stock option grants made to non-employees and in expense associated with stock option grants made prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period, partially offset by an increase in expense associated with grants made to employees after 2005.

Interest Income

Interest income was $309,000 and $855,000 for the three months ended June 30, 2008 and 2007, respectively.  The decrease of $546,000 was primarily attributable to lower average rates of return on our invested balances for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and to lower investable balances for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Revenue Under Collaboration Agreements

We recorded revenue of $9.6 million and $6.8 million during the six months ended June 30, 2008 and 2007, respectively.  The increase of $2.8 million was primarily due to recognition in 2008 of four months of revenue related to the third amendment of our collaboration agreement with Ajinomoto.  This amendment was entered into during August 2007, and revenue related to this amendment was recognized over the period August 2007 through April 2008.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenues for the six months ended June 30, 2008.  Research and development payments, license fees and milestones under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2007.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $16.3 million and $13.8 million for the six months ended June 30, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2008	2007
Salaries and personnel	$6,623	$5,601
Facilities and depreciation	2,919	2,900
Research and development supplies	2,220	1,823
Patent and licensing	1,645	1,045
Non-cash stock-based compensation	1,224	1,201
Outside services	1,185	637
Miscellaneous	470	605
Total research and development expenses	$16,286	$13,812

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $6.6 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively.  The increase of $1.0 million was primarily due to increases in payroll expenses of approximately $820,000.  Our research and development staff increased from an average of 86 for the six months ended June 30, 2007 to an average of 98 for the six months ended June 30, 2008.  The increase in payroll expense reflects the addition of employees whose functions support the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.9 million for the six months ended June 30, 2008 and 2007. The increase of $19,000 was primarily attributable to increases in depreciation expense of $321,000 and in property tax expense of $25,000.  The increase in depreciation expense was primarily due to tenant improvements in our current facility being placed in service during 2006.  These increases were partially offset by a decrease in rent expense of $326,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.2 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.  The increase of $397,000 was primarily attributable to an increase in expensed supplies used in high-throughput screening and other supplies used in research and development activities of $446,000, partially offset by a decrease in compound acquisition expense of $79,000.

Patent and Licensing.  Our patent and licensing expenses were $1.6 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.  The increase of $600,000 was primarily attributable to the increased patent legal expenses associated with the increased size and scope of our intellectual property portfolio.  The increase is also partially attributable to the timing of certain patent related filings.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.2 million for both of the six months ended June 30, 2008 and 2007.  The increase of $23,000 was primarily attributable to an increase in expense associated with grants made to employees after 2005, partially offset by decreases in expense associated with stock option grants made to non-employees.

Outside Services.  Our outside services expenses were $1.2 million and $637,000 for the six months ended June 30, 2008 and 2007, respectively.  The increase of $548,000 was primarily attributable to an increase in costs for outsourced regulatory support activities and outsourced research activities.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $6.7 million and $7.2 million for the six months ended June 30, 2008 and 2007, respectively.  The $460,000 decrease in expenses from the six months ended June 30, 2007 to 2008 was primarily attributable to decreases in non-cash stock-based compensation expense and facilities expenses.  The decrease in non-cash stock-based compensation expense of approximately $186,000 is primarily due to decreases in compensation expense in 2008 compared to 2007 for stock options granted to employees prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  These decreases were partially offset by increases in expense related to stock options granted to employees and members of our Board of Directors after 2005.  The decrease in facilities expense of $130,000 was primarily due to a decrease in rent expense of $125,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.

Interest Income

Interest income was $869,000 and $1.8 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease of $886,000 was primarily attributable to lower average rates of return on our invested balances for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and to lower investable balances for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of June 30, 2008, we had received in excess of $170.3 million in proceeds from the sales of common and preferred stock.  In addition, we had received $79.0 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $11.7 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $20.6 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments for reimbursement of certain expenses and in the event we achieve research or development milestones, and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At June 30, 2008, we had $48.4 million in cash, cash equivalents and investments available-for-sale as compared to $62.6 million at December 31, 2007, a decrease of $14.2 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $656,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from our employee stock purchase plan.

Operating Activities

Operating activities used cash of $13.4 million for the six months ended June 30, 2008 compared to $10.6 million for the six months ended June 30, 2007.  Our net loss increased $69,000 to $12.5 million for the six months ended June 30, 2008 compared to $12.4 million for the six months ended June 30, 2007.  Non-cash income decreased $498,000 to $686,000 for the six months ended June 30, 2008 from $1.2 million for the six months ended June 30, 2007.  Non-cash expenses increased $149,000 to $4.6 million for the six months ended June 30, 2008 from $4.4 million for the six months ended June 30, 2007.  The increase in non-cash expenses was primarily due to relative increases in depreciation expense of $352,000 and in stock-based compensation expense for employees and non-employee directors of $128,000, partially offset by a decrease in non-employee stock-based compensation expense of $291,000.  Net changes in other assets provided cash of $425,000 during the six months ended June 30, 2008 and used cash of $1.7 million during the six months ended June 30, 2007.  Additionally, net decreases in operating liabilities used cash of $5.2 million during the six months ended June 30, 2008 and provided cash of $313,000 during the six months ended June 30, 2007.

Investing Activities

Investing activities used cash of $1.1 million for the six months ended June 30, 2008 and provided cash of $4.7 million for the six months ended June 30, 2007.  Cash used by investing activities in the six months ended June 30, 2008 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment, offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $656,000 and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.  Cash provided by financing activities in the six months ended June 30, 2008 and 2007 reflects the net proceeds from the issuance or sale of common stock of $656,000 and $1.7 million, respectively, primarily pursuant to the exercise of employee and non-employee stock options and from purchases of stock from our employee stock purchase program.

As of June 30, 2008 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$24,272	$2,531	$5,253	$5,518	$10,970
License payments	112	112	—	—	—
Total	$24,384	$2,643	$5,253	$5,518	$10,970

As of June 30, 2008, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $34.0 million.  In the next six months (through December 31, 2008), we anticipate receiving $5.8 million in non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of June 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Commercial revenues include revenues from commercialization milestones, minimum periodic royalty payments and royalties on product sales made by our collaborators incorporating our flavor ingredients.  Revenue from commercialization milestones is recognized over the royalty term.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  Royalties on product sales made by our collaborators incorporating our flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, substantially all of our commercial revenues have been related to minimum periodic royalty payments.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.7 million and $3.3 million for the three and six month periods ended June 30, 2008, respectively. At June 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.9 million, which is expected to be recognized over a weighted average period of 2.3 years.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2008 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 62.7%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2008 would increase by $0.56 per share, or 13%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the six months ended June 30, 2008, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2008 would increase by $0.51 per share, or 12%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for the six months ended June 30, 2008) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2008 by $0.22 per share, or 5%.

For the six months ended June 30, 2008 and 2007, we have reduced stock-based compensation expense recognized in the Statement of Operations for those periods to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% and 3.7% for the six months ended June 30, 2008 and 2007, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Fair Value of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective January 1, 2008, we adopted the provisions of SFAS No. 157. We did not record any cumulative adjustment as a result of adopting SFAS No. 157.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  We classify money market funds as Level 1 assets.  At June 30, 2008, our Level 1-classified investments totaled $4.6 million.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U.S. government agency securities and commercial paper holdings as Level 2 assets.  At June 30, 2008, our Level 2-classified investments totaled $43.7 million.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At June 30, 2008, we did not hold any Level 3-classified investments.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

We adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  In June 2008, we completed a Section 382 analysis regarding the limitation of the federal net operating loss and research and development credits.  We have determined that ownership changes have occurred since our inception, and as a result, we will be unable to use approximately $3.1 million of our federal net operating losses and approximately $760,000 of our general business credits.  After reducing our federal net operating losses for these ownership changes, we will have federal net operating loss carryforwards of approximately $102.7 million and federal research and development credit carryforwards of approximately $1.8 million.     The federal tax loss carryforwards will begin to expire in 2019 unless previously utilized.  The federal credit carryforward will begin to expire in 2019 unless previously utilized.  However, due to uncertainties surrounding our ability to generate future taxable income to utilize these carryforwards, a full valuation allowance has been established to offset the net deferred tax asset related to these carryforwards.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the six months ended June 30, 2008, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2007 and our subsequent filings with the SEC.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2011 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to July 26, 2011.  Our agreement with Cadbury provides for research and development funding through July 2009 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement.

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

We are dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, temperature stability, solubility, taste, cost and an adequate safety profile. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not the primary human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes among other things the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-effective for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

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

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experience with the savory program, safety studies, preparation and FEMA GRAS review took approximately 12 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to packaged foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $12.5 million for the six months ended June 30, 2008. As of June 30, 2008, we had an accumulated deficit of approximately $161.6 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

We may need to obtain additional capital to fund our operations.*

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

•                  advance additional product candidates into and through the safety evaluation and regulatory approval process; and

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 128 on June 30, 2008 and we expect to continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Risks Related To Our Industry

Our ability to compete in the flavor ingredient market may decline if we do not adequately protect our proprietary technologies.*

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

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition proceedings to determine the validity of our competitors’ patents, litigation to enforce our or our licensed intellectual property against others or to defend the validity of any of our or our licensors’ future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business.  We cannot be certain of the outcome of any such proceedings or litigation.

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

Disputes concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and extremely costly and could delay our research and development efforts.*

Our commercial success, if any, will be significantly harmed if we infringe the patent rights of third parties or if we breach any license or other agreements that we have entered into with regard to our technology or business.  Our success will also depend, in part, on our ability to prevent others from infringing our patent rights.

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Dendreon, Duke University, Firmenich, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Wisconsin, Virginia Commonwealth University and Wissenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

We are not currently a party to any litigation, interference, opposition, protest, reexamination, reissue or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions.  However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties.  Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our or our licensed intellectual property rights.  In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

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

If we are unable to protect our trade secrets and other proprietary information, we could lose any competitive advantage we may have, which could adversely affect our business.*

We rely in part on trade secret protection for our confidential and proprietary information, know how and processes. Our policy is to execute proprietary information and invention agreements with our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of their employment shall be our exclusive property. Similarly, in the course of our collaborations or in the negotiation of potential collaborations we often disclose confidential and proprietary information under written agreements that obligate those third parties to keep our information confidential and to use our confidential information only for the purposes that we specify. There can be no assurance that we will be able to effectively enforce these agreements or that proprietary information is our exclusive property. There can be no assurance that the subject proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, BRAIN AG (or Biotechnology Research and Information Network AG), Cargill, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

We may be sued for product liability and exposed to other product safety-related risks, which could adversely affect our business and harm our reputation.*

Because our business strategy involves the development and sale by our collaborators of commercial products incorporating our flavor ingredients, we may be sued for product liability. Products incorporating our flavor ingredients are also subject to risks such as product contamination or spoilage, product tampering or other adulteration.  From time to time we receive reports of observed effects after individuals taste solutions or products that include novel flavor ingredients that we are testing or developing, including reports such as irritation of the mouth, tingling of the tongue, lips or gums, and modulation or loss of taste sensation. Our practice is to track reports of any observed effects and, in particular, to evaluate whether any adverse effect may be related to our novel flavor ingredient or whether another cause is determinable. In some instances, these effects may be observed only at higher levels of use or exposure, in which case we may elect to proceed with development, and subsequent commercialization, of a novel flavor ingredient at use levels that we believe are appropriate for only a subset of all potential applications. Nevertheless, we may be held liable if any flavor ingredient we test, develop or commercialize, or any product our collaborators test, develop or commercialize that incorporates any of our flavor ingredients, causes injury or illness or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or consumer use. In addition, the safety studies we must perform and the regulatory approvals we must obtain prior to incorporating our flavor ingredients into a commercial product will not protect us from any such liability.

Any alleged illness or injury associated with any of our flavor ingredients, product defect, product liability judgment or product recall may negatively impact our financial results depending on the reaction of our collaborators, scope, competitive reaction and consumer attitudes.  Even if such an allegation or product liability claim lacks merit, cannot be substantiated, is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our flavor ingredients or products that incorporate our flavor ingredients caused illness, injury or death could adversely affect our reputation with existing and potential collaborators and licensees and our corporate image and could cause a decline in our stock price.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $4 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

•                  the discovery of a product defect or the commencement of a product recall;

•                  an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;

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

ITEM 4.                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 29, 2008.  At the Annual Meeting, the individuals listed below were elected as directors and the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was ratified.

We had 30,587,715 shares of common stock outstanding and entitled to vote as of April 9, 2008, the record date for the Annual Meeting.  At the Annual Meeting, 27,246,095 shares of common stock were present in person or represented by proxy for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting for the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Abstained
Proposal 1. Election of Directors.
Roger D. Billingsley, Ph.D.	27,085,896	—	160,199	—
Stephen A. Block, Esq.	27,088,172	—	157,923	—
Michael E. Herman	26,963,654	—	282,441	—
Dennis F. O’Brien	26,962,400	—	283,695	—
Jay M. Short, PhD.	26,965,165	—	280,930	—
Kent Snyder	27,088,926	—	157,169	—
Christopher Twomey	27,084,772	—	161,323	—

Proposal 2. Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.	27,074,112	128,055	3,341,620	43,928

ITEM 6.  EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 20, 2007).

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

10.1*

Fourth Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006 and April 14, 2008 between Senomyx and Nestec, Ltd.

10.2*

Second Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004 and April 16, 2008 between Senomyx and the Coca-Cola Company.

10.3	Statement dated May 7, 2008 re:extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 7, 2008	By:	/S/ KENT SNYDER
Kent Snyder President, Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)