Form 10-Q
period 2008-09-30
SENOMYX INC
filed 2008-11-06
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Not Applicable.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2008:  30,669,915

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$16,651	$19,983
Investments available-for-sale	26,512	42,641
Other current assets	2,791	2,090
Total current assets	45,954	64,714

Property and equipment, net	14,169	14,535
Total assets	$60,123	$79,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,073	$5,779
Leasehold incentive obligation	987	987
Deferred revenue	2,180	5,971
Total current liabilities	8,240	12,737

Deferred rent	1,227	1,073
Leasehold incentive obligation	7,322	8,062
Deferred revenue	—	750

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at September 30, 2008 (unaudited) and December 31, 2007; no shares issued or outstanding at September 30, 2008 (unaudited) and December 31, 2007	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2008 (unaudited) and December 31, 2007; 30,669,915 and 30,476,072 shares issued and outstanding at September 30, 2008 (unaudited) and December 31, 2007, respectively	31	30
Additional paid-in capital	211,399	205,697
Accumulated other comprehensive (loss)/gain	(3)	14
Accumulated deficit	(168,093)	(149,114)
Total stockholders’ equity	43,334	56,627
Total liabilities and stockholders’ equity	$60,123	$79,249

[NOTE: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Development revenues	$3,914	$5,053	$13,471	$11,857
Commercial revenues	121	—	199	—

Total revenues	4,035	5,053	13,670	11,857

Operating expenses:
Research and development	7,656	7,668	23,942	21,480
General and administrative	3,106	2,999	9,824	10,177
Total operating expenses	10,762	10,667	33,766	31,657

Loss from operations	(6,727)	(5,614)	(20,096)	(19,800)

Interest income	248	852	1,117	2,607
Net loss	$(6,479)	$(4,762)	$(18,979)	$(17,193)

Net loss per share, basic and diluted	$(0.21)	$(0.16)	$(0.62)	$(0.57)

Shares used in calculating net loss per share, basic and diluted	30,617,349	30,394,177	30,579,810	30,283,499

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Operating activities
Net loss	$(18,979)	$(17,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,697	2,151
Accretion of discount on available-for-sale securities	(911)	(1,589)
Amortization of leasehold incentive obligation	(740)	(700)
Stock-based compensation for non-employees	60	565
Stock-based compensation for employees and non-employee directors	4,701	4,733
Change in operating assets and liabilities:
Other assets	(701)	(918)
Accounts payable, accrued expenses and other current liabilities	(698)	580
Deferred revenue	(4,541)	5,825
Leasehold incentive obligation	—	176
Deferred rent	154	797
Net cash used in operating activities	(18,958)	(5,573)

Investing activities
Purchases of property and equipment	(2,339)	(2,454)
Purchases of available-for-sale securities	(63,465)	(57,658)
Maturities of available-for-sale securities	80,488	79,778
Net cash provided by investing activities	14,684	19,666

Financing activities
Proceeds from issuance of common stock	942	2,107
Net cash provided by financing activities	942	2,107

Net (decrease)/increase in cash and cash equivalents	(3,332)	16,200
Cash and cash equivalents at beginning of period	19,983	21,225
Cash and cash equivalents at end of period	$16,651	$37,425

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$29	$9

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be reported for the year ending December 31, 2008.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2007, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”).

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

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and nine months ended September 30, 2008 and 2007 was comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Research and development	$(496)	$(542)	$(1,680)	$(1.422)
General and administrative	(942)	(1,056)	(3,021)	(3,311)
Employee and non-employee director stock-based compensation expense	$(1,438)	$(1,598)	$(4,701)	$(4,733)

At September 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Historical:
Numerator:
Net loss (in thousands)	$(6,479)	$(4,762)	$(18,979)	$(17,193)
Denominator:
Weighted average common shares	30,617,349	30,407,313	30,580,016	30,313,950
Weighted average unvested common shares subject to repurchase	—	(13,136)	(206)	(30,451)

Denominator for basic and diluted earnings per share	30,617,349	30,394,177	30,579,810	30,283,499

Basic and diluted net loss per share	$(0.21)	$(0.16)	$(0.62)	$(0.57)

Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss. The accumulated unrealized gains or losses are reported as accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Comprehensive loss	$(6,451)	$(4,750)	$(18,996)	$(17,191)

2.                                      Adoption of New Accounting Standards

On January 1, 2008 the Company adopted the provisions of SFAS No. 157, Fair Value Measurement, related to its financial assets.  The Company measures certain assets at fair value as discussed in the footnotes to its quarterly and annual financial statements.

On January 1, 2008 the Company adopted the provision of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows certain financial assets and liabilities to be recognized, at the Company’s election, at fair market value, with any gains or losses for the period recorded in the statement of income.  SFAS No. 159 includes available-for-sales securities in the assets eligible for this treatment.  Currently, the Company records the gains or losses for the period in comprehensive income (loss) and in the equity section of the balance sheet.  At this time, the Company has not elected to account for any available-for-sale securities using the provisions of SFAS No. 159.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U.S. government agency securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$15,370	$15,370	$—	$—
U.S. government agency securities	26,512	—	26,512	—
Commercial paper	1,192	—	1,192	—
Total financial instruments owned	$43,074	$15,370	$27,704	$—

4.                                      Subsequent Event

On November 6, 2008 the Company announced that the Company entered into a Collaborative Commercialization and License Agreement with Firmenich SA for S2383, the Company’s novel enhancer of the high-intensity sweetener sucralose.  Under the terms of the agreement, Firmenich has agreed to pay to the Company royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Cadbury, Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2008 our accumulated deficit was $168.1 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions, including the recent economic and credit crisis, which may affect our collaborators’ research and development expenditures and commercialization efforts.

In July 2008 we announced the amendment of our Collaborative Research and License Agreement with Cadbury to extend the collaborative period for an additional twelve months, through July 2009.  Under the terms of the extension, Cadbury has agreed to pay us incremental research funding of up to $600,000 and we are continuing to work with Cadbury for the discovery and commercialization of flavor ingredients in the gum confectionary area.  The potential milestone payments to us upon achievement of certain product discovery and development goals remain unchanged under the amendment.  Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

In September 2008 we and Solae announced that we have reached critical milestones in our collaboration to develop bitter blockers that improve the taste of soy protein.

In October 2008 we announced that we received a payment from Coca-Cola related to a milestone achieved by us under our collaborative research, development, commercialization and license agreement.  The milestone was associated with our discovery of a promising new flavor ingredient.

In November 2008 we announced that we entered into a Collaborative Commercialization and License Agreement with Firmenich SA for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the terms of the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Revenue

We recorded revenue of $4.0 million and $5.1 million during the three months ended September 30, 2008 and 2007, respectively.  The decrease of $1.0 million was primarily due to the recognition of revenue in the third quarter of 2007 related to the third amendment of our collaboration agreement with Ajinomoto and the termination of a collaboration in October 2007.  The Ajinomoto amendment was entered into during August 2007, and revenue related to this amendment was recognized over the period August 2007 through April 2008.  This decrease was partially offset by the earning of two research milestones totaling $750,000 and cost reimbursement of $269,000 in the third quarter of 2008.  Research and development payments, license fees, milestone payments, cost reimbursements and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2008.  Research and development payments and license fees under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2007.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.7 million for each of the three months ended September 30, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended September 30,
	2008	2007
Salaries and personnel	$3,013	$2,934
Facilities and depreciation	1,489	1,391
Research and development supplies	1,041	1,113
Patent and licensing	843	1,045
Outside services	583	238
Non-cash stock-based compensation	516	776
Miscellaneous	171	171
Total research and development expenses	$7,656	$7,668

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.0 million and $2.9 million for the three months ended September 30, 2008 and 2007, respectively.  The increase of $79,000 was primarily due to increases in payroll expenses.  Our research and development staff increased from an average of 89 for the three months ended September 30, 2007 to an average of 95 for the three months ended September 30, 2008.  The increase in payroll expense reflects the addition of employees who perform research and development activities and the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.  Our facilities and depreciation expenses were $1.5 million and $1.4 million for the three months ended September 30, 2008 and 2007, respectively. The increase of $98,000 was primarily attributable to an increase in depreciation expense primarily due to depreciation expense on instrumentation and equipment used in research and development activities, partially offset by a decrease in facilities expense of $67,000.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.0 million and $1.1 million for the three months ended September 30, 2008 and 2007, respectively.  The decrease was primarily attributable to decreased expenditures for supplies used in high-throughput screening and other supplies used in research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $843,000 and $1.0 million for the three months ended September 30, 2008 and 2007, respectively.  The decrease of $202,000 was primarily attributable to the timing of patent filing-related legal expenses associated with our intellectual property portfolio.

Outside Services.  Our outside services expenses were $583,000 and $238,000 for the three months ended September 30, 2008 and 2007, respectively.  The increase of $345,000 was primarily attributable to an increase in costs for outsourced activities in support of regulatory filings and outsourced research activities.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $516,000 and $776,000 for the three months ended September 30, 2008 and 2007, respectively.  The decrease of $260,000 was primarily attributable to decreases in expense associated with stock option grants made to non-employees.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.1 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively.  The $107,000 increase in expenses was primarily attributable to increases in general corporate legal and consulting expenses, partially offset by a decrease in stock-based compensation expense.  The decrease in stock-based compensation expense is primarily due to reduced expense associated with stock option grants made prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.

Interest Income

Interest income was $248,000 and $852,000 for the three months ended September 30, 2008 and 2007, respectively.  The decrease of $604,000 was primarily attributable to lower average rates of return on our lower investable balances for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

Revenue

We recorded revenue of $13.7 million and $11.9 million during the nine months ended September 30, 2008 and 2007, respectively.  The increase of $1.8 million was primarily due to the recognition in 2008 of four months of revenue related to the third amendment of our collaboration agreement with Ajinomoto, as compared to two months of revenue in 2007.  The Ajinomoto amendment was entered into during August 2007, and revenue related to this amendment was recognized over the period August 2007 through April 2008.  The increase was also due to the earnings of three research milestones totaling $1.1 million in 2008, as compared to one research milestone of $500,000 in 2007.  Research and development payments, license fees, milestones, cost reimbursements and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenues for the nine months ended September 30, 2008.  Research and development payments, license fees and milestones under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the nine months ended September 30, 2007.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $23.9 million and $21.5 million for the nine months ended September 30, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Salaries and personnel	$9,634	$8,534
Facilities and depreciation	4,409	4,292
Research and development supplies	3,261	2,936
Patent and licensing	2,489	2,090
Outside services	1,768	875
Non-cash stock-based compensation	1,740	1,977
Miscellaneous	641	776
Total research and development expenses	$23,942	$21,480

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $9.6 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $1.1 million was primarily due to increases in payroll and employee benefits expenses of approximately $901,000 and $175,000, respectively.  Our research and development staff increased from an average of 87 for the nine months ended September 30, 2007 to an average of 97 for the nine months ended September 30, 2008.  The increase in payroll expense reflects the addition of employees who perform research and development activities and the continuing optimization of product candidates from our discovery and development programs and the impact of annual salary adjustments.

Facilities and Depreciation.  Our facilities and depreciation expenses were $4.4 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively. The increase of $117,000 was primarily attributable to increases in depreciation expense of $487,000.  The increase in depreciation expense was primarily due to scientific equipment being placed in service during 2007 and 2008.  These increases were partially offset by a decrease in rent expense of $331,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.

Research and Development Supplies.  Our expenses for supplies used in research and development were $3.3 million and $2.9 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $325,000 was primarily attributable to an increase in expensed supplies used in high-throughput screening and other supplies used in research and development activities of $473,000, partially offset by a decrease in compound acquisition expense of $150,000.

Patent and Licensing.  Our patent and licensing expenses were $2.5 million and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $399,000 was primarily attributable to the increased patent filing-related legal expenses associated with the increased size and scope of our intellectual property portfolio.  The increase is also partially attributable to the timing of certain patent related filings.

Outside Services.  Our outside services expenses were $1.8 million and $875,000 for the nine months ended September 30, 2008 and 2007, respectively.  The increase of $893,000 was primarily attributable to an increase in costs for outsourced activities in support of regulatory filings and outsourced research activities.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.7 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease of $237,000 was primarily attributable to decreases in expense associated with stock option grants made to non-employees and in expense associated with stock option grants made prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period, partially offset by an increase in expense associated with grants made to employees after 2005.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $9.8 million and $10.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The $353,000 decrease in expenses from the nine months ended September 30, 2007 to 2008 was primarily attributable to decreases in non-cash stock-based compensation expense and facilities expenses.  The decrease in non-cash stock-based compensation expense of approximately $300,000 is primarily due to decreases in compensation expense in 2008 compared to 2007 for stock options granted to employees prior to 2006 as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  These decreases were partially offset by increases in expense related to stock options granted to employees and members of our Board of Directors after 2005.  The decrease in facilities expense of $137,000 was primarily due to a reduction in rent expense of $120,000 due to our recognizing rent expense on both our former facility and our current facility until our move from the former facility was completed in the first quarter of 2007.

Interest Income

Interest income was $1.1 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease of $1.5 million was primarily attributable to lower average rates of return on our lower investable balances for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of September 30, 2008, we had received in excess of $170.6 million in proceeds from the sales of common and preferred stock.  In addition, we had received $82.2 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $12.0 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $17.6 million in non-refundable research and development payments from our collaborators.  In addition, we may receive payments for reimbursement of certain expenses and in the event we achieve research or development milestones, and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At September 30, 2008, we had $43.2 million in cash, cash equivalents and investments available-for-sale as compared to $62.6 million at December 31, 2007, a decrease of $19.5 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $942,000 from the issuance of common stock through the exercise of employee and non-employee stock options and from purchases of stock from our employee stock purchase plan.

Operating Activities

Operating activities used cash of $19.0 million for the nine months ended September 30, 2008 compared to $5.6 million for the nine months ended September 30, 2007.  Our net loss increased $1.8 million to $19.0 million for the nine months ended September 30, 2008 compared to $17.2 million for the nine months ended September 30, 2007.  Non-cash income decreased $678,000 to $911,000 for the nine months ended September 30, 2008 from $1.6 million for the nine months ended September 30, 2007.  Non-cash expenses decreased $31,000 to $6.7 million for the nine months ended September 30, 2008 from $6.7 million for the nine months ended September 30, 2007.  The decrease in non-cash expenses was primarily due to relative decreases in stock-based compensation expense for employees, non-employee directors and non-employees of $537,000, partially offset by a relative increase in depreciation expense of $546,000.  Net changes in other assets used cash of $701,000 and $918,000 during the nine months ended September 30, 2008 and 2007, respectively.  Additionally, net changes in operating liabilities used cash of $5.1 million during the nine months ended September 30, 2008 and provided cash of $7.4 million during the nine months ended September 30, 2007.

Investing Activities

Investing activities provided cash of $14.7 million and $19.7 million for the nine months ended September 30, 2008 and 2007, respectively.  Cash provided by investing activities in the nine months ended September 30, 2008 and 2007 reflect maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and purchases of property and equipment.

Financing Activities

Financing activities provided cash of $942,000 and $2.1 million for the nine months ended September 30, 2008 and 2007, respectively.  Cash provided by financing activities in the nine months ended September 30, 2008 and 2007 reflects the net proceeds from the issuance or sale of common stock of $942,000 and $2.1 million, respectively, primarily pursuant to the exercise of employee and non-employee stock options and from purchases of stock from our employee stock purchase program.

As of September 30, 2008 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,644	$2,548	$5,283	$5,557	$10,256
License payments	39	39	—	—	—
Total	$23,683	$2,587	$5,283	$5,557	$10,256

As of September 30, 2008, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to use our existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations to fund our operations.  Under our existing collaboration agreements, assuming all remaining milestones are achieved and we receive all remaining research and development funding, we may be entitled to payments which total up to $30.8 million.  In the next three months (through December 31, 2008), we anticipate receiving $2.6 million in non-refundable research and development payments.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

Off-Balance Sheet Arrangements

As of September 30, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.4 million and $4.7 million for the three and nine month periods ended September 30, 2008, respectively. At September 30, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $11.2 million, which is expected to be recognized over a weighted average period of 2.0 years.

For purposes of estimating the fair value of stock options granted during the nine months ended September 30, 2008 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 62.7%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2008 would increase by $0.56 per share, or 13%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the nine months ended September 30, 2008, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2008 would increase by $0.50 per share, or 12%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for the nine months ended September 30, 2008) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2008 by $0.22 per share, or 5%.

For the nine months ended September 30, 2008 and 2007, we have reduced stock-based compensation expense recognized in the Statement of Operations for those periods to reflect for estimated forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% and 3.7% for the nine months ended September 30, 2008 and 2007, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  We classify money market funds as Level 1 assets.  At September 30, 2008, our Level 1-classified investments totaled $15.4 million.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U.S. government agency securities and commercial paper holdings as Level 2 assets.  At September 30, 2008, our Level 2-classified investments totaled $27.7 million.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At September 30, 2008, we did not hold any Level 3-classified investments.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2011 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to July 26, 2011.  Our agreement with Cadbury (as amended in July 2008) provides for research and development funding through July 2009 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement.

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

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not the primary human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes among other things the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

If we or our collaborators are unable to obtain and maintain the Generally Recognized as Safe, or GRAS, determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In March 2005, we obtained a Flavor and Extract Manufacturers Association, or FEMA, GRAS determination for four of our savory flavor ingredients.  In November 2008, we obtained a FEMA GRAS determination for one of our sucralose flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory and sucralose programs, safety studies, preparation and FEMA GRAS review took approximately 12 to 15 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 15 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to packaged foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $19.0 million for the nine months ended September 30, 2008. As of September 30, 2008, we had an accumulated deficit of approximately $168.1 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline.*

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions, including the recent economic and credit crisis, which may affect our collaborators’ research and development expenditures and commercialization efforts.

We may need to obtain additional capital to fund our operations.*

If we are unable to successfully commercialize our flavor ingredients, maintain our existing product discovery and development collaborations or enter into new collaborations, we will likely need to obtain additional capital or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund new research, discovery or development programs;

•                  advance additional product candidates into and through the safety evaluation and regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. In particular, although we have previously been successful in obtaining financing through offerings of our equity securities, there can be no assurance that we will be able to do so in the future, especially given the recent economic and credit crisis.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 124 on September 30, 2008 and we may continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $2 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

•                  comments by securities analysts;

•                  general market conditions, including the recent economic and credit crisis;

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

10.1*	First Addendum to the Collaborative Research, Development, Commercialization and License Agreement dated April 23, 2007, as amended September 1, 2008 between Senomyx, Inc. and Solae, LLC.

10.2*

Fifth Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008 between Senomyx and Nestec, Ltd.

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

Senomyx, Inc.

Date: November 6, 2008	By:	/S/ KENT SNYDER
Kent Snyder President, Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)