Form 10-K
period 2008-12-31
SENOMYX INC
filed 2009-02-12
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐  Non-accelerated filer ☐  Accelerated filer ☒  Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2008, the aggregate market value of the voting stock held by non—affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $119,215,000. Excludes an aggregate of 6,406,318 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2008. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of January 31, 2009, there were 30,670,123 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2008

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

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and bitter blockers, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient supply industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Cadbury, Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

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

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2007, excluding pet food, were approximately $1.6 trillion, of which $300 billion was generated in the United States. These figures represent growth rates of approximately 6% and 3%, respectively, over 2002 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.2 trillion and sales of non-alcoholic beverages were approximately $415 billion.  Additionally, according to recent data from Euromonitor, the worldwide sales of pet food products in 2007 were approximately $32 billion.  Based on recent data from Euromonitor, Information Resources, Inc., a provider of enterprise market information solutions and services, and reports from our collaborators, we estimate that our collaborators’ combined worldwide sales in 2007 of their products that fall within their exclusive or co-exclusive product fields were approximately $64 billion. Our collaboration agreements for retail and food service sales provide that we will receive royalties of up to 4% on our collaborators’ sales of products containing our flavor ingredients. Our collaboration agreements for ingredient supply sales provide that we will receive royalties of up to 5% on our collaborators’ sales of our flavor ingredients or flavor systems that incorporate our flavor ingredients.  A flavor system can be a combination or variety of flavors and ingredients, such as strawberry flavor and sweeteners.  However, we do not anticipate that our collaborators will incorporate our flavor ingredients into all of their products within their exclusive or co-exclusive product fields.

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

Taste Areas	Example Product Categories	2007 Estimated Worldwide Sales(1)	2007 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$443 billion	$21.6 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$592 billion	$23.6 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$456 billion	$9.3 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$576 billion	$9.2 billion

(1)          According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)          Based on recent data from Euromonitor, Information Resources and reports from our collaborators.

According to Hill Consulting Group’s “Cooling Agents” report, annual sales of current cooling compounds are in the range of $400 million, and we estimate the opportunity for flavor systems incorporating improved cooling agents may be three to four times that size.

Flavor and Ingredient Supply Industry

Flavors and ingredient supplies are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavors and ingredient supplies can originate from either naturally occurring or chemically synthesized compounds. Flavors include compounds that impart a taste such as strawberry, vanilla or cool while ingredient supplies include food additives such as MSG and hydrolyzed soy protein.  Flavor ingredients may be sold as part of a flavor system or in combination with another ingredient to packaged food and beverage companies, or to companies that make pharmaceutical or OTC healthcare products. A flavor system can be a combination or variety of flavors and ingredients, such as strawberry flavor and sweeteners.  Flavor systems can also come in several forms such as powder or liquid, and may be specially processed to increase the functionality of the flavor.

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

Flavors and ingredient supplies are regulated in the United States under provisions of the Food, Drug and Cosmetic Act, or FD&C Act, administered by the Food and Drug Administration, or FDA.  Flavor ingredients sold in countries and regions outside the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union.  For further discussion of the regulatory regime for flavor and ingredient supplies, please see the “Regulatory” section below.

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

While most flavor ingredients are regulated in the United States as Generally Recognized as Safe, or GRAS, substances under the provisions of the FD&C Act, most high potency sweeteners are currently regulated as food additives that may require FDA approval prior to use in foods.  (Please see the “Regulatory” section below for a more complete description of the regulatory process.)

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2007 worldwide sales of soft drinks were approximately $331 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $331 million.

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

•                  Cost of Goods Savings.  The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations and LMC International, an economic and business consultancy providing economic research and consultancy services, estimated worldwide sugar production in 2007 was over 166 million metric tons, and consumption was over 145 million metric tons.  The market value of processed sugar produced worldwide is therefore in excess of $63 billion on an annual basis, based on United States spot prices in January 2009.  Similarly, according to Ajinomoto’s FY2008 Market and Other Information report, worldwide demand for MSG was over 2 million metric tons in 2007 at a cost of $4.2 billion. According to LMC International, worldwide demand for high-fructose corn syrup for 2008 was approximately 12.9 million metric tons at a cost of approximately $6.9 billion.  Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

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

We believe our approach will result in the discovery and development of flavor ingredients that will address the following key challenges faced by the packaged food, beverage and ingredient industries:

•                  Maintaining and Improving Taste.  We are developing flavor ingredients to enable our current and future collaborators to improve or maintain taste while improving the nutritional profile of packaged food, beverage and ingredient products or reducing ingredient costs.

•                  Reducing Sugar, Artificial Sweeteners, Salt and MSG in Packaged Food, Beverage and Ingredient Products.  We are developing flavor ingredients to enable our current and future collaborators to significantly reduce the levels of sugar, artificial sweeteners, salt and MSG in packaged food, beverage and ingredient products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile and/or taste of packaged food, beverage and ingredient products.

•                  Blocking Undesirable Tastes.  We are discovering flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food, beverage, OTC health care products and pharmaceutical products.

•                  Overcoming Deficiencies in Certain Flavor Ingredients. We are discovering flavor ingredients with lower costs and improved properties over existing ingredients, including flavor and physical properties.

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

•                  Reducing Cost of Goods.  We believe our proprietary flavor ingredients will enable our current and future collaborators to reduce overall raw material ingredient costs in certain cases, particularly for those products containing high levels of natural and artificial sweeteners and MSG.

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavor ingredients. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food, Beverage and Ingredient Companies.  We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavor ingredients. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.

•                  Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, GRAS Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Five ingredients developed as part of our savory and sweet programs have received FEMA GRAS determination.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients. In the event that a particular flavor ingredient is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative ingredients.

•                  Pursuing Additional Collaborations and Market Opportunities.  We seek to establish additional collaborations with leading packaged food, beverage and ingredient companies to use flavor ingredients developed through our existing programs for exclusive or co-exclusive use within new packaged food, beverage and ingredient product fields. We intend to receive from future collaborators up-front fees, research and development funding, milestone payments, minimum periodic royalties and royalties on future sales of products incorporating these flavor ingredients. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavor ingredients into a particular product or flavor system.

•                  Expanding Our Product Candidate Pipeline.  We will continue to focus on the discovery and development of additional flavor ingredients based on additional taste receptors to address new taste areas. We believe potential new taste receptors include the fat taste, sour taste and hot taste receptors.  We also intend to improve the beneficial characteristics of our current product candidates through the development of next-generation flavor ingredients. We will also continue to consider applications of our current products and technologies outside of the packaged food, beverage and ingredient industries.

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

The key elements of our Discovery and Development process are:

•                  Proprietary Taste Receptor-Based Assay Development.  The first step in our discovery and development process is to develop proprietary assays based on human taste receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date we have developed assays to test for compounds that interact with receptors associated with savory, sweet, salt, bitter and cooling tastes.

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

•                  Safety Studies and Regulatory Approval of Product Candidates.  The next step in our discovery and development process is to select one or more product candidates for commercialization. We then evaluate the selected product candidate for safety, including preliminary in-vitro evaluation and additional in-vivo studies to confirm an acceptable safety profile. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to FEMA for review.  The FEMA review is conducted by an Expert Panel identified and convened by FEMA.  If the Expert Panel determines the product candidate to be GRAS, the conclusions of the Expert Panel are provided directly to the FDA and published in the journal Food Technology.  The FEMA GRAS status allows the ingredients to be commercialized in the United States and several other countries and regions.  FEMA GRAS status also facilitates regulatory determinations in a number of additional countries.

Five ingredients developed as part of our savory and sweet programs have received FEMA GRAS determination.  The process from selection for development until receipt of that determination has ranged from 12 to 16 months.  Costs associated with the FEMA GRAS process, including synthesis of material for regulatory studies, contract safety studies and preparation of the application, were less than $1 million.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time may vary depending on the properties of the flavor ingredient.  In the United States, most high potency sweeteners are currently regulated as food additives which require FDA approval prior to use in foods.  However, no United States regulation precludes high potency sweeteners from being determined to be GRAS.  The safety data requirements for food additives and GRAS substances are the same and depend upon the anticipated human exposure to the substance or consumption, and the level of concern for potential toxicity based on the structure of the substance.  If a food additive petition is required, there is a range of potential studies that may be conducted.  These studies have a total estimated cost of up to $7 million and may take up to four years to complete.  Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies.  Outside the United States, the food additive approval process is generally similar to the FDA food additive petition process.

•                  Commercialization.  Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be commercialized immediately.  Our collaborators have ultimate responsibility for commercialization of Senomyx flavor ingredients in their end product offerings.  Prior to commercialization collaborators complete extensive product formulation work on targeted products.  Our collaborators may validate final formulations for these products through in-house sensory evaluation as well as external in-market taste tests by consumers.  Upon confirming consumer acceptance of these products, the collaborators complete activities such as production of the Senomyx flavor ingredients and the development of packaging and sales samples and materials, enabling the actual market launches of the products.

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

We completed the safety assessment studies for S336 and S807 and submitted applications for GRAS determination to FEMA in December 2004.  In March 2005, the FEMA Expert Panel determined that S336 and S807 were GRAS.  In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item 1, Business — Regulatory Process.  After we achieved FEMA GRAS status for the four savory ingredients, our collaborator initiated product development efforts to identify initial applications, optimal concentrations and the development of new recipes.

During 2007, the Chinese Ministry of Health granted official regulatory approval in China for our savory flavor ingredients.  Also in 2007, our savory flavor ingredients received a positive review by the Joint FAO/WHO Expert Committee on Food Additives, or JECFA.  The JECFA determination facilitates the acceptance or approval of flavors for use in food in many countries throughout the world.

Commercialization by Collaborators

Initial market launch by Nestlé of products including our savory enhancers occurred in June 2007.  Nestlé’s launch strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG.  A total of six new bouillon and culinary aid products, across four countries in the Pacific Rim and Latin America, including Brazil, were launched in 2007.  Additional new products containing our savory enhancers were launched in 2008.  Additionally, Nestlé has been conducting product development and consumer testing with both new and reformulated established products in larger countries that are high-volume users of MSG.  We anticipate that Nestlé will initiate commercialization of established products containing our savory flavor ingredients in 2009.  A second collaborator for the savory enhancer program continues preparation for potential future launches of products containing our savory ingredients.

Concurrently, we are working to obtain global regulatory approvals in support of new business development activities and commercialization strategies for subsequent product launches of our savory flavor enhancers in additional countries.

Sweet Enhancer Program

The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Senomyx has identified S2383, a novel enhancer of the high-intensity sweetener sucralose, and S6973, a new sucrose, or plain sugar, enhancer.  Taste tests demonstrated that S2383 enabled up to a 75% reduction of sucralose in product prototypes such as beverages, yogurt and baked goods, yet maintained the same sweet intensity without any off-tastes.  In November 2008 we announced receipt of FEMA GRAS status for S2383.  Also in November 2008, we and Firmenich announced a new collaboration under which Firmenich has exclusive rights to commercialize S2383 as a standalone ingredient or as part of an ingredient mixture in virtually all countries.  Firmenich has initiated pre-commercialization activities for S2383.

The sucrose enhancer S6973 allowed an approximately 50% reduction of sucrose in taste tests with beverage, yogurt, cereal, cookie, condiments, hard candy and other product prototypes.  In addition to this significant degree of enhancement, S6973 has key beneficial taste characteristics that allowed the taste of sucrose to be unaffected in these tests.  During 2008, we moved S6973 into the development phase.  We are currently conducting safety studies to support regulatory filings for S6973.

Additional work is ongoing to identify enhancers of fructose and other natural and artificial sweeteners and to identify other enhancers of sucrose with other desirable physical properties.  Samples that are active in the screening assay are being scaled up and optimized for taste tests.

Salt Enhancer Program

The goal of the salt enhancer program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.  During 2008, Senomyx reported a major scientific finding with the discovery of SNMX-29, the protein the Company believes is the primary receptor responsible for human salt taste.  Using new proprietary screening assays based on SNMX-29, Senomyx has identified well over 100 enhancers of both sodium chloride (table salt) and potassium chloride that are active in the assays.  These enhancers, which represent 12 diverse sample classes, are being optimized to increase their solubility, potency, and taste characteristics.  Taste tests to determine their efficacy have been initiated.

Bitter Blocker Program

The goals of our bitter blocker program are to identify compounds that modulate or eliminate the bitter taste and to improve the overall taste characteristics of certain packaged food, beverage and ingredient products, OTC health care products and pharmaceutical products.  This involves the identification of taste receptors that respond to bitter ingredients known to be present in a variety of food and beverage ingredients, followed by the use of these receptors to discover bitter taste blockers.  We have identified blockers for 18 of the 22 different bitter receptors that we believe are the primary means by which humans sense bitter tastes, and we are currently screening to find blockers for the remaining receptors.  In this way, we are creating a novel “toolbox” of bitter blockers that have the potential to be used to reduce the bitter taste of a wide variety of products.  We are using this toolbox approach in our efforts to reduce the bitterness of products marketed by our two collaborators for the bitter blocker program.

In the first collaboration, during 2008 we identified S0812 and other bitter blockers that met the criteria for reducing the bitterness of several variations of one collaborator’s product, as well as additional product prototypes.  We have therefore initiated development activities intended to support regulatory filings for these bitter blockers in the U.S. and elsewhere.  The development phase includes scale-up manufacturing and safety studies.

Our second collaboration, which is with Solae, involves the discovery and development of new bitter blockers that modulate and control bitterness in certain soy-based products.  During 2008, we reached critical milestones related to our demonstration that it is possible to block the receptors responsible for the bitter taste associated with hydrolyzed soy protein.  We recently achieved a taste proof of concept with promising blockers that reduced soy bitterness in taste tests.

High Potency Sweetener Program

The goals of our high potency sweetener program are to discover and develop novel no- or low-calorie natural high potency sweeteners and to improve upon the taste and physical properties of currently marketed high potency sweeteners.  We have been expanding our natural products library with numerous additional samples, most recently from a variety of plants.  We have identified multiple natural sample extracts that were active in the sweet receptor screening assay.  These samples, which typically contain mixtures of 10 or more components, are being purified in preparation for evaluation in taste tests.  We have validated our natural screening and purification processes by demonstrating that our methodologies can be used to identify and isolate a known natural sweetener from a complex plant extract.

Cooling Flavor Program

The goal of our cool flavor program is to identify novel cooling flavors that do not have the limitations of currently available agents.  During 2008, we began screening samples using a proprietary high-throughput screening assay designed to identify potential new cooling agents.  Samples that demonstrate activity in the assay are further characterized and prepared for taste testing.  We recently demonstrated that one of these samples provided indications of a cooling taste effect.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt, bitter or cool. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups or frozen foods. We have product discovery and development collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.  We also have an additional commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer.

All of our current collaboration agreements provide for royalty payments based upon future product sales in the event the collaborator commercializes a product incorporating our flavor ingredients.  Most of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and cost reimbursement.  Certain of our current collaboration agreements also provide for upfront fees and minimum periodic royalties.  The research and development funding under each of these agreements is typically paid according to a fixed payment schedule, but may vary from period to period upon mutual agreement of the parties. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the consumer products that may incorporate our flavor ingredients. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. Under most of our agreements, we are primarily responsible for the regulatory approval phase and a portion of the associated expenses.  We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavor ingredients. All decisions of the steering committees must be unanimous.

Our product discovery and development collaboration agreements provide that we will conduct research and development on flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements.  Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also retain rights to any flavor ingredients that we discover after the respective collaborative period. In addition to the product discovery and development agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer, which has already received GRAS status.  In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavor ingredients into a product, it will no longer be entitled to use, and we will have the right to license the flavor ingredients to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.  Our agreement with Cadbury, as amended, provides for research and development funding through July 2009 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.  Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2011 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to July 26, 2011.  Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain patent costs.  In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive an additional milestone payment upon achievement of a specific goal.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us.  Under the terms of the August amendment, Ajinomoto has agreed to pay us an upfront license fee.  Through December 31, 2008, we have received $16.3 million in upfront fees and research and development funding, one milestone payment of $500,000 and cost reimbursements of $284,000.  If all milestones are achieved, and including the $17.1 million in upfront fees, research and development funding, milestone payments and cost reimbursements made through December 31, 2008, we may be entitled to up to $18.3 million in upfront fees, research and development funding, milestone payments and cost reimbursements.  In addition to the upfront fees, research and development funding and milestone payment, we have received minimum periodic royalty payments from Ajinomoto.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide us a sales report and we will record any additional calculated royalties as royalties from product sales.  There is no guarantee that we will receive any further milestone payments or royalties under these collaborations.

In October 2006, we entered into a second collaborative research, commercialization and license agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  Under the terms of the agreement, Ajinomoto has agreed to pay us research funding for up to three years based on research progress during the collaborative period.  In addition, we are eligible to receive payments upon achievement of specific milestones.  Through December 31, 2008 we have received $1.1 million in research and development funding.  If all milestones are achieved, and including the $1.1 million in research and development funding paid through December 31, 2008, we may be entitled to up to $2.3 million in research and development funding and milestone payments.  In addition we are entitled to receive minimum periodic royalties and, upon commercialization, royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

Cadbury

In July 2005, we entered into a collaborative research and license agreement with Cadbury Adams USA, LLC, a Cadbury company, for the discovery and commercialization of new flavor ingredients in the gum confectionary area.  In July 2007 we extended the collaborative period for an additional twelve months, through July 2008, and in July 2008 we extended the collaborative period for an additional twelve months, through July 2009.  Under the terms of the collaboration, Cadbury has agreed to pay us research funding for up to four years based on research progress during the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2008, we have received $2.8 million in research funding. If all milestones are achieved, and including the $2.8 million in research funding paid through December 31, 2008, we may be entitled to up to $4.3 million in research funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties based on sales of products containing new flavor ingredients developed under the agreement. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

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

Under the terms of the collaboration, Campbell has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2008, we have received $10.9 million in research and development funding. If all milestones are achieved, and including the $10.9 million in research and development funding paid through December 31, 2008, we may be entitled to up to $11.9 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

The Coca-Cola Company

In April 2002, we entered into a collaboration agreement with Coca-Cola, the world’s largest beverage company, to work for a three-year collaborative period with Coca-Cola for the discovery and development of specified new flavors and flavor enhancers in the product field of soft drinks and other non-alcoholic beverages. In addition, we will work with Coca-Cola on a co-exclusive basis for the discovery and development of flavor enhancers in a specified food, beverage and ingredient product field. In April 2004, we amended the agreement to extend the collaborative period until April 2008, and in April 2008, we amended the agreement to further extend the collaborative period until April 2010.

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2008, we have received $13.5 million in research and development funding and one milestone payment of $500,000. If all milestones are achieved, and including the $14.0 million in research and development funding and milestone payment paid through December 31, 2008, we may be entitled to up to $18.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

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

Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones.  Upon commercialization, we will be entitled to royalties.  Through December 31, 2008, we have received $900,000 in research funding and $50,000 in cost reimbursement.  If all milestones are achieved and including the $950,000 in research funding and cost reimbursement paid through December 31, 2008, we may be entitled to up to $3.6 million.  In addition, in the event of regulatory approval of a discovered compound, we are entitled to minimum periodic royalties and in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

In November 2008, we entered into a second collaboration agreement with Firmenich for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.  As of December 31, 2008, we have not received any payments under this collaboration.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé, the world’s largest food company, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.  In April 2005, we amended the agreement to provide for a three-year extension of the collaborative research phase.  In March 2006, we further amended the agreement to include commercialization of novel flavors and flavor enhancers in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, the Nestlé agreement has been amended to allow us to reacquire rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category, while we have reacquired certain rights in North America and other geographic regions in specified product categories.  In April 2008, we further amended the agreement to extend the collaborative period for an additional two years, through April 2010.  In September 2008, we further amended the agreement to provide for a specified escalating payment arrangement in lieu of a sales-based royalty for a limited period of time.

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over eight years, subject to earlier termination under specified circumstances. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2008, we have received $12.7 million in research and development funding, reimbursement of certain regulatory expenses of $339,000 and four milestone payments of $375,000 each. If all milestones are achieved, and including the $14.5 million in research and development funding, reimbursement of certain regulatory expenses and milestones paid through December 31, 2008, we may be entitled to up to $18.4 million under the initial collaboration.  In addition, we have received royalty payments and minimum periodic royalty payments from Nestlé.  The minimum periodic royalty payments are non-refundable.  We cannot assure you that we will receive any further milestone payments under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to extension or earlier termination under specified circumstances.  This collaborative period has been subsequently extended to a five-and-one-half year collaborative period, subject to further extension or earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2008, we have received $8.3 million in research and development funding and one milestone of $350,000.  If all milestones are achieved, and including the $8.6 million in research and development funding and milestone paid through December 31, 2008, we may be entitled to up to $16.2 million under the second collaboration.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

Solae, LLC

In April 2007, we entered into a collaboration agreement with Solae, the leading supplier of soy protein for food-based products, for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the agreement, Solae has agreed to pay us research fees for up to three years.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  In September 2008, we amended the agreement to increase the level of research support for the period September 2008 through February 2009.  Through December 31, 2008, we have received $1.9 million in research and development funding and one milestone payment of $250,000. If all milestones are achieved, and including the $2.2 million in research and development funding and milestone paid through December 31, 2008, we may be entitled to up to $5.8 million under the collaboration agreement. In addition, in the event of commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

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

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  We have screened over 300,000 compounds in SweetScreenHT identified novel compounds that enhance the sweet taste of sucralose and sucrose. Our sucralose enhancer, S2383, was determined to be GRAS in November 2008. Our sucrose enhancer, S6973, is currently undergoing development activities, such as scale-up activities, analysis of physical properties, and safety studies needed to support regulatory filings for S6973 in the U.S. and elsewhere. We are also using SweetScreenHT to identify natural compounds that could potentially function as high potency sweeteners for no-calorie or low-calorie foods and beverages.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We believe that 22 of these receptors are the primary means by which we sense bitter tastes.  Using our receptor-based assays and optimization processes, we have identified blockers for 18 different bitter receptors and we are currently screening to find blockers for the remaining receptors.  In this way, we are creating a novel “toolbox” of bitter blockers that have the potential to be used to reduce the bitter taste of a wide variety of products.  We are using this toolbox approach in our efforts to reduce the bitterness of products marketed by our two collaborators for the bitter blocker program.  In the first collaboration, during 2008 we identified S0812 and other bitter blockers that met the criteria for reducing the bitterness of several variations of one collaborator’s product, as well as additional product prototypes.  We have therefore initiated development activities intended to support regulatory filings for these bitter blockers in the U.S. and elsewhere.  The development phase includes scale-up manufacturing and safety studies.  Our second collaboration, which is with Solae, involves the discovery and development of new bitter blockers that modulate and control bitterness in certain soy-based products.  During 2008, we reached critical milestones related to our demonstration that it is possible to block the receptors responsible for the bitter taste associated with hydrolyzed soy protein.  We recently achieved a taste proof of concept with promising blockers that reduced soy bitterness in taste tests.

•                  Salt Receptor.  Until now, the primary receptor responsible for salt taste perception had not been identified by Senomyx or in the scientific literature. During 2007, Senomyx identified and evaluated approximately 15,000 proteins found in taste buds and established detailed criteria to determine which of these functions as the receptor that responds to sodium chloride (table salt).  During 2008, we reported a major scientific finding with the discovery of SNMX-29, the protein we believe is the primary receptor responsible for human salt taste.  During 2008, Senomyx developed new screening assays based on SNMX-29, and initiated screening of the Company’s libraries.  We have identified over 100 enhancers of both sodium chloride and potassium chloride that are active in the assays.  Potassium chloride is often used to help maintain a salty taste in low-sodium products, but its use is limited due to undesirable off-tastes.  An enhancer that facilitates reduction of potassium chloride could enable further decreases in sodium content without unwanted taste effects.  Enhancers that were active in the assays are being optimized to increase their solubility, potency and taste characteristics.  Taste tests to determine their efficacy have been initiated.

•                  Cool Receptor.  The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed the CoolScreenHT assay, a high-throughput screening assay using the human TRPM8 protein, and we validated the assay using a set of known cooling agents.  We have initiated taste tests of samples that were active in the CoolScreenHT assay.  In a recent advance, preliminary results indicated that a newly identified sample provided a cooling taste effect.  This and other samples will be investigated further.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavor ingredients currently comprised of approximately 500,000 natural samples and synthetic compounds. We intend to continue to acquire or develop additional compounds and natural samples to add to our libraries.  We have designed and selected our libraries to comprise compounds that we believe are likely to lead to safe and economical for use in packaged food and beverage products. We are using our BitterScreenHT, CoolScreenHT and SweetScreenHT assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. Our assay systems are much more sensitive than the human tongue, and can therefore be used to discover novel flavor ingredients that could not be identified using taste tests.  We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavor ingredients generated in the optimization process as the lead compound progresses to become a product candidate.

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

Regulation of Flavor Ingredients in the United States

In the United States, flavor ingredients are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel.  FEMA has administered the GRAS program for flavors on behalf of the industry for over 40 years.  Other possible routes to approval of a flavor-modifying compound are a GRAS self-determination (independent of FEMA) with or without FDA notification, or a food additive petition to the FDA. Our goal is that the flavor ingredients we may discover will be subject to one of the regulatory review processes described below.

GRAS Review Process.    Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An Expert Panel, convened to undertake a GRAS review, determines whether an ingredient is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of certain new ingredients used in food and may declare them as having been adequately shown through scientific procedures to be generally recognized as safe under the conditions of their intended use. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor ingredient per person and submit a report to the GRAS review panel describing the physical, chemical, safety, and metabolic properties of the flavor ingredient. The entire GRAS determination process, including the safety and metabolic studies, application preparation and GRAS panel review, can take up to two years or longer. However, if there are prior safety data on the ingredient or an ingredient with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process can be considerably shorter than two years.

The most common types of GRAS review are:

•                  FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. In 2007, the FEMA Expert Panel published its findings on 175 new ingredients determined to be GRAS for specific flavor applications. We joined FEMA as an associate member in 2003.  We became a full active member of FEMA in 2006.  Four of our savory ingredients were determined to be GRAS by the FEMA Expert Panel in 2005 and our sucralose enhancer was determined to be GRAS by the FEMA Expert Panel in 2008.

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

Benefits of the FEMA GRAS Process

There are three key benefits of the FEMA GRAS review process:

•                  Rapid Time for Commercialization.  Four ingredients developed as part of our savory program have received FEMA GRAS determination.  The process from selection for development until receipt of that determination took approximately 12 months.  The process from selection for development until receipt of FEMA GRAS determination for our sucralose enhancer, S2383, took approximately 16 months.  We expect that future flavor ingredients we develop will take a similar amount of time.  However, the length of time may vary depending on the properties of the flavor ingredient.  This is much shorter than the typical amount of time to obtain FDA approval under the food additive petition process applicable to other food ingredients. Once the compound is determined to be FEMA GRAS, it can be immediately commercialized in the United States and several other countries that recognize the FEMA GRAS status. As described above, the initial phase of commercialization may include compound manufacturing, incorporation of the flavor ingredient into products, and the commercialization of products in consumer test markets.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, Cargill, Nutrasweet, PureCircle and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of packaged food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

Methods for reducing sodium include the use of potassium chloride in combination with flavors and masking agents.  Although savory flavor enhancers, such as IMP, are commercially available, they are not very potent, are not patent protected and are sold as a commodity. The blocking of bitter taste is typically accomplished by attempting to mask the bitter taste with a sweetener or another flavor ingredient.  Although AMP has received GRAS determination, we do not believe this compound has been widely adopted into packaged food, beverage and ingredient products.  Existing cooling agents, such as menthol and WS-3, are currently in use.  However, our competitors, either alone or with their collaborative partners, may succeed in developing technologies or discovering flavor ingredients that are similar or preferable in the areas of, among others, effectiveness, safety, cost and ease of commercialization, and our competitors may obtain intellectual property protection or commercialize such products sooner than we do. Developments by others may render our product candidates or our technologies obsolete. In addition, our current product discovery and development collaborators are not prohibited from entering into research and development agreements with third parties in any particular field.

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2008 we are the owner or the exclusive licensee of 82 issued United States patents, 122 pending United States patent applications, 70 issued foreign patents and 270 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2014 through 2027.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavor ingredients into their products.  Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing and distribution costs. Our seven current collaborators, Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

Manufacturing

We intend to utilize third parties to manufacture our flavor ingredients. Under six of our existing product discovery and development collaborations, our collaborator may, in its sole discretion, manufacture itself or through a third party manufacturer the flavor ingredients it licenses from us. The remaining four collaborations require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavor ingredients it licenses from us.  In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavor ingredients.  We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2008, we had 129 full-time employees, including 30 with Ph.D. degrees. Of our full-time workforce, 98 employees are engaged in research and development and 31 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

Executive Officers

The following table sets forth certain information concerning our executive officers and their ages as of December 31, 2008:

Name	Age	Position
Kent Snyder	55	President, Chief Executive Officer and Chairman of the Board of Directors
Mark J. Zoller, Ph.D.	55	Executive Vice President of Discovery & Development and Chief Scientific Officer
John Poyhonen	48	Senior Vice President, Chief Financial and Business Officer
Sharon Wicker	53	Senior Vice President of Commercial Development and Chief Strategy Officer
David Berger	39	Vice President, General Counsel and Corporate Secretary

Kent Snyder, President and Chief Executive Officer, joined us in June 2003 and has served as a member of our board of directors since that time. In May 2008, Mr. Snyder assumed the role of Chairman of the Board of Directors.  Prior to joining us, from October 2001 to June 2003, Mr. Snyder was retired. From July 1991 to October 2001, Mr. Snyder held various marketing and sales management positions with Agouron Pharmaceuticals, Inc., a Pfizer company. Mr. Snyder was President of Global Commercial Operations at Agouron. Prior to holding the position of President of Global Commercial operations, Mr. Snyder served as Senior Vice President of Commercial Affairs and Vice President of Business Development.  Mr. Snyder is a director of Santarus, Inc., a publicly-held biopharmaceutical company, and VentiRx Pharmaceuticals, Inc., a privately-held biopharmaceutical company.  Mr. Snyder received his B.S. from the University of Kansas and his M.B.A. from Rockhurst College.

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

David Berger, Vice President, General Counsel and Corporate Secretary, joined us in January 2008. From early 2003 through 2007 Mr. Berger was responsible for all commercial aspects of legal affairs at Biosite Incorporated, most recently as Vice President, Legal Affairs.  Prior to joining Biosite, he was an attorney at Cooley Godward LLP.  Mr. Berger received his J.D. at Stanford Law School and was granted a B.A. in Economics at the University of California, Berkeley.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2009 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2009. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2011 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to July 26, 2011.  Our agreement with Cadbury (as amended in July 2008) provides for research and development funding through July 2009 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2009.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.  Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.  Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of retail and food service products, and up to 5% on our collaborators’ sales of ingredient supplies containing our flavor ingredients.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  It is possible that our collaborators will not incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all.

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

Our business and operating results may be adversely affected by unfavorable economic and market conditions.

Our business depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and flavor companies. Our arrangements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The recent deterioration of economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs. In some instances the result may be that companies elect to defer or delay entering into a collaborative agreement with us, or existing collaborators may terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor ingredients useful for formulation into products.

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not the primary human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

If we or our collaborators are unable to obtain and maintain the GRAS determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.

In March 2005, we obtained a FEMA GRAS determination for four of our savory flavor ingredients.  In November 2008, we obtained a FEMA GRAS determination for one of our sucralose flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the FDA and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory and sucralose programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 16 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 16 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to packaged foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $26.9 million for the year ended December 31, 2008. As of December 31, 2008, we had an accumulated deficit of approximately $176.0 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions, including the current economic and credit crisis, which may affect our collaborators’ research and development expenditures and commercialization efforts.

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

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. In particular, although we have previously been successful in obtaining financing through offerings of our equity securities, there can be no assurance that we will be able to do so in the future, especially given the current economic and credit crisis.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. Dr. Zoller is currently on a medical leave of absence until early June 2009, although it is possible that his leave could be extended.  We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., John Poyhonen, our Senior Vice President, Chief Financial and Business Officer, Sharon Wicker, our Senior Vice President and Chief Strategy Officer and David Berger, our Vice President, General Counsel and Corporate Secretary.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 129 on December 31, 2008 and we may continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Savory flavor enhancers, particularly IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the packaged food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their packaged food, beverage and ingredient products instead of our savory flavor ingredients.  We may compete with bitter masking or bitter blocking compounds, such as AMP.  We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents.  In addition, we may compete with existing cooling agents, such as menthol and WS-3, that are currently in use.

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

We may be sued for product liability and exposed to other product safety-related risks, which could adversely affect our business and harm our reputation.

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

•                  comments by securities analysts;

•                  general market conditions, including the current economic and credit crisis;

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $210,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs will vary each month, and we expect that these costs will be approximately $100,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

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

Fiscal 2008 Quarter ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
High	$7.95	$6.86	$5.76	$5.03
Low	$4.62	$4.35	$3.66	$1.80

Fiscal 2007 Quarter ended	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
High	$14.85	$16.36	$14.00	$12.40
Low	$11.26	$11.89	$10.21	$6.29

The last sale price for our common stock as reported by the NASDAQ Stock Market on January 31, 2009 was $3.55 per share.  As of January 31, 2009, there were approximately 70 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2008.

Performance Measurement Comparison (1)

The following graph shows a comparison of the 54-month total cumulative returns of an investment of $100 in cash in (i) our common stock on June 22, 2004, the first trading date following our initial public offering, (ii) the Nasdaq Composite Index, U.S. Companies on May 31, 2004 and (iii) the Nasdaq Biotechnology Index on May 31, 2004.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested (to date, we have not declared any dividends).

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*

Among Senomyx, Inc., The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*$100 invested on 6/22/04 in stock & 5/31/04 in index-including reinvestment of dividends.

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

	Years ended December 31,
	2008	2007	2006	2005	2004
Statements of Operations Data:
Revenues:
Development revenue	$16,819	$18,197	$12,230	$9,385	$8,347
Commercial revenue	347	23	—	—	—
Total revenues	17,166	18,220	12,230	9,385	8,347
Operating expenses:
Research and development	31,800	29,874	25,393	20,330	18,318
General and administrative	13,555	13,572	13,735	10,229	10,178
Total operating expenses	45,355	43,446	39,128	30,559	28,496
Loss from operations	(28,189)	(25,226)	(26,898)	(21,174)	(20,149)
Interest income	1,255	3,395	3,841	1,344	435
Net loss	$(26,934)	$(21,831)	$(23,057)	$(19,830)	$(19,714)
Basic and diluted net loss per share(1):
Historical	$(0.88)	$(0.72)	$(0.77)	$(0.77)	$(1.40)
Pro forma					$(0.89)
Shares used to compute basic and diluted net loss per share(1):
Historical	30,602,481	30,326,768	29,809,854	25,916,229	14,040,727
Pro forma					22,143,380

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

	As of December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$40,106	$62,624	$74,104	$83,813	$40,847
Working capital	31,869	51,977	65,455	80,178	36,841
Total assets	54,466	79,249	90,182	88,531	43,802
Accumulated deficit	(176,048)	(149,114)	(127,283)	(104,226)	(84,396)
Total stockholders’ equity	36,940	56,627	69,477	82,445	38,373

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé, and Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2008 our accumulated deficit was $176.0 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions, including the current economic and credit crisis, which may affect our collaborators’ research and development expenditures and commercialization efforts.

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

In April 2008, we amended our Collaborative Research and License Agreement dated April 18, 2002 with Nestlé to extend the collaborative period for an additional two years, through April 18, 2010.  During the extension period, we will continue to work with Nestlé on the discovery and commercialization of new flavors and flavor enhancers in the dehydrated and culinary food and frozen food fields, among other product categories.  Under the terms of the extension, Nestlé has agreed to pay us incremental research funding of up to $3.6 million during the two-year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Nestlé will make royalty payments based on sales of Nestlé’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

In April 2008, we amended our Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 with Coca-Cola, to extend the collaborative period for an additional two years, through April 22, 2010.  During the extension period, we will continue to work with Coca-Cola on the discovery and commercialization of novel flavor ingredients in the non-alcoholic beverages area.  Under the terms of the extension, Coca-Cola has agreed to pay us incremental research funding of up to $4.0 million during the two-year extension period.  In addition, the potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Coca-Cola will make royalty payments based on sales of Coca-Cola’s products that contain Senomyx novel flavor ingredients discovered under the agreement.  The level of funding for research specified in the amendment is commensurate with the funding level prior to the amendment.

In July 2008, we announced the amendment of our Collaborative Research and License Agreement dated July 15, 2005 with Cadbury to extend the collaborative period for an additional 12 months, through July 15, 2009.  Under the terms of the extension, Cadbury has agreed to pay us incremental research funding of up to $600,000.  During the extension period, we intend to continue to work with Cadbury for the discovery and commercialization of flavor ingredients in the gum confectionary area.  The potential milestone payments upon achievement of certain product discovery and development goals remain unchanged.  Upon commercialization, we will receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.

In November 2008, we announced that we entered into a Collaborative Commercialization and License Agreement with Firmenich for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the terms of the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments and royalty payments under our product discovery and development collaboration agreements. As of December 31, 2008, we have recognized cumulative revenue under our collaborations of $84.6 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

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

•                  we may be unable to maintain FEMA GRAS determination for our savory product candidates and for our sucralose product candidate; and

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

Results of Operations

Years Ended December 31, 2008, 2007 and 2006

Revenue Under Collaboration Agreements

We recorded revenue of $17.2 million, $18.2 million and $12.2 million during the years ended December 31, 2008, 2007 and 2006, respectively.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2008.  The decrease of $1.0 million from 2007 to 2008 was primarily due to the recognizing of a smaller portion of the revenue recognized related to amendments of existing collaborations in 2008 as compared to 2007.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2007.  The increase of $6.0 million from 2006 to 2007 was primarily due to revenue recognized related to amendments of existing collaborations.  Research and development payments, upfront fees and milestone payments under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Kraft Foods and Nestlé accounted for approximately 100% of total revenue for the year ended December 31, 2006.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $31.8 million, $29.9 million and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Salaries and personnel	$12,818	$11,535	$9,133
Facilities and depreciation	5,835	5,721	5,133
Research and development supplies	4,422	5,047	3,328
Patent and licensing	3,122	2,503	1,854
Outside services	2,533	1,521	2,202
Non-cash stock-based compensation	2,312	2,588	3,048
Miscellaneous	758	959	695
Total research and development expenses	$31,800	$29,874	$25,393

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $12.8 million, $11.5 million and $9.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in salaries and personnel expenses is primarily due to the addition of staff to support research and development operations and to the impact of annual salary adjustments.  Our research and development staff increased from an average of 79 for the year ended December 31, 2006 to an average of 88 for the year ended December 31, 2007, and further increased to an average of 97 for the year ended December 31, 2008.  In addition, the increase in salaries and personnel expenses was due to the impact of annual salary adjustments.  For 2009, we expect to see a slight increase in salaries and personnel expenses due to the impact of annual salary adjustments and to the impact of 2008 hires being employed for the full year.

Facilities and Depreciation.    Our facilities and depreciation expenses were $5.8 million, $5.7 million and $5.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase of $114,000 from 2007 to 2008 was primarily due to increased depreciation expense due to scientific equipment being placed in service in 2008, partially offset by reduced facilities expense.  The increase of $588,000 from 2006 to 2007 was primarily attributable to an increase in depreciation expense of $1.1 million primarily due to tenant improvements in our current facility being placed in service during 2006 and being depreciated for an entire year in 2007, as compared to only part of a year for 2006, partially offset by a decrease in our facilities expenses of $511,000 due to decreased rent expense for our new facility as compared to our former facility.  We relocated to our new facility in November 2006.  For 2009, we expect to see a slight increase in facilities and depreciation expenses due to increased repair and maintenance costs on capital equipment and facilities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $4.4 million, $5.0 million and $3.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease of $625,000 from 2007 to 2008 was primarily due to reduced compound acquisition expenses in 2008 compared to 2007.  The increase of $1.7 million from 2006 to 2007 was primarily attributable to higher research and development screening and other lab supplies expenses and to higher compound acquisition expenses.  For 2009, we expect to see a decrease in research and development supplies due to anticipated progress in our scientific programs.

Patent and Licensing.  Our patent and licensing expenses were $3.1 million, $2.5 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The increases of $619,000 from 2007 to 2008 and $649,000 from 2006 to 2007 were primarily attributable to outsourced patent filing related activities associated with our expanding intellectual property portfolio.  For 2009, we do not expect to see any significant change in our patent and licensing expenses as compared to 2008.

Outside Services.  Our outside services expenses were $2.5 million, $1.5 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The increase of $1.0 million from 2007 to 2008 was primarily due to an increase in costs for safety studies and for outside research activities, partially offset by a decrease in costs for chemistry outsourcing.  The decrease of $681,000 from 2006 to 2007 was primarily attributable to a decrease in costs for chemistry outsourcing, as we redeployed these resources to internal activities.  For 2009, we expect to see an increase in outside services expenses due to anticipated progress in our scientific programs.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $2.3 million, $2.6 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease of $276,000 from 2007 to 2008 was primarily due to decreases in compensation expense in 2008 compared to 2007 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006, 2007 and 2008.  The decrease of $459,000 from 2006 to 2007 was primarily attributable to decreases in compensation expense in 2007 compared to 2006 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006 and 2007.  Options granted to employees after 2005 are accounted for on a straight-line basis.  For 2009, we expect to see a slight increase in non-cash stock-based compensation expense due to the granting of options in 2009 and the recognition of a full year’s worth of expense for options granted in 2008.

General and Administrative Expenses

Our general and administrative expenses (including non-cash stock-based compensation expenses charged to general and administrative) were $13.6 million, $13.6 million and $13.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The $17,000 decrease in expenses from 2007 to 2008 was primarily due to a decrease in non-cash, stock-based compensation expense of approximately $233,000, partially offset by an increase in salaries and personnel costs of $213,000.  The decrease in non-cash stock-based compensation expense of approximately $233,000 was due to stock options granted to employees prior to 2006, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  This decrease was partially offset by increases in expense related to stock options granted to employees during 2006, 2007 and 2008.  The increase in salaries and personnel costs was primarily due to the impact of salary adjustments.

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

For 2009, we expect to see a slight increase in our general and administrative expenses due to an expected slight increase in non-cash stock-based compensation expense, which is expected to be due to the granting of options in 2009 and the recognition of a full year’s worth of expense for options granted in 2008.

Interest Income

Interest income was $1.3 million, $3.4 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The decrease of $2.1 million from 2007 to 2008 was primarily due to lower average rates of return on invested balances and lower invested balances in 2008 compared to 2007.  The decrease of $446,000 was primarily attributable to less cash invested for 2007 compared to 2006 that was partially offset by higher average rates of return on those invested balances for 2007 compared to 2006.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of December 31, 2008 we had received in excess of $170.5 million in proceeds from the sales of common and preferred stock.  In addition, we had received $86.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.1 million in interest income.  As of December 31, 2008, over the remaining life of our current collaboration agreements, we expect to receive an additional $14.5 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At December 31, 2008, we had $40.1 million in cash, cash equivalents and investments available-for-sale as compared to $62.6 million at December 31, 2007, a decrease of $22.5 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $22.0 million for the year ended December 31, 2008 compared to $12.4 million for the year ended December 31, 2007. Operating cash flow in 2008 compared to the prior year reflects an increase in our net loss of $5.1 million.  Non-cash expenses increased $966,000 to $7.9 million for the year ended December 31, 2008 from $6.9 million for the year ended December 31, 2007.  The increase in non-cash expenses was primarily due to a decrease in the accretion of discount on available for sale securities of $927,000 and an increase in depreciation expense of $588,000.  These were partially offset by a decrease in non-cash stock-based compensation for non-employees of $552,000.  Net decreases in other current assets provided cash of $1.1 million for the year ended December 31, 2008, while net increases in other current assets used cash of $810,000 for the year ended December 31, 2007.  Net decreases in operating liabilities used cash of $4.1 million for the year ended December 31, 2008, while net increases in operating liabilities provided cash of $3.4 million for the year ended December 31, 2007.

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

Investing Activities

Investing activities provided cash of $35.1 million for the year ended December 31, 2008.  Cash provided in 2008 reflects the maturities of available-for-sale securities of $101.0 million.  These maturities were partially offset by purchases of available-for-sale securities of $63.5 million and purchases of property and equipment of $2.5 million, primarily scientific equipment.

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

Financing Activities

Financing activities provided cash of $943,000, $2.1 million and $2.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Cash provided by financing activities in 2008 reflects the net proceeds from the sale of common stock of $943,000, primarily from purchases from our employee stock purchase program and the exercise of stock options.  Fewer stock options were exercised in 2008 as compared to 2007 due to the lower average stock price during the year.  Cash provided by financing activities in 2007 reflects the net proceeds from the sale of common stock of $2.1 million, primarily from the exercise of stock options.  Cash provided by financing activities in 2006 reflects the net proceeds from the sale of common stock of $2.6 million, primarily from the exercise of stock options.

As of December 31, 2008 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,015	$2,564	$5,313	$5,596	$9,542
License payments	15	15	—	—	—
Total	$23,030	$2,579	$5,313	$5,596	$9,542

As of December 31, 2008, we had no long-term debt obligations.

As of December 31, 2008, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $771,000.  In the next 12 months, we also plan to spend approximately $1.0 to $2.0 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of December 31, 2008, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $26.9 million.  In 2009, we anticipate receiving $9.6 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  This does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

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

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, long-lived assets, accrued liabilities, and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities.  Actual results may differ from these estimates under different assumptions or conditions.  While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, for the years ended December 31, 2008, 2007 and 2006 were $6.3 million, $6.2 million and $6.3 million, respectively. At December 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.8 million, which is expected to be recognized over a weighted average period of 1.8 years. Total stock options granted to employees and non-employee directors during the years ended December 31, 2008, 2007 and 2006 represented 3.9%, 3.6% and 4.1%, respectively, of outstanding shares as of the end of each fiscal year.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during 2008 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 62.8%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and Staff Accounting Bulletin, or SAB, No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the year ended December 31, 2008 would increase by $0.55 per share, or 13.1%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  For options granted during the year ended December 31, 2008, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the year ended December 31, 2008 would increase by $0.50 per share, or 11.8%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for the year ended December 31, 2008) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the year ended December 31, 2008 by $0.21 per share, or 5.1%.

For 2008, 2007 and 2006, we have reduced stock-based compensation expense recognized in the Statement of Operations for 2008, 2007 and 2006 to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8%, 3.7% and 7.2% for the years ended December 31, 2008, 2007 and 2006, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Fair Value of Financial Assets and Liabilities

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Effective January 1, 2008, we adopted the provisions of SFAS No. 157. We did not record any cumulative adjustment as a result of adopting SFAS No. 157.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  We classify money market funds as Level 1 assets.  At December 31, 2008, our Level 1-classified investments totaled $30.8 million.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U.S. government agency securities as Level 2 assets.  At December 31, 2008, our

Level 2-classified investments totaled $9.1 million.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At December 31, 2008, we did not hold any Level 3-classified investments.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

For additional information regarding the adoption of SFAS No. 157, see Note 1of our financial statements, Organization and Summary of Significant Accounting Policies, and Note 3 of our financial statements, Fair Value Disclosures.

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

Income Taxes

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely—than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on January 1, 2007, and we commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, we recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2007 was $958,000.  As of December 31, 2008 we have completed our analysis of whether the deferred tax assets for net operating losses of $105.8 million and research and development credits of $2.6 million generated in years prior to 2008 would be subject to an annual limitation as a result of an ownership change.  Our analysis concluded that our deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such, $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of multiple ownership changes which occurred.  In addition, we have determined that we will reserve a portion of the available research and development credit carryforward as required by FIN 48. For additional information regarding the adoption of FIN 48 and for further discussion of our critical accounting estimates related to income taxes, see Note 7, Income Taxes.

New Accounting Pronouncements

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 10, 2009

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2008	2007
Assets:
Current assets:

Cash and cash equivalents	$34,006	$19,983
Investments available-for-sale	6,100	42,641
Other current assets	942	2,090

Total current assets	41,048	64,714

Property and equipment, net	13,418	14,535

Total assets	$54,466	$79,249

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$5,908	$5,779
Leasehold incentive obligation	987	987
Deferred revenue	2,284	5,971

Total current liabilities	9,179	12,737

Deferred rent	1,272	1,073
Leasehold incentive obligation	7,075	8,062
Deferred revenue	—	750

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 30,670,123 and 30,476,072 shares issued and outstanding at December 31, 2008 and 2007, respectively	31	30
Additional paid-in-capital	212,951	205,697
Accumulated other comprehensive gain	6	14
Accumulated deficit	(176,048)	(149,114)

Total stockholders’ equity	36,940	56,627

Total liability and stockholders’ equity	$54,466	$79,249

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues:
Development revenues	$16,819	$18,197	$12,230
Commercial revenues	347	23	—

Total revenues	17,166	18,220	12,230

Operating expenses:
Research and development	31,800	29,874	25,393
General and administrative	13,555	13,572	13,735

Total operating expenses	45,355	43,446	39,128

Loss from operations	(28,189)	(25,226)	(26,898)

Interest income	1,255	3,395	3,841

Net loss	$(26,934)	$(21,831)	$(23,057)

Basic and diluted net loss per share	$(0.88)	$(0.72)	$(0.77)

Shares used to compute basic and diluted net loss per share	30,602,481	30,326,768	29,809,854

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Deferred	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	gain/(loss)	deficit	equity

Balance at December 31, 2005	29,678,697	$30	$187,792	$(1,143)	$(8)	$(104,226)	$82,445
Issuance of common stock related to the exercise of options	337,514	—	1,733	—	—	—	1,733
Issuance of common stock related to employee stock plan purchases	150,188	—	861	—	—	—	861
Compensation related to stock options issued to consultants	—	—	1,193	—	—	—	1,193
Compensation related to stock options granted to employees and non-employee directors	—	—	6,312	—	—	—	6,312
Reduction of deferred compensation due to adoption of SFAS 123(R)	—	—	(1,143)	1,143	—	—	—
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	(23,057)	(23,057)
Comprehensive loss	—	—	—	—	—	—	(23,067)
Balance at December 31, 2006	30,166,399	30	196,748	—	(18)	(127,283)	69,477

Issuance of common stock related to the exercise of options	230,492	—	1,285	—	—	—	1,285
Issuance of common stock related to employee stock plan purchases	79,181	—	843	—	—	—	843
Compensation related to stock options granted to consultants	—	—	602	—	—	—	602
Compensation related to stock options granted to employees and non-employee directors	—	—	6,219	—	—	—	6,219
Comprehensive loss:
Unrealized gain on investments	—	—	—	—	32	—	32
Net loss	—	—	—	—	—	(21,831)	(21,831)
Comprehensive loss	—	—	—	—	—	—	(21,799)
Balance at December 31, 2007	30,476,072	30	205,697	—	14	(149,114)	56,627

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Deferred	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	compensation	gain/(loss)	deficit	equity

Balance at December 31, 2007	30,476,072	$30	$205,697	$—	$14	$(149,114)	$56,627
Issuance of common stock related to the exercise of options	31,269	—	175	—	—	—	175
Issuance of common stock related to employee stock plan purchases	162,782	1	767	—	—	—	768
Compensation related to stock options granted to consultants	—	—	50	—	—	—	50
Compensation related to stock options granted to employees and non-employee directors	—	—	6,262	—	—	—	6,262
Comprehensive loss:
Unrealized loss on investments	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(26,934)	(26,934)
Comprehensive loss	—	—	—	—	—	—	(26,942)

Balance at December 31, 2008	30,670,123	$31	$212,951	$—	$6	$(176,048)	$36,940

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities
Net loss	$(26,934)	$(21,831)	$(23,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,555	2,967	1,584
Accretion of discount on available-for-sale securities	(990)	(1,917)	(1,427)
Amortization of leasehold incentive obligation	(987)	(947)	(80)
Stock-based compensation for employees and non-employee directors	6,262	6,219	6,312
Stock-based compensation for non-employees	50	602	1,193
Change in operating assets and liabilities:
Other current assets	1,148	(810)	1,061
Accounts payable and accrued expenses	155	833	702
Deferred revenue	(4,437)	1,498	3,495
Deferred rent	199	860	62
Leasehold incentive obligation	—	176	2,092
Net cash used in operating activities	(21,979)	(12,350)	(8,063)

Investing activities
Purchases of property and equipment	(2,464)	(3,166)	(5,657)
Purchases of available-for-sale securities	(63,465)	(92,632)	(110,207)
Maturities of available-for-sale securities	100,988	104,778	68,650
Net cash provided by (used in) investing activities	35,059	8,980	(47,214)

Financing activities
Proceeds from issuance of common stock	943	2,128	2,594
Net cash provided by financing activities	943	2,128	2,594

Net increase (decrease) in cash and cash equivalents	14,023	(1,242)	(52,683)
Cash and cash equivalents at beginning of year	19,983	21,225	73,908
Cash and cash equivalents at end of year	$34,006	$19,983	$21,225

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$11	$37	$540
Purchases of property and equipment and leasehold incentive obligation directly reimbursed by lessor of new facility	—	—	$7,808

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is focused on using proprietary taste receptor-based assays and optimization techniques to discover and develop novel flavors, flavor enhancers and bitter blockers for the packaged food, beverage and ingredient supply industries. The Company has product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Cadbury, Campbell Soup Company (“Campbell”), The Coca-Cola Company (“Coca-Cola”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and Solae LLC (“Solae”).  The Company’s collaboration agreements provide for upfront license fees, research and development funding, reimbursement of certain regulatory costs, milestone payments if the Company achieves development or commercialization goals, minimum periodic royalties and royalties on sales of consumer products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory, sweet and salt flavor enhancers, high potency sweeteners, bitter blockers and cooling agents.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators. For the year ended December 31, 2008, revenues from its three largest collaborators accounted for 80% of total revenues.  For the year ended December 31, 2007, revenues from its three largest collaborators accounted for 80% of total revenues.  For the year ended December 31, 2006, revenues from its four largest collaborators accounted for 87% of total revenues.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2008.

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

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive gain, as of December 31, 2008 and 2007, consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 were $4.21, $8.39 and $9.54 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2008	2007	2006
Expected volatility	62.81%	67.33%	60.43%
Risk-free interest rate	2.69%	4.62%	4.88%
Dividend yield	0.0%	0.0%	0.0%
Expected term	6 years	6 years	6 years

The weighted-average estimated fair value of employee stock purchase rights granted during the years ended December 31, 2008, 2007 and 2006 were $2.04, $5.63 and $6.94 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2008	2007	2006
Expected volatility	65.93%	64.59%	67.33%
Risk-free interest rate	1.99%	4.46%	4.90%
Dividend yield	0.0%	0.0%	0.0%
Expected term	1.25 years	1.25 years	1.25 years

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

As stock-based compensation expense recognized in the Statement of Operations for 2008 and 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8%, 3.7% and 7.2% for the years ended December 31, 2008, 2007 and 2006, respectively, based on historical experience.

Compensation expense related to stock-based compensation for options and awards granted subsequent to the adoption of SFAS 123R is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the years ended December 31, 2008, 2007 and 2006 was comprised as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Research and development	$(2,262)	$(1,997)	$(1,939)
General and administrative	(4,000)	(4,222)	(4,373)
Employee and non-employee director stock-based compensation expense	$(6,262)	$(6,219)	$(6,312)

At December 31, 2008, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2008	2007	2006
Historical:
Net loss (in thousands)	$(26,934)	$(21,831)	$(23,057)

Weighted average common shares	30,602,635	30,350,277	29,910,453
Weighted average unvested common shares subject to repurchase	(154)	(23,509)	(100,599)

Denominator for basic and diluted earnings per share	30,602,481	30,326,768	29,809,854

Basic and diluted net loss per share	$(0.88)	$(0.72)	$(0.77)

	Years Ended December 31,
	2008	2007	2006

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock subject to repurchase	—	1,275	59,426
Options to purchase common stock	5,035,184	4,120,085	3,489,874

	5,035,184	4,121,360	3,549,300

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

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$6,094	$6	$—	$6,100

	$6,094	$6	$—	$6,100

The following is a summary of investments available-for-sale securities at December 31, 2007 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$33,166	$16	$—	$33,182
Corporate Notes	5,993	5	—	5,998
Commercial Paper	3,468	—	(7)	3,461

	$42,627	$21	$(7)	$42,641

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2008 and 2007. All of the available-for-sale securities have a contractual maturity at December 31, 2008 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2008	2007
Scientific equipment	$10,225	$8,690
Computer equipment	3,052	2,568
Furniture and fixtures	1,027	1,005
Leasehold improvements	11,792	11,679

	26,096	23,942
Less accumulated depreciation and amortization	(12,678)	(9,407)

	$13,418	$14,535

Depreciation expense was $3.6 million, $3.0 million and $1.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2008	2007
Accounts payable	$759	$739
Accrued employee benefits	4,002	3,766
Other accrued expenses	1,147	1,274

	$5,908	$5,779

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. government agency securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$30,845	$30,845	$—	$—
U.S. government agency securities	9,100	—	9,100	—
Total financial instruments owned	$39,945	$30,845	$9,100	$—

4. Product Discovery and Development Collaborations

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

Through December 31, 2008, the Company has received $16.3 million in upfront fees and research and development funding, one milestone of $500,000 and cost reimbursement payments of $284,000.  If all milestones are achieved, and including the $17.1 million in upfront fees, research and development funding, milestone and cost reimbursements paid through December 31, 2008, the Company may be entitled to up to $18.3 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payment, the Company has received minimum periodic royalty payments.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide the Company a sales report and the Company will record any additional calculated royalties as royalties from product sales.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

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

Under the second collaborative agreement, through December 31, 2008 the Company has received $1.1 million in research and development funding.  If all milestones are achieved, and including the $1.1 million in research and development funding paid through December 31, 2008, the Company may be entitled to up to $2.3 million in research and development funding and milestone payments.  In addition, upon commercialization, the Company is entitled to receive minimum periodic royalties and royalty payments based on sales of products containing flavor ingredients developed under the agreement.  There is no guarantee that the Company will receive any future milestone payments or royalties under this collaboration.

Cadbury.    In July 2005, the Company entered into a collaboration agreement with Cadbury for the discovery and commercialization of new flavor ingredients in the gum confectionary area. The agreement requires Cadbury to pay an upfront license fee and to make research funding payments for up to two years. The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals and, in the event of commercialization, receive royalties on sales of products containing new flavor ingredients developed under the agreement.

In July 2007, the Company amended its Collaborative Research and License Agreement with Cadbury, dated July 15, 2005, to extend the collaborative period for an additional twelve months, through July 15, 2008.  In July 2008, the Company further amended its Collaborative Research and License Agreement with Cadbury to further extend the collaborative period for an additional twelve months, through July 15, 2009.  During the extension periods, the Company will continue to work with Cadbury on the discovery and commercialization of new flavor ingredients in the gum confectionary area.  Under the terms of the first extension, Cadbury paid the Company incremental research funding of up to $600,000 based on discovery progress during the initial extension period.  Under the terms of the second extension, Cadbury has agreed to pay the Company incremental research funding of up to $600,000 based on discovery progress during the second extension period.

Through December 31, 2008, the Company has received $2.8 million in non-refundable upfront license fees and research funding. If all milestones are achieved, and including the $2.8 million in research and development funding paid through December 31, 2008, the Company may be entitled to up to $4.3 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

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

The agreement was amended in July 2002 to provide for an option to negotiate the right to expand the field to include additional specified products. The Company received $1.8 million from Campbell for the option. The agreement was further amended in November 2002 to redefine calculated royalties during the royalty term.  In July 2003, the Company received $650,000 in additional upfront research support funding and expense reimbursement.

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

Through December 31, 2008, the Company has received $10.9 million in option payments and research and development funding. If all milestones are achieved, and including the $10.9 million in research and development funding paid through December 31, 2008, the Company may be entitled to up to $11.9 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Coca-Cola.    In April 2002, the Company entered into a collaboration agreement with Coca-Cola for the discovery and development of specified flavors and flavor enhancers. The agreement required Coca-Cola to make research funding payments over three years totaling $6.0 million. The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive minimum periodic royalties and royalties on future sales of collaborator products containing a discovered ingredient.  The agreement was amended in April 2004 to extend the collaborative period until April 2008, subject to earlier termination under specified circumstances. The agreement was further amended in April 2008 to extend the collaborative period until April 2010.  Under terms of the first extension, the Company provided additional research and received additional research funding totaling $6.0 million for three additional years.  Under the terms of the second extension, the Company is providing additional research and is receiving additional research funding totaling $4.0 million for two additional years.

Through December 31, 2008, the Company has received $13.5 million in research and development funding and one milestone payment of $500,000. If all milestones are achieved, and including the $14.0 million in research and development funding and milestone payment, the Company may be entitled to up to $18.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Firmenich.  In December 2007, the Company entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel compounds that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.  Under the agreement, Firmenich has agreed to pay research funding and specified payments upon the achievement of milestones of up to $3.5 million.  In addition, in the event of regulatory approval of a discovered compound, the Company is entitled to minimum periodic royalties.  In the event of commercialization, the Company is entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents.

Through December 31, 2008, the Company has received $900,000 in research funding and $50,000 in cost reimbursement payments.  If all milestones are achieved and including the $950,000 in research funding and cost reimbursement, the Company may be entitled to up to $3.6 million.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In November 2008, the Company entered into a Collaborative Commercialization and License Agreement with Firmenich for S2383, the Company’s novel enhancer of the high-intensity sweetener sucralose.  Under the terms of the agreement, Firmenich has agreed to pay to the Company royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.  Through December 31, 2008, the Company has not received any royalties based on sales of S2383.  There is no guarantee that the Company will receive any royalties under this collaboration.

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

Kraft Foods agreed to make research funding payments related to the May 2002 program of $1.8 million over the period from May 2002 through December 2003, $1.8 million over the period from January 2004 through May 2005, $339,000 over the period May 2005 through July 2005, and $1.7 million from July 2005 though November 2006.  The Company earned a milestone payment of $375,000 in 2002 and a milestone payment of $250,000 in 2006 under the May 2002 research program.

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

Through December 31, 2008, the Company has received $12.1 million in research and development funding and two milestone payments which totaled $625,000.

Nestlé.    In April 2002, as amended in April 2005, April 2008 and September 2008, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments through 2010, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of four milestones in 2002, 2003, 2004 and 2005.  The Company also received payment for the reimbursement of certain regulatory expenses in 2005.  Through December 31, 2008, the Company has received $12.7 million in research and development funding, four milestone payments of $375,000 each, and $339,000 in reimbursement of certain regulatory costs. In addition, the Company has received royalties on net sales of collaborator products containing discovered flavor ingredients. If all milestones are achieved, and including the $14.5 million in research and development funding, milestones and reimbursement of certain regulatory expenses, the Company may be entitled to up to $18.4 million. .  In addition, the Company has received royalty payments and minimum periodic royalty payments from Nestlé.  The agreement currently has a specified escalating payment arrangement in lieu of a sales-based royalty through March 2010.  After March 2010, the agreement will revert back to a sales-based royalty.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

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

Under this second agreement, through December 31, 2008, the Company has received $8.3 million in research and development funding and one milestone of $350,000. If all milestones are achieved, and including the $8.6 million in research and development funding and milestone, the Company may be entitled to up to $16.2 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Solae.    In April 2007, as amended in September 2008, the Company entered into a collaboration agreement with Solae for the discovery and commercialization of novel flavor ingredients for soy proteins.  The agreement requires Solae to make research funding payments through 2010, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals, and in the event of commercialization, royalties on future sales of products containing flavor ingredients developed under the agreement.  Through December 31, 2008, the Company has received $1.9 million in research and development funding and one milestone payment of $250,000.  If all milestones are achieved and including the $2.2 million in research and development funding and milestone, the Company may be entitled to up to $5.8 million.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized development revenue of $16.8 million, $18.2 million and $12.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, the Company has deferred revenue of $2.3 million and $6.7 million, respectively.

5. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Company moved the majority of its operations to the new facility in November 2006.  Rent payments on the facility commenced April 1, 2007. The Nexus Lease provides for an annual minimum 3% rent increase. The Company began recognizing rent expense upon the facility being ready to occupy.  Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $2.1 million and $3.8 million, respectively. Prior to moving to the new facility, the Company sublet part of the facility it occupied, and the sublease rental income for the year ended December 31, 2006 was $619,000. Sublease income is recorded as an offset to the Company’s facilities expense. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2008, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2009	$2,564
2010	2,625
2011	2,688
2012	2,759
2013	2,837
Thereafter	9,542

Total minimum lease payments	$23,015

In connection with a certain license agreement, the Company’s annual future minimum obligation payments are $15,000 for the year ending December 31, 2009.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.  No shares of convertible preferred stock were outstanding as of December 31, 2008 or 2007.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 10,746,534 shares of common stock.  At December 31, 2008, the Company has repurchased a total of 131,153 shares and 3,623,961 shares remain available for grant under the Plan.  The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Since the Plan’s inception, under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2008, of which no shares are subject to repurchase.  No restricted stock purchase rights were granted during the years ended December 31, 2008, 2007 or 2006.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.  At December 31, 2008, no shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2008:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-2.61	413,186	4.27	$0.92	411,986	$0.92
$2.61-6.02	833,800	6.22	$5.84	727,050	$5.98
$6.02-7.49	1,000,223	9.05	$7.36	16,133	$6.30
$8.00-12.91	1,466,439	7.39	$11.39	962,836	$10.80
$13.10-16.25	1,285,090	7.35	$15.35	893,318	$15.34
$16.45-18.99	36,446	6.70	$18.14	29,899	$18.13

	5,035,184		$9.87	3,041,222	$9.69

As of December 31, 2008, the total intrinsic value of options outstanding and exercisable was $730,000.  At December 31, 2008, the weighted average remaining contractual term for options vested and exercisable was 6.4 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2008:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	2,483,417	$6.15
Granted	1,355,290	$15.50
Exercised	(337,514)	$5.16
Cancelled	(11,319)	$10.26

Outstanding at December 31, 2006	3,489,874	$9.86
Granted	1,214,691	$12.86
Exercised	(230,492)	$5.61
Cancelled	(353,988)	$12.70

Outstanding at December 31, 2007	4,120,085	$10.74
Granted	1,184,490	$7.08
Exercised	(31,269)	$5.91
Cancelled	(238,122)	$11.53

Outstanding at December 31, 2008	5,035,184	$9.87

The total intrinsic value of stock option exercises during the years ended December 31, 2008, 2007 and 2006 was $18,000, $1.5 million and $3.1 million, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 1,233,096 shares to be granted.  At December 31, 2008, 515,718 shares of common stock have been issued under the Purchase Plan at an average price of $6.00 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2008
Common stock options granted and outstanding	5,035,184
Common stock options reserved for future grant	3,623,961
Common stock reserved under Purchase Plan	717,378
Total common stock shares reserved for future issuance	9,376,523

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

7. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely—than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007, and commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, the Company recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2008 was zero.  As of December 31, 2008, the Company has completed its analysis of whether the deferred tax assets for net operating losses of $105.8 million and research and development credits of $2.6 million generated in years prior to 2008 would be subject to an annual limitation as a result of an ownership change.  The Company’s analysis concluded that the Company’s deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such, $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of the multiple ownership changes which occurred.  The Company has determined that it will reserve a portion of the available research and development credit carryforward as required by FIN 48.  As a result of the completion of the analysis, the Company has included the net operating loss and research and development credit carryforward net of the amount to be expired as a deferred tax asset.  However, the Company has determined that sufficient future taxable income may not be available to realize the deferred tax assets for net operating loss and research and development credit carryforwards.  Therefore, the Company has recognized a full valuation allowance for these deferred tax assets.

The completion of the Company’s Section 382 and 383 analyses for years prior to 2008 does not prevent further limitations to the Company’s net operating loss and research and development credit carryforwards.  Additional limitations may arise if the Company experiences an ownership change in subsequent years.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

Balance at January 1, 2008	$—
Additions based on tax positions related to the current year	190
Additions for tax positions of prior years	906
Reductions for tax positions of prior years	—
Settlements	$—
Balance at December 31, 2008	1,096

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions.  The Company’s tax years for 2005 and forward are subject to examination by the IRS and tax years 2004 and forward are subject to examination by California tax authorities.  Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years.  The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2008, the Company did not recognize any interest or penalties.  Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows.  At December 31, 2008, the Company had net deferred tax assets of $61.4 million.  These deferred tax assets are primarily composed of capitalized research and development costs, deferred revenue and stock compensation expense.  Because the Company concluded its Section 382 and 383 analyses, this amount also includes the Company’s net operating loss and research and development credit carryforwards after taking into account such amounts the Company has determined will expire as a result of ownership changes that occurred in previous years.  Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset.

Significant components of the Company’s net deferred tax assets at December 31, 2008 and 2007 are shown below (in thousands). A valuation allowance of $61.4 million and $12.1 million has been established to offset the net deferred tax assets as of December 31, 2008 and 2007, respectively, as realization of such assets is uncertain.

	Years ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$45,518	$—
Capitalized research and development	5,473	4,777
Research and development credits	3,292	—
Deferred revenue	931	2,738
Stock compensation	4,278	2,889
Other, net	1,899	1,695

Total deferred tax assets	61,391	12,099

Total deferred tax liabilities	—	—

Net deferred tax assets	61,391	12,099
Valuation allowance for deferred tax assets	(61,391)	(12,099)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2008, 2007 and 2006, due to the following (in thousands):

	2008	2007	2006
Federal income taxes at 35%	$(9,427)	$(7,640)	$(8,070)
State income tax, net of federal benefit	(1,548)	(1,254)	(1,324)
Tax effect on non-deductible expenses and credits	3,570	374	890
Increase in valuation allowance (1)	7,405	8,520	8,504
	$—	$—	$—

(1) The replacement of the valuation allowance related to the net operating losses and research and development credits is not included in the increase in the valuation allowance.  See above for explanation.

As a result of the adoption of SFAS 123R the Company recognizes windfall tax benefits associated with the exercise of stock options directly to Stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2008 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.1 million.

At December 31, 2008, the Company had federal and California tax net operating loss carryforwards of approximately $130.5 million and $35.8 million, respectively.  The federal and California tax loss carryforwards will begin to expire in 2019 and 2009, respectively, unless previously utilized.

The Company also had federal and California research and development tax credit carryforwards of approximately $2.7 million and $2.6 million, respectively. The federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$6,069	$3,566	$4,035	$3,496
Total operating expenses	11,452	11,552	10,762	11,589
Net loss	(4,823)	(7,677)	(6,479)	(7,955)
Basic and diluted net loss per common share	$(0.16)	$(0.25)	$(0.21)	$(0.26)

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$3,067	$3,737	$5,053	$6,363
Total operating expenses	10,563	10,427	10,667	11,789
Net loss	(6,596)	(5,835)	(4,762)	(4,638)
Basic and diluted net loss per common share	$(0.22)	$(0.19)	$(0.16)	$(0.15)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Senior Vice President and Chief Financial and Business Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Senomyx, Inc. and our report dated February 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 10, 2009

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2009 Annual Meeting of Shareholders to be held on June 4, 2009, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(3)	4.3	Form of Rights Certificate.
(3)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.7*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.8*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.9*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.10*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.11*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.12+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(3)	10.13*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(4)	10.14*	Second Amendment to the Collaborative Research and License Agreement

dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(5)	10.15+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(6)	10.16*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.17*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(7)	10.18*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(7)	10.19*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(8)	10.20	Statement dated June 9, 2006 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(9)	10.21	Description of director compensation provided to Jay Short.
(10)	10.22+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(10)	10.23+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(10)	10.24+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
(11)	10.25*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.26*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.27*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.28*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.29+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(11)	10.30+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
(11)	10.31	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(12)	10.32+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(12)	10.33*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.34	Statement dated April 12, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(13)	10.35*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(13)	10.36*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.37*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(15)	10.38*	Fourth Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March

22, 2006 and April 14, 2008 between the Registrant and Nestec, Ltd.
(15)	10.39*

Second Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004 and April 8, 2008, between the Registrant and the Coca-Cola Company.

(15)	10.40	Statement dated May 7, 2008 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(16)	10.41+	Description of non-employee director compensation policy
(17)	10.42*	First Addendum to the Collaborative Research, Development, Commercialization and License Agreement dated April 23, 2007, as amended September 1, 2008, between Senomyx, Inc. and Solae, LLC.
(17)	10.43*

Fifth Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008 between the Registrant and Nestec, Ltd.

(18)	10.44+	Form of Amended and Restated Change in Control Agreement.
(18)	10.45+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between the Registrant and Kent Snyder.
(18)	10.46+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between the Registrant and Sharon Wicker.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, President, Chief Executive Officer and Director, and John Poyhonen, Senior Vice President and Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.

*                                         Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(15)                            Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(16)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008 and incorporated herein by reference.

(17)                            Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senomyx, Inc.
	By:	/S/ KENT SNYDER
Kent Snyder
President and Chief Executive Officer

Dated: February 12, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent Snyder and John Poyhonen, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT SNYDER	President, Chief Executive Officer and Chairman	February 12, 2009
Kent Snyder	of the Board of Directors

/S/ JOHN POYHONEN	Senior Vice President and Chief Financial and	February 12, 2009
John Poyhonen	Business Officer

/S/ ROGER D. BILLINGSLEY	Director	February 12, 2009
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	February 12, 2009
Stephen A. Block, Esq.

/S/ MICHAEL E. HERMAN	Director	February 12, 2009
Michael E. Herman

/S/ DENNIS F. O’BRIEN	Director	February 12, 2009
Dennis F. O’Brien

/S/ JAY M. SHORT	Director	February 12, 2009
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	February 12, 2009
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(1)	4.2	Fourth Amended and Restated Investor Rights Agreement dated November 14, 2001, as amended February 27, 2002, between the Registrant and certain of its stockholders.
(3)	4.3	Form of Rights Certificate.
(3)	4.4	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(1)	10.4+	Employment letter agreement dated February 21, 2000 between the Registrant and Mark Zoller, Ph.D.
(1)	10.5+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(1)	10.6+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(1)	10.7*	Exclusive License and Bailment Agreement dated March 10, 2000 between the Registrant and the Regents of the University of California.
(1)	10.8*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.9*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(1)	10.10*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(1)	10.11*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(1)	10.12+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(3)	10.13*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec Ltd.
(4)	10.14*	Second Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(5)	10.15+	Summary Description of Senomyx, Inc. Incentive Cash Bonus Program.
(6)	10.16*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
(7)	10.17*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(7)	10.18*	Third Amendment to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006 between the Registrant and Nestec, Ltd.
(7)	10.19*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(8)	10.20	Statement dated June 9, 2006 re: extension of Collaborative Research and

License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(9)	10.21	Description of director compensation provided to Jay Short.
(10)	10.22+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Kent Snyder.
(10)	10.23+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Mark J. Zoller, Ph.D.
(10)	10.24+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and John Poyhonen.
(11)	10.25*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.26*	Collaborative Research, Commercialization and License Agreement dated October 6, 2006 between the Registrant and Ajinomoto Co., Inc.
(11)	10.27*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.28*	Letter Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(11)	10.29+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(11)	10.30+	Change in Control Agreement dated October 10, 2006 by and between the Registrant and Sharon Wicker.
(11)	10.31	Statement dated January 9, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(12)	10.32+	Amended and Restated 2004 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(12)	10.33*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.34	Statement dated April 12, 2007 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(13)	10.35*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(13)	10.36*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.37*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(15)	10.38*	Fourth Amendment dated April 14, 2008 to the Collaborative Research and License Agreement dated April 18, 2002 between the Registrant and Nestec, Ltd.
(15)	10.39*	Second Amendment dated April 8, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002 between the Registrant and the Coca-Cola Company.
(15)	10.40	Statement dated May 7, 2008 re: extension of Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(16)	10.41+	Description of non-employee director compensation policy
(17)	10.42*	First Addendum dated September 1, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 23, 2007 between Senomyx, Inc. and Solae, LLC.
(17)	10.43*	Fifth Amendment dated September 15, 2008 to the Collaborative Research and License Agreement dated April 18, 2002 between the Registrant and Nestec, Ltd.
(18)	10.44+	Form of Amended and Restated Change in Control Agreement

(18)	10.45+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between the Registrant and Kent Snyder.
(18)	10.46+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between the Registrant and Sharon Wicker.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, President, Chief Executive Officer and Director, and John Poyhonen, Senior Vice President and Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+                                         Indicates management contract or compensatory plan.

*                                         Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

(15)                            Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(16)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2008 and incorporated herein by reference.

(17)                            Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.