Form 10-Q
period 2009-03-31
SENOMYX INC
filed 2009-05-07
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 30, 2009:  30,918,149

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$22,947	$34,006
Investments available-for-sale	9,994	6,100
Other current assets	1,905	942
Total current assets	34,846	41,048

Property and equipment, net	12,869	13,418
Total assets	$47,715	$54,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,930	$5,908
Leasehold incentive obligation	987	987
Deferred revenue	1,163	2,284
Total current liabilities	8,080	9,179

Deferred rent	1,317	1,272
Leasehold incentive obligation	6,828	7,075

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2009 (unaudited) and December 31, 2008	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2009 (unaudited) and December 31, 2008; 30,918,149 and 30,670,123 shares issued and outstanding at March 31, 2009 (unaudited) and December 31, 2008, respectively	31	31
Additional paid-in capital	214,842	212,951
Accumulated other comprehensive gain	6	6
Accumulated deficit	(183,389)	(176,048)
Total stockholders’ equity	31,490	36,940
Total liabilities and stockholders’ equity	$47,715	$54,466

[NOTE: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008

Revenues:
Development revenues	$3,333	$6,042
Commercial revenues	179	27

Total revenues	3,512	6,069

Operating expenses:
Research and development	7,586	8,169
General and administrative	3,279	3,283

Total operating expenses	10,865	11,452

Loss from operations	(7,353)	(5,383)

Interest income	12	560

Net loss	$(7,341)	$(4,823)

Basic and diluted net loss per share	$(0.24)	$(0.16)

Shares used to compute basic and diluted net loss per share	30,761,023	30,533,811

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities
Net loss	$(7,341)	$(4,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	850	871
Accretion of discount on available-for-sale securities	(9)	(395)
Amortization of leasehold incentive obligation	(247)	(247)
Stock-based compensation for non-employees	(3)	25
Stock-based compensation for employees and non-employee directors	1,518	1,573
Change in operating assets and liabilities:
Other assets	(963)	281
Accounts payable, accrued expenses and other current liabilities	(257)	(1,466)
Deferred revenue	(1,121)	(3,380)
Deferred rent	45	63
Net cash used in operating activities	(7,528)	(7,498)

Investing activities
Purchases of property and equipment	(22)	(837)
Purchases of available-for-sale securities	(9,985)	(31,222)
Maturities of available-for-sale securities	6,100	28,500
Net cash used in investing activities	(3,907)	(3,559)

Financing activities
Proceeds from issuance of common stock	376	662
Net cash provided by financing activities	376	662

Net decrease in cash and cash equivalents	(11,059)	(10,395)
Cash and cash equivalents at beginning of period	34,006	19,983
Cash and cash equivalents at end of period	$22,947	$9,588

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$290	$951

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be reported for the year ending December 31, 2009.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.  Revenue from commercialization milestones is recognized over the royalty term.  Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, substantially all of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three months ended March 31, 2009 and 2008 was comprised as follows (in thousands):

	Three months ended March 31,
	2009	2008
Research and development	$(506)	$(563)
General and administrative	(1,012)	(1,010)
Employee and non-employee director stock-based compensation expense	$(1,518)	$(1,573)

At March 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2009	2008
Historical:
Numerator:
Net loss (in thousands)	$(7,341)	$(4,823)
Denominator:
Weighted average common shares	30,761,023	30,534,432
Weighted average unvested common shares subject to repurchase	—	(621)

Denominator for basic and diluted EPS	30,761,023	30,533,811

Basic and diluted net loss per share	$(0.24)	$(0.16)

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

	Three months ended March 31,
	2009	2008

Comprehensive loss	$(7,341)	$(4,782)

2.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. Treasury bills and U. S. government agency securities as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$15,163	$15,163	$—	$—
U.S. Treasury bills	12,494	—	12,494	—
U.S. government agency securities	5,000	—	5,000	—
Total financial instruments owned	$32,657	$15,163	$17,494	$—

3.                                      Product Discovery and Development Collaborations

In March 2009 the Company amended its Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 with Ajinomoto Co., Inc. (“Ajinomoto”) to extend the collaborative period for an additional year, with three consecutive options of one year each that could further extend the collaboration.  During the extension period, the Company will continue to work with Ajinomoto on the discovery, development and commercialization of new flavor ingredients for use in the soup, sauce and culinary aids, noodles and bouillon product categories in Asia.  Under the terms of the extension, Ajinomoto has agreed to pay the Company incremental research funding. The potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Ajinomoto will make royalty payments based on sales of Ajinomoto’s products that contain Senomyx novel flavor ingredients discovered under the agreement.

In March 2009 the Company amended its Collaborative Research and License Agreement dated March 28, 2001 with Campbell Soup Company (“Campbell”) to extend the collaborative period for an additional year, with three annual options of one year each that could further extend the collaboration.  During the extension period, the Company will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages.  Under the terms of the extension, Campbell has agreed to pay the Company incremental research funding. The potential milestone payment upon achievement of a certain research and development goal remains unchanged.  Upon commercialization, Campbell will make royalty payments based on sales of Campbell’s products using the new ingredients discovered under the agreement.

4.                                      Subsequent Events

On May 4, 2009, the Company amended its existing Collaborative Research and License Agreement with Nestlé SA (“Nestlé”) for the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields.  Under the terms of the amendment, the Company and Nestlé agreed that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 25, 2010, one year earlier than anticipated. In addition, Nestlé’s funding obligations over the remaining collaborative period have been reduced to reflect a commensurate reduction in the Company’s internal research and development resources dedicated to the Nestlé collaboration.  The Company and Nestlé agreed to add a new milestone in which the Company could receive a milestone payment upon achievement of specific product development goal. In addition, under the terms of the amendment, Nestlé has the right to terminate the agreement without cause upon 90 days’ advance notice, provided that under certain circumstances Nestlé must pay additional research funding if it terminates prior to the end of the collaborative period.  The combined total of research funding and milestone payments under the amended agreement could exceed $12 million if all milestones are met.  Upon commercialization, the Company will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2008 included with our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Cadbury, Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2009 our accumulated deficit was $183.4 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination or amendment of any of our product discovery and development collaboration agreements;

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

In March 2009 we amended our Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 with Ajinomoto to extend the collaborative period for an additional year, with three consecutive options of one year each that could further extend the collaboration.  During the extension period, we will continue to work with Ajinomoto on the discovery, development and commercialization of new flavor ingredients for use in the soup, sauce and culinary aids, noodles and bouillon product categories in Asia.  Under the terms of the extension, Ajinomoto has agreed to pay us incremental research funding. The potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Ajinomoto will make royalty payments based on sales of Ajinomoto’s products that contain Senomyx novel flavor ingredients discovered under the agreement.

In March 2009 we amended our Collaborative Research and License Agreement dated March 28, 2001 with Campbell to extend the collaborative period for an additional year, with three annual options of one year each that could further extend the collaboration.  During the extension period, we will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages.  Under the terms of the extension, Campbell has agreed to pay us incremental research funding. The potential milestone payment upon achievement of a certain research and development goal remains unchanged.  Upon commercialization, Campbell will make royalty payments based on sales of Campbell’s products using the new ingredients discovered under the agreement.

In May 2009, we amended our existing Collaborative Research and License Agreement with Nestlé for the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields.  Under the terms of the amendment, we and Nestlé agreed that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 2010, one year earlier than anticipated. In addition, Nestlé’s funding obligations over the remaining collaborative period have been reduced to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.  In addition, we and Nestlé agreed to add a new milestone in which we could receive a milestone payment upon achievement of specific product development goal.  In addition, under the terms of the amendment, Nestlé has the right to terminate the agreement without cause upon 90 days’ advance notice, provided that under certain circumstances Nestlé must pay additional research funding if it terminates prior to the end of the collaborative period.  The combined total of research funding and milestone payments under the amended agreement could exceed $12 million if all milestones are met.  Upon commercialization, we will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $3.5 million and $6.1 million during the three months ended March 31, 2009 and 2008, respectively.  The decrease was primarily due to the recognizing of revenue related to amendments of existing collaborations through April 2008.  In August 2007, we received an $8.0 million upfront payment related to a collaboration expansion.  The upfront payment was recognized as revenue ratably over the nine month period spanning from August 2007 through April 2008.  Research and development payments, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended March 31, 2009.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich and Nestlé accounted for 100% of total revenue for the three months ended March 31, 2008.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.6 million and $8.2 million for the three months ended March 31, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Salaries and personnel	$3,081	$3,263
Facilities and depreciation	1,452	1,443
Research and development supplies	899	1,115
Patent and licensing	770	718
Outside services	689	760
Non-cash stock-based compensation	503	588
Miscellaneous	192	282
Total research and development expenses	$7,586	$8,169

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.1 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $182,000 was primarily due to decreases in payroll expenses of approximately $76,000 and travel-related expenses of approximately $70,000.  Our research and development staff decreased from an average of 96 for the three months ended March 31, 2008 to an average of 95 for the three months ended March 31, 2009.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.5 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The increase of $9,000 was primarily attributable to an increase in depreciation expense of $15,000 primarily due to depreciation expense on instrumentation and equipment used in research and development activities.  This increase was partially offset by a decrease in facilities expenses of approximately $7,000 due to reduced maintenance expenses.

Research and Development Supplies.  Our expenses for supplies used in research and development were $899,000 and $1.1 million for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $216,000 was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $770,000 and $718,000 for the three months ended March 31, 2009 and 2008, respectively.  The increase of $52,000 was primarily attributable to the increased patent legal expenses associated with the increased size and scope of our intellectual property portfolio.

Outside Services.  Our outside services expenses were $689,000 and $760,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $71,000 was primarily attributable to a decrease in costs for outsourced regulatory support activities and outsourced research activities.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $503,000 and $588,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $85,000 was primarily attributable to a decrease in expense associated with grants made to employees.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.3 million for both of the three month periods ended March 31, 2009 and 2008, respectively.  The $4,000 decrease in expenses was primarily attributable to decreases in miscellaneous expenses of approximately $16,000, partially offset by an increase in salaries and personnel expenses of approximately $11,000.

Interest Income (Expense)

Interest income was $12,000 and $560,000 for the three months ended March 31, 2009 and 2008, respectively.  The decrease of $548,000 was attributable to lower average rates of return on our invested balances and to lower investable balances for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of March 31, 2009 we had received in excess of $170.9 million in proceeds from the sales of common and preferred stock.  In addition, we had received $87.9 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.1 million in interest income.  As of March 31, 2009, over the remaining life of our current collaboration agreements, we expect to receive an additional $10.3 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At March 31, 2009, we had $32.9 million in cash, cash equivalents and investments available-for-sale as compared to $40.1 million at December 31, 2008, a decrease of $7.2 million.  This overall decrease resulted primarily from the use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $376,000 from purchases of stock from the employee stock purchase plan and from the issuance of common stock through the exercise of employee stock options.

Operating Activities

Operating activities used cash of $7.5 million for the three months ended March 31, 2009 and for the three months ended March 31, 2008.  Our net loss increased $2.5 million to $7.3 million for the three months ended March 31, 2009 compared to $4.8 million for the three months ended March 31, 2008.  Non-cash income decreased $386,000 to $9,000 for the three months ended March 31, 2009 from $395,000 for the three months ended March 31, 2008.  Non-cash expenses decreased $104,000 to $2.1 million for the three months ended March 31, 2009 from $2.2 million for the three months ended March 31, 2008.  The decrease in non-cash expenses was primarily due to decreases in stock-based compensation for both employees and non-employees and in depreciation expense.  Net changes in other assets used cash of $963,000 during the three months ended March 31, 2009 and provided cash of $281,000 during the three months ended March 31, 2008.  Additionally, net decreases in operating liabilities over the three months ended March 31, 2009 and 2008 used cash of $1.3 million and $4.8 million, respectively.

Investing Activities

Investing activities used cash of $3.9 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively.  Cash used by investing activities in the three months ended March 31, 2009 and 2008 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $376,000 and $662,000 for the three months ended March 31, 2009 and 2008, respectively.  Cash provided by financing activities in the three months ended March 31, 2009 and 2008 reflects the net proceeds from the issuance or sale of common stock of $376,000 and $662,000, respectively, primarily pursuant to purchases of stock from the employee stock purchase program and the exercise of employee and non-employee stock options.

As of March 31, 2009 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$22,387	$2,579	$5,345	$5,635	$8,828
License payments	99	99	—	—	—
Total	$22,486	$2,678	$5,345	$5,635	$8,828

As of March 31, 2009, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.    As of March 31, 2009, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $22.9 million.  In the next nine months (through December 31, 2009), we anticipate receiving $7.3 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  This does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future performance, are recognized when received. Non-refundable license fees, if associated with future performance, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercialization milestones, royalties on sales made by our collaborators of products incorporating our flavor ingredients and minimum periodic royalty payments.  Revenue from commercialization milestones is recognized over the royalty term.  Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, substantially all of our commercial revenues have been related to minimum periodic royalty payments.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, for the three months ended March 31, 2009 and 2008 was $1.5 million and $1.6 million, respectively. At March 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $12.4 million, which is expected to be recognized over a weighted average period of 2.7 years.

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

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2009 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.0%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during three months ended March 31, 2009 would increase by $0.12 per share, or 6.1%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the three months ended March 31, 2009, we have calculated a weighted average expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2009 would increase by $0.22 per share, or 10.9%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.0% for the three months ended March 31, 2009) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2009 by $0.11 per share, or 5.6%.

For the three months ended March 31, 2009 and 2008, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% for the three months ended March 31, 2009 and 2008, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Fair Value of Financial Assets and Liabilities

In accordance with SFAS No. 157, Fair Value Measurement, we account for our financial assets at fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  We classify money market funds as Level 1 assets.  At March 31, 2009, our Level 1-classified investments totaled $15.2 million.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We classify U.S. Treasury bills and U.S. government agency securities as Level 2 assets.  At March 31, 2009, our Level 2-classified investments totaled $17.5 million.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2009, we did not hold any Level 3-classified investments.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  For additional information regarding SFAS No. 157, see Note 2 of our financial statements, Fair Value Disclosures.

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2008.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2010 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2010. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on July 18, 2009, October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement, as amended, with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2010 and gives Nestlé the right to terminate the agreement earlier without cause, provided that under certain circumstances it pay additional specified research funding if it terminates the agreement prior to July 26, 2010.  Our agreement with Cadbury (as amended in July 2008) provides for research and development funding through July 2009 and gives Cadbury the right to terminate the agreement earlier without cause upon 90 days’ written notice.  Our initial agreement with Ajinomoto provides for research and development funding through March 2010 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2010.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to October 5, 2009.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement, and our second agreement with Nestlé was amended to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.

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

Our business and operating results may be adversely affected by unfavorable economic and market conditions.*

Our business depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and flavor companies. Our arrangements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The recent deterioration of economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs. In some instances the result may be that companies elect to defer or delay entering into a collaborative agreement with us, or existing collaborators may amend, terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $7.3 million for the three months ended March 31, 2009. As of March 31, 2009, we had an accumulated deficit of approximately $183.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

We expect that our results of operations will fluctuate from period to period, and this fluctuation could cause our stock price to decline.*

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•                  termination or amendment of any of our product discovery and development collaboration agreements;

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

We may need to obtain additional capital to fund our operations.*

If we are unable to successfully commercialize our flavor ingredients, maintain our existing product discovery and development collaborations or enter into new collaborations, we will likely need to obtain additional capital, reduce our ongoing expenses or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated. In such event, we may need to raise substantial additional capital to, among other things:

•                  fund research, discovery or development programs;

•                  advance product candidates into and through the safety evaluation and regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we require additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. In particular, although we have previously been successful in obtaining financing through offerings of our equity securities, there can be no assurance that we will be able to do so in the future, especially given the current economic and credit crisis.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy, reduce our ongoing expenses or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

If we elect to modify our business operations in order to reduce our expenses, our research, discovery and development programs could be negatively impacted.*

If we modify our business operations to meaningfully reduce our expenses we may not be able to fund our current research, discovery and development programs at the levels we require in order to achieve our corporate goals or we may need to suspend or discontinue one or more programs altogether. A reduction in funding in the near term may be accomplished through a number of measures, including reduction in variable internal or external costs or by deferring certain expenses until a later date. Any meaningful funding reduction scenario will likely result in a delay in any affected programs, and may also negatively impact our existing collaborations and harm our ability to attract new collaborators for those and other programs. In addition, a suspension or discontinuation of a program may result in an indefinite and significant delay of any affected program, and we may incur significant inefficiencies if we later elect to resume any such program.

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. If we lose the services of one or more of these people and, in particular, Kent Snyder, our President and Chief Executive Officer, or Mark Zoller, Ph.D., our Executive Vice President of Discovery & Development and Chief Scientific Officer, the relationships we have with our collaborators would likely be negatively impacted and we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives, any of which could cause our stock price to decline. Dr. Zoller is currently on a medical leave of absence.  We have entered into employment letter agreements with the following executive officers: Kent Snyder, Mark Zoller, Ph.D., John Poyhonen, our Senior Vice President, Chief Financial and Business Officer, Sharon Wicker, our Senior Vice President and Chief Strategy Officer and David Berger, our Vice President, General Counsel and Corporate Secretary.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 124 on March 31, 2009 and we may continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

Further, because our flavor ingredients are regulated as food products under the Food, Drug and Cosmetic, or FD&C, Act, we and the third parties with which we collaborate or contract to manufacture, process, pack, import or otherwise handle our products or our product ingredients, may be required to comply with certain registration, prior notice submission, recordkeeping and other regulatory requirements. Failure of any party in the chain of distribution to comply with any applicable requirements under the FD&C Act or the FDA’s implementing regulations, or similar regulations in other countries, may adversely affect the manufacture and/or distribution of our products in commerce.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

10.1*	Fourth Amendment dated March 23, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.

10.2*	Fifth Amendment dated March 27, 2009 to the Collaborative Research and License Agreement dated March 28, 2001 between Senomyx, Inc. and Campbell Soup Company.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: May 7, 2009	By:	/S/ KENT SNYDER
Kent Snyder
President and Chief Executive Officer (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen
Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)