Form 10-Q
period 2009-06-30
SENOMYX INC
filed 2009-08-04
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2009:  30,918,149

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$13,570	$34,006
Investments available-for-sale	13,992	6,100
Other current assets	815	942
Total current assets	28,377	41,048

Property and equipment, net	12,083	13,418
Total assets	$40,460	$54,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,521	$5,908
Leasehold incentive obligation	987	987
Deferred revenue	1,082	2,284
Total current liabilities	7,590	9,179

Deferred rent	1,345	1,272
Leasehold incentive obligation	6,581	7,075

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at June 30, 2009 (unaudited) and December 31, 2008; no shares issued or outstanding at June 30, 2009 (unaudited) and December 31, 2008, respectively.	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2009 (unaudited) and December 31, 2008; 30,918,149 and 30,670,123 shares issued and outstanding at June 30, 2009 (unaudited) and December 31, 2008, respectively	31	31
Additional paid-in capital	216,346	212,951
Accumulated other comprehensive gain	3	6
Accumulated deficit	(191,436)	(176,048)
Total stockholders’ equity	24,944	36,940
Total liabilities and stockholders’ equity	$40,460	$54,466

[NOTE: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Development revenues	$2,747	$3,515	$6,080	$9,557
Commercial revenues	219	51	398	78

Total revenues	2,966	3,566	6,478	9,635

Operating expenses:
Research and development	7,844	8,117	15,430	16,286
General and administrative	3,191	3,435	6,470	6,718
Total operating expenses	11,035	11,552	21,900	23,004

Loss from operations	(8,069)	(7,986)	(15,422)	(13,369)

Interest income	22	309	34	869
Net loss	$(8,047)	$(7,677)	$(15,388)	$(12,500)

Net loss per share, basic and diluted	$(0.26)	$(0.25)	$(0.50)	$(0.41)

Shares used in calculating net loss per share, basic and diluted	30,918,149	30,587,858	30,840,020	30,560,835

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities
Net loss	$(15,388)	$(12,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,670	1,771
Accretion of discount on available-for-sale securities	(24)	(686)
Amortization of leasehold incentive obligation	(494)	(494)
Stock-based compensation for non-employees	35	40
Stock-based compensation for employees and non-employee directors	2,984	3,263
Change in operating assets and liabilities:
Other assets	127	425
Accounts payable, accrued expenses and other current liabilities	(395)	(763)
Deferred revenue	(1,202)	(4,571)
Deferred rent	73	109
Net cash used in operating activities	(12,614)	(13,406)

Investing activities
Purchases of property and equipment	(327)	(2,099)
Purchases of available-for-sale securities	(18,971)	(55,455)
Maturities of available-for-sale securities	11,100	56,500
Net cash used in investing activities	(8,198)	(1,054)

Financing activities
Proceeds from issuance of common stock	376	656
Net cash provided by financing activities	376	656

Net decrease in cash and cash equivalents	(20,436)	(13,804)
Cash and cash equivalents at beginning of period	34,006	19,983
Cash and cash equivalents at end of period	$13,570	$6,179

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$19	$49

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be reported for the year ending December 31, 2009.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).  Further, in connection with preparation of the condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 4, 2009.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for financial statements issued for fiscal periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and six months ended June 30, 2009 and 2008 was comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Research and development	$(417)	$(621)	$(923)	$(1,184)
General and administrative	(1,049)	(1,069)	(2,061)	(2,079)
Employee and non-employee director stock-based compensation expense	$(1,466)	$(1,690)	$(2,984)	$(3,263)

At June 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Historical:
Numerator:
Net loss (in thousands)	$(8,047)	$(7,677)	$(15,388)	$(12,500)
Denominator:
Weighted average common shares	30,918,149	30,587,858	30,840,020	30,561,145
Weighted average unvested common shares subject to repurchase	—	—	—	(310)

Denominator for basic and diluted earnings per share	30,918,149	30,587,858	30,840,020	30,560,835

Basic and diluted net loss per share	$(0.26)	$(0.25)	$(0.50)	$(0.41)

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Comprehensive loss	$(8,050)	$(7,763)	$(15,391)	$(12,545)

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries and Government Agency Bonds	$13,989	$3	$—	$13,992

	$13,989	$3	$—	$13,992

The following is a summary of investments available-for-sale at December 31, 2008 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$6,094	$6	$—	$6,100

	$6,094	$6	$—	$6,100

Gross realized gains and losses on available-for-sale securities were immaterial during the six months ended June 30, 2009 and 2008. All of the available-for-sale securities have a contractual maturity at June 30, 2009 of one year or less.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. Treasury bills and U. S. government agency securities as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$12,985	$12,985	$—	$—
U.S. Treasury bills	11,993	—	11,993	—
U.S. government agency securities	1,999	—	1,999	—
Total financial instruments owned	$26,977	$12,985	$13,992	$—

4.                                      Product Discovery and Development Collaborations

In May 2009, the Company amended its existing Collaborative Research and License Agreement with Nestlé SA (“Nestlé”) for the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields.  Under the terms of the amendment, the Company and Nestlé agreed that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 25, 2010, one year earlier than anticipated. In addition, Nestlé’s funding obligations over the remaining collaborative period have been reduced to reflect a commensurate reduction in the Company’s internal research and development resources dedicated to the Nestlé collaboration.  The Company and Nestlé agreed to add a new milestone in which the Company could receive a milestone payment upon achievement of specific product development goal. In addition, under the terms of the amendment, Nestlé has the right to terminate the agreement without cause upon 90 days’ advance notice, provided that under certain circumstances Nestlé must pay additional research funding if it terminates prior to the end of the collaborative period.  The combined total of research funding and milestone payments under the amended agreement could exceed $12 million if all milestones are met.  Upon commercialization, the Company will receive royalty payments based on sales of products containing new flavor ingredients developed under the agreement.

5.                                      Subsequent Event

On August 3, 2009 the Company announced that it entered into a Collaborative Research, Development, Commercialization and License Agreement with Firmenich SA for novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside, the Target Sweeteners, in select product categories on a worldwide basis. The agreement provides Firmenich with exclusive rights on the development and commercialization of existing and newly discovered flavor ingredients for all forms of foods and beverages for human consumption, excluding gum, sugar confections and chocolate confections and non-alcoholic beverages. The agreement also provides Firmenich with co-exclusive rights with respect to non-alcoholic dry powdered beverages. In addition, the Company has granted Firmenich certain rights to negotiate with the Company for access to other product categories under specified conditions.

Under the terms of the agreement, Firmenich has agreed to pay the Company a license fee comprised of $20 million, of which (i) $10 million is payable within 20 days following the date of the agreement and (ii) an additional $10 million is payable within 30 days following regulatory approval of the first flavor ingredient that Firmenich selects for development and determines to be commercially viable. In the event that Firmenich does not select S6973, the Company’s lead sucrose enhancing flavor ingredient, for development or if Firmenich determines that S6973 is not commercially viable, then the Company has retained the right to license S6973 to any other third party in the licensed product categories without restrictions. Firmenich has also agreed to fund the Company’s ongoing research under the agreement for a minimum of two years, with three consecutive options of one year each that could further extend the collaborative research funding period at consecutively higher funding rates.

Initially, the research collaboration will focus on synthetic flavor ingredients, but Firmenich has retained an option, exercisable for a limited period of time, to extend the research collaboration and commercial licenses to the field of natural flavor ingredients that provide a sweet enhancement taste effect for any of the Target Sweeteners for use in the product categories then subject to the agreement. In that instance, the ongoing collaborative research funding level would be increased unless the parties mutually agree to discontinue the research program for synthetic flavor ingredients.

The Company is also eligible to receive milestone payments upon achievement of other specified goals and the Company will receive royalty payments based on any sales of products containing flavor ingredients that are licensed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties applicable to synthetic flavor ingredients, and in the case of the commercialization of natural flavor ingredients the parties have agreed to a method by which minimum royalties applicable to those ingredients would be determined based on the market potential for a given flavor ingredient.

The combined total of the upfront license fee, research funding and milestone payments applicable to the synthetic flavor ingredient program could exceed $34.5 million if all milestones are achieved and all extension options are exercised.  The Company could also receive additional research funding and milestone payments applicable to the natural flavor ingredient program if Firmenich elects to expand the research collaboration to include natural flavor ingredients. Firmenich has also agreed to reimburse the Company for certain costs incurred related to the research collaboration that are in addition to these amounts.

If Firmenich selects a flavor ingredient that enhances one of the Target Sweeteners for development under the Agreement, then Firmenich and the Company have also agreed to limited restrictions on the Company’s ability to develop potentially competing flavor ingredients that enhance the same Target Sweetener for use in the same product categories licensed to Firmenich. These limited restrictions would apply both during the term of the Agreement and after the conclusion of the collaborative research period.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the food, beverage and ingredient industries. We believe our flavor ingredients will enable food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We have product discovery and development collaborations with seven of the world’s leading food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Cadbury , Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercialization milestones, minimum periodic royalties and royalties on sales of consumer products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2009 our accumulated deficit was $191.4 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination or amendment of any of our product discovery and development collaboration agreements;

•                  our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into food, beverage and ingredient products;

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

In August 2009 we announced that we entered into a Collaborative Research, Development, Commercialization and License Agreement with Firmenich SA for novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside, the Target Sweeteners, in select product categories on a worldwide basis. The agreement provides Firmenich with exclusive rights on the development and commercialization of existing and newly discovered flavor ingredients for all forms of foods and beverages for human consumption, excluding gum, sugar confections and chocolate confections and non-alcoholic beverages. The agreement also provides Firmenich with co-exclusive rights with respect to non-alcoholic dry powdered beverages. In addition, we have granted Firmenich certain rights to negotiate with us for access to other product categories under specified conditions.

Under the terms of the agreement, Firmenich has agreed to pay us a license fee comprised of $20 million, of which (i) $10 million is payable within 20 days following the date of the agreement and (ii) an additional $10 million is payable within 30 days following regulatory approval of the first flavor ingredient that Firmenich selects for development and determines to be commercially viable. In the event that Firmenich does not select S6973, our lead sucrose enhancing flavor ingredient, for development or if Firmenich determines that S6973 is not commercially viable, then we have retained the right to license S6973 to any other third party in the licensed product categories without restrictions. Firmenich has also agreed to fund our ongoing research under the agreement for a minimum of two years, with three consecutive options of one year each that could further extend the collaborative research funding period at consecutively higher funding rates.

Initially, the research collaboration will focus on synthetic flavor ingredients, but Firmenich has retained an option, exercisable for a limited period of time, to extend the research collaboration and commercial licenses to the field of natural flavor ingredients that provide a sweet enhancement taste effect for any of the Target Sweeteners for use in the product categories then subject to the agreement. In that instance, the ongoing collaborative research funding level would be increased unless the parties mutually agree to discontinue the research program for synthetic flavor ingredients.

We are also eligible to receive milestone payments upon achievement of other specified goals and we will receive royalty payments based on any sales of products containing flavor ingredients that are licensed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties applicable to synthetic flavor ingredients, and in the case of the commercialization of natural flavor ingredients the parties have agreed to a method by which minimum royalties applicable to those ingredients would be determined based on the market potential for a given flavor ingredient.

The combined total of the upfront license fee, research funding and milestone payments applicable to the synthetic flavor ingredient program could exceed $34.5 million if all milestones are achieved and all extension options are exercised. We could also receive additional research funding and milestone payments applicable to the natural flavor ingredient program if Firmenich elects to expand the research collaboration to include natural flavor ingredients. Firmenich has also agreed to reimburse us for certain costs we incur related to the research collaboration that are in addition to these amounts.

If Firmenich selects a flavor ingredient that enhances one of the Target Sweeteners for development under the Agreement, then we have also agreed to limited restrictions on our ability to develop potentially competing flavor ingredients that enhance the same Target Sweetener for use in the same product categories licensed to Firmenich. These limited restrictions would apply both during the term of the Agreement and after the conclusion of the collaborative research period.

Results of Operations

Three Months Ended June 30, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $3.0 million and $3.6 million during the three months ended June 30, 2009 and 2008, respectively.  The decrease of $600,000 was primarily due to the recognizing of revenue related to amendments of existing collaborations through April 2008.  In August 2007, we received an $8.0 million upfront payment related to a collaboration expansion that was recognized as revenue ratably over the nine month period spanning from August 2007 through April 2008.  This decrease was partially offset by increased revenue recognized in relation to increased funding levels for one collaboration and by increased commercial revenues from royalties.  Research and development payments, license fees and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended June 30, 2009 and 2008.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.8 million and $8.1 million for the three months ended June 30, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2009	2008
Salaries and personnel	$3,084	$3,361
Facilities and depreciation	1,403	1,476
Research and development supplies	1,291	1,105
Outside services	880	425
Patent and licensing	595	927
Non-cash stock-based compensation	455	636
Miscellaneous	136	187
Total research and development expenses	$7,844	$8,117

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.1 million and $3.4 million for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $277,000 was primarily due to a decrease in travel expenses of $154,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.  In addition, the reduction was due to decreases in payroll expenses and management consulting expenses of approximately $56,000 and $51,000, respectively.  Our research and development staff decreased from an average of 100 for the three months ended June 30, 2008 to an average of 94 for the three months ended June 30, 2009.  The decrease in headcount was due to natural attrition.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively. The decrease of $73,000 was primarily attributable to a reduction in depreciation expense of $74,000 primarily due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.3 million and $1.1 million for the three months ended June 30, 2009 and 2008, respectively.  The increase of $186,000 was primarily attributable to increased expenditures for compound acquisition and related high-throughput screening activities.

Outside Services.  Our outside services expenses were $880,000 and $425,000 for the three months ended June 30, 2009 and 2008, respectively.  The increase of $455,000 was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings.

Patent and Licensing.  Our patent and licensing expenses were $595,000 and $927,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $332,000 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $455,000 and $636,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $181,000 was primarily attributable to decreases in non-cash expense related to options granted to employees subsequent to the adoption of SFAS 123R and in non-cash expense related to modifications of employee stock options.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.2 million and $3.4 million for the three months ended June 30, 2009 and 2008, respectively.  The $244,000 decrease in expenses was primarily attributable to lower outside services expenses and salary and personnel expenses.

Interest Income

Interest income was $22,000 and $309,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease of $287,000 was primarily attributable to lower average rates of return on our invested balances and lower investable balances for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $6.5 million and $9.6 million during the six months ended June 30, 2009 and 2008, respectively.  The decrease of $3.2 million was primarily due to the recognizing of revenue related to amendments of existing collaborations through April 2008.  In August 2007, we received an $8.0 million upfront payment related to a collaboration expansion that was recognized as revenue ratably over the nine month period spanning from August 2007 through April 2008.  This decrease was partially offset by increased revenue recognized in relation to increased funding levels for one collaboration and by increased commercial revenues from royalties.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2009 and 2008.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $15.4 million and $16.3 million for the six months ended June 30, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Salaries and personnel	$6,164	$6,623
Facilities and depreciation	2,855	2,919
Research and development supplies	2,190	2,220
Outside services	1,569	1,185
Patent and licensing	1,365	1,645
Non-cash stock-based compensation	958	1,224
Miscellaneous	329	470
Total research and development expenses	$15,430	$16,286

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $6.2 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $459,000 was primarily due to a decrease in travel expenses of $224,000 and a decrease in payroll expenses of approximately $132,000.  Our research and development staff decreased from an average of 98 for the six months ended June 30, 2008 to an average of 95 for the six months ended June 30, 2009.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.9 million for both of the six month periods ended June 30, 2009 and 2008. The decrease of $64,000 was primarily attributable to reduction in depreciation expense of $59,000, due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.2 million for both of the six month periods ended June 30, 2009 and 2008.  The decrease of $30,000 was primarily attributable to a decrease in expensed supplies used in high-throughput screening and other research and development activities of $555,000, partially offset by an increase in compound acquisition expense of $549,000.

Outside Services.  Our outside services expenses were $1.6 million and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  The increase of $384,000 was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings.

Patent and Licensing.  Our patent and licensing expenses were $1.4 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $280,000 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $958,000 and $1.2 million for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $266,000 was primarily attributable to decreases in expense related to options granted to employees subsequent to the adoption of SFAS 123R and in expense related to modifications of employee stock options.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $6.5 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.  The $248,000 decrease in expenses was primarily attributable to lower outside services expenses and travel expenses.

Interest Income

Interest income was $34,000 and $869,000 for the six months ended June 30, 2009 and 2008, respectively.  The decrease of $835,000 was primarily attributable to lower average rates of return on our invested balances and lower investable balances for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of June 30, 2009, we had received in excess of $170.9 million in proceeds from the sales of common and preferred stock.  In addition, we had received $91.2 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $12.1 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $31.5 million in non-refundable research and development payments and license fees from our collaborators.  In addition, we may receive payments for reimbursement of certain expenses and achievement of research or development milestones, and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At June 30, 2009, we had $27.6 million in cash, cash equivalents and investments available-for-sale as compared to $40.1 million at December 31, 2008, a decrease of $12.5 million.  This overall decrease resulted primarily from the net use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $376,000 from purchases of stock from the employee stock purchase plan and from the issuance of common stock through the exercise of employee stock options.

Operating Activities

Operating activities used cash of $12.6 million for the six months ended June 30, 2009 compared to $13.4 million for the six months ended June 30, 2008.  Our net loss increased $2.9 million to $15.4 million for the six months ended June 30, 2009 compared to $12.5 million for the six months ended June 30, 2008.  Non-cash income decreased $662,000 to $24,000 for the six months ended June 30, 2009 from $686,000 for the six months ended June 30, 2008.  Non-cash expenses decreased $385,000 to $4.2 million for the six months ended June 30, 2009 from $4.6 million for the six months ended June 30, 2008.  The decrease in non-cash expenses was primarily due to relative decreases in stock-based compensation expense for employees and non-employee directors of $279,000 and in depreciation expense of $101,000.  Net changes in other assets provided cash of $127,000 and $425,000 during the six months ended June 30, 2009 and 2008, respectively.  Additionally, net decreases in operating liabilities used cash of $1.5 million and $5.2 million during the six months ended June 30, 2009 and 2008, respectively.

Investing Activities

Investing activities used cash of $8.2 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  Cash used by investing activities in the six months ended June 30, 2009 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment, offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $376,000 and $656,000 for the six months ended June 30, 2009 and 2008, respectively.  Cash provided by financing activities in the six months ended June 30, 2009 and 2008 reflects the net proceeds from the issuance or sale of common stock of $376,000 and $656,000, respectively, primarily from purchases of stock from our employee stock purchase program and pursuant to the exercise of employee and non-employee stock options.

As of June 30, 2009 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$21,741	$2,594	$5,379	$5,676	$8,092
License payments	62	62	—	—	—
Total	$21,803	$2,656	$5,379	$5,676	$8,092

As of June 30, 2009, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.    As of June 30, 2009, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding and license fees, we may be entitled to up to $54.5 million.  In the next six months (through December 31, 2009), we anticipate receiving $15.8 million in non-refundable research and development funding and license fees.  This does not include any additional payments we may receive related to the achievement of additional milestones, or related to new collaborations or extensions of existing collaborations.  In addition, this does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

We continue to pursue additional collaborations, which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if current or future collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Stock-based compensation expense recognized under Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment, was $1.5 million and $3.0 million for the three and six month periods ended June 30, 2009, respectively. At June 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.0 million, which is expected to be recognized over a weighted average period of 2.5 years.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2009 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.1%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in SFAS No. 123R and SAB No. 107.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during six months ended June 30, 2009 would increase by $0.12 per share, or 6.0%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in SAB No. 107.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the six months ended June 30, 2009, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2009 would increase by $0.21 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.0% for the six months ended June 30, 2009) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2009 by $0.11 per share, or 5.6%.

For the six months ended June 30, 2009 and 2008, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% for the six months ended June 30, 2009 and 2008, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  SFAS No. 165 is effective for financial statements issued for fiscal periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on our financial statements.

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

Risks Related To Our Business

We are dependent on our product discovery and development collaborators for all of our revenue and we are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.*

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, substantially all of our revenue has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our revenue in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn material royalties on future sales of consumer products incorporating our flavor ingredients.

Our agreement, as amended, with Campbell provides for research and development funding until March 2010 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2010. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on October 18, 2009 and January 18, 2010 upon 30 days’ written notice.  Our most recent agreement, as amended, with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2010 and gives Nestlé the right to terminate the agreement earlier without cause, provided that under certain circumstances it pay additional specified research funding if it terminates the agreement prior to July 26, 2010.  Our agreement with Cadbury (as amended in June 2009) was extended through October 2009 to provide additional time for evaluation of product candidates.  Our initial agreement with Ajinomoto provides for research and development funding through March 2010 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2010.  Our most recent agreement with Ajinomoto provides for research and development funding through October 2009, at which time we expect the agreement to expire.   Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    Our second agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date.  Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause on or after July 28, 2011 upon 90 days written notice.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement, and our second agreement with Nestlé was amended to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.

Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of retail and food service products, and in some cases higher on our collaborators’ sales of ingredient supplies containing our flavor ingredients.  The actual royalties payable vary by agreement and depend on a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  It is possible that our collaborators will not incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all.

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

Our business and operating results may be adversely affected by unfavorable economic and market conditions.*

Our business depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and ingredient companies. Our arrangements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The recent deterioration of economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs. In some instances the result may be that companies elect to defer or delay entering into a collaborative agreement with us, or existing collaborators may amend, terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.*

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business will be significantly diminished.

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

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory and sucralose programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 16 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 16 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

Even if we or our collaborators receive regulatory approval and incorporate our flavor ingredients into products, those products may never be commercially successful.*

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the market acceptance and commercial success of any potential products incorporating flavor ingredients that we may discover, including:

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $15.4 million for the six months ended June 30, 2009. As of June 30, 2009, we had an accumulated deficit of approximately $191.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into food, beverage and ingredient products;

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. In June 2009 we reported that Dr. Mark Zoller, our former Executive Vice President of Discovery & Development and Chief Scientific Officer, died from complications while recuperating from a long illness.  Dr. Zoller was on medical leave from Senomyx since early 2009.  Dr. Zoller’s loss, or if we lose the services of one or more of our other executive officers or key members of our management or scientific staff, could negatively impact the relationships we have with our collaborators. In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline.  We have entered into employment letter agreements with the following executive officers: Kent Snyder, our President and Chief Executive Officer, John Poyhonen, our Senior Vice President, Chief Financial and Business Officer, Sharon Wicker, our Senior Vice President and Chief Strategy Officer and David Berger, our Vice President, General Counsel and Corporate Secretary.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We increased the number of our full-time employees from seven on December 31, 1999 to 121 on June 30, 2009 and we may continue to grow to meet our strategic objectives. If our growth continues, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Colorado State University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wissenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate (MSG) or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, BRAIN AG (or Biotechnology Research and Information Network AG), Cargill, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

Savory flavor enhancers, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor enhancers into their food, beverage and ingredient products instead of our savory flavor ingredients.  We may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP.  We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents.  In addition, we may compete with existing cooling agents, such as menthol and WS-3, that are currently in use.

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

Our Annual Meeting of Stockholders was held on June 4, 2009.  At the Annual Meeting, the individuals listed below were elected as directors and the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified.

We had 30,918,149 shares of common stock outstanding and entitled to vote as of April 9, 2009, the record date for the Annual Meeting.  At the Annual Meeting, 27,143,976 shares of common stock were present in person or represented by proxy for the two proposals indicated above.  The following sets forth detailed information regarding the results of the voting for the Annual Meeting:

	Votes For	Votes Against	Votes Withheld	Votes Abstained
Proposal 1. Election of Directors.
Roger D. Billingsley, Ph.D.	25,884,700	—	1,259,276	—
Stephen A. Block, Esq.	26,884,362	—	259,614	—
Michael E. Herman	24,758,773	—	2,385,203	—
Jay M. Short, PhD.	24,775,308	—	2,368,668	—
Kent Snyder	26,644,521	—	499,455	—
Christopher Twomey	26,883,526	—	260,450	—

Proposal 2. Ratification of the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.	26,949,417	85,349	109,210	—

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 20, 2007).

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

10.1*	First Amendment to the Collaborative Research and License Agreement dated May 4, 2009 by and between the Registrant and NESTEC, Ltd.

10.2+	Employment letter agreement dated December 6, 2007 between the Registrant and David B. Berger.

10.3+	Senomyx, Inc. 2009 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 9, 2009).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John Poyhonen, Chief Financial and Business Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 4, 2009	By:	/S/ KENT SNYDER
Kent Snyder President, Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ JOHN POYHONEN
John Poyhonen Senior Vice President and Chief Financial and Business Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)