Form 10-Q
period 2009-09-30
SENOMYX INC
filed 2009-11-05
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2009:  31,092,989

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$20,012	$34,006
Investments available-for-sale	12,995	6,100
Other current assets	823	942
Total current assets	33,830	41,048

Property and equipment, net	11,289	13,418
Total assets	$45,119	$54,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,128	$5,908
Leasehold incentive obligation	987	987
Deferred revenue	6,597	2,284
Total current liabilities	12,712	9,179

Deferred rent	1,373	1,272
Leasehold incentive obligation	6,334	7,075
Deferred revenue	4,167	—

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at September 30, 2009 (unaudited) and December 31, 2008; no shares issued or outstanding at September 30, 2009 (unaudited) and December 31, 2008	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2009 (unaudited) and December 31, 2008; 31,067,277 and 30,670,123 shares issued and outstanding at September 30, 2009 (unaudited) and December 31, 2008, respectively	31	31
Additional paid-in capital	218,098	212,951
Accumulated other comprehensive income	5	6
Accumulated deficit	(197,601)	(176,048)
Total stockholders’ equity	20,533	36,940
Total liabilities and stockholders’ equity	$45,119	$54,466

[NOTE: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Development revenues	$3,910	$3,914	$9,990	$13,471
Commercial revenues	247	121	645	199

Total revenues	4,157	4,035	10,635	13,670

Operating expenses:
Research and development	6,967	7,656	22,397	23,942
General and administrative	3,522	3,106	9,992	9,824
Total operating expenses	10,489	10,762	32,389	33,766

Loss from operations	(6,332)	(6,727)	(21,754)	(20,096)

Other income	167	248	201	1,117
Net loss	$(6,165)	$(6,479)	$(21,553)	$(18,979)

Net loss per share, basic and diluted	$(0.20)	$(0.21)	$(0.70)	$(0.62)

Shares used in calculating net loss per share, basic and diluted	30,968,399	30,617,349	30,883,283	30,579,810

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Operating activities
Net loss	$(21,553)	$(18,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,483	2,697
Accretion of discount on available-for-sale securities	(35)	(911)
Amortization of leasehold incentive obligation	(741)	(740)
Stock-based compensation for non-employees	113	60
Stock-based compensation for employees and non-employee directors	4,426	4,701
Change in operating assets and liabilities:
Other assets	119	(701)
Accounts payable, accrued expenses and other current liabilities	(769)	(698)
Deferred revenue	8,480	(4,541)
Deferred rent	101	154
Net cash used in operating activities	(7,376)	(18,958)

Investing activities
Purchases of property and equipment	(365)	(2,339)
Purchases of available-for-sale securities	(24,961)	(63,465)
Maturities of available-for-sale securities	18,100	80,488
Net cash (used in) provided by investing activities	(7,226)	14,684

Financing activities
Proceeds from issuance of common stock	608	942
Net cash provided by financing activities	608	942

Net decrease in cash and cash equivalents	(13,994)	(3,332)
Cash and cash equivalents at beginning of period	34,006	19,983
Cash and cash equivalents at end of period	$20,012	$16,651

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$—	$29

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be reported for the year ending December 31, 2009.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2008, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”).  Further, in connection with preparation of the condensed financial statements and in accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification.  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercialization milestones, minimum periodic royalty payments and royalty payments.

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

Recent Accounting Pronouncements

In September 2008, the FASB issued guidance on the determination of whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of the Company’s restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance. At the time of adoption, the Company did not have any share-based payment instruments with participation rights outstanding and therefore the adoption of the standard did not impact the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “Codification”). The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental United States GAAP, superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 in the third quarter of 2009. There has been no change to the Company’s financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU No. 2009-05 provides clarification for measuring liabilities at fair value that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820.  ASU No. 2009-05 is effective for financial statements issued for the first reporting period (including interim periods) after issuance.  The Company does not expect the adoption of ASU No. 2009-05 to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted in the Company’s third quarter of 2009. The Company is currently evaluating the impact of adoption of ASU No. 2009-13 on its financial statements.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and nine months ended September 30, 2009 and 2008 was comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Research and development	$(436)	$(496)	$(1,359)	$(1,680)
General and administrative	(1,006)	(942)	(3,067)	(3,021)
Employee and non-employee director stock-based compensation expense	$(1,442)	$(1,438)	$(4,426)	$(4,701)

At September 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $8.5 million, which is expected to be recognized over a weighted average period of 2.2 years.

Net Loss Per Share

The Company calculated net loss per share in accordance with the Earnings Per Share Topic of the Codification. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net loss (in thousands)	$(6,165)	$(6,479)	$(21,553)	$(18,979)
Denominator:
Weighted average common shares	30,968,399	30,617,349	30,883,283	30,580,016
Weighted average unvested common shares subject to repurchase	—	—	—	(206)

Denominator for basic and diluted earnings per share	30,968,399	30,617,349	30,883,283	30,579,810

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.70)	$(0.62)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Comprehensive loss	$(6,163)	$(6,451)	$(21,554)	$(18,996)

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$12,990	$5	$—	$12,995

	$12,990	$5	$—	$12,995

The following is a summary of investments available-for-sale at December 31, 2008 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$6,094	$6	$—	$6,100

	$6,094	$6	$—	$6,100

Gross realized gains and losses on available-for-sale securities were immaterial during the nine months ended September 30, 2009 and 2008. All of the available-for-sale securities have a contractual maturity at September 30, 2009 of one year or less.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U.S. Treasury bills and U.S. government agency securities as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$19,947	$19,947	$—	$—
U.S. Treasury bills	12,995	—	12,995	—
Total financial instruments owned	$32,942	$19,947	$12,995	$—

4.                                      Product Discovery and Development Collaborations

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

The Company received an initial license fee payment of $10 million from Firmenich following execution of the agreement in August 2009.  Firmenich also agreed to fund a portion of the Company’s ongoing research under the agreement for a minimum of two years, with three consecutive options of one year each that could further extend the collaborative research funding period at consecutively higher funding rates.  In addition, Firmenich agreed to pay the Company a second $10 million license fee within 30 days following regulatory approval of the first flavor ingredient that Firmenich selects for development and determines to be commercially viable.

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

5.                                      Subsequent Event

Under the terms of a recent amendment to the Company’s collaboration agreement with Firmenich described in the footnote above, Firmenich will pay the Company a non-refundable $2 million payment as part of the previously disclosed second license fee. In return, the Company has agreed to grant Firmenich with a period of additional time to conclude its evaluation of S6973, Senomyx’s lead sucrose enhancer. Firmenich will have until February 2010 to select S6973 for commercial development and determine that it is commercially viable.  The remaining $8 million portion of the second license fee will be due to Senomyx upon Firmenich’s positive decision to proceed with commercial development of S6973.

Should Firmenich decide to forgo rights to S6973, Senomyx will have the right to license S6973 to any third party in the product categories previously licensed to Firmenich without restrictions. Under this circumstance, the remaining $8 million portion of the second license fee will be due at the time Firmenich decides to proceed with commercial development of any other Sweet Enhancer covered under the agreement that receives regulatory approval and that Firmenich determines to be commercially viable.

On October 23, 2009, the Company issued a press release announcing that the Company has been notified by the Flavor and Extract Manufacturers Association (“FEMA”) that S6973, its lead sucrose enhancer, has been determined to be Generally Recognized As Safe (“GRAS”) under the provisions of the Federal Food, Drug and Cosmetic Act.

The GRAS designation allows usage of S6973 in baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces.  In addition, the Company is evaluating the opportunity to pursue a GRAS designation for S6973 in additional product categories in the future.  The Company is also continuing the evaluation of additional sucrose enhancers.  These enhancers have distinct physical properties that may be advantageous for a variety of beverage products that have specific requirements due to packaging and storage conditions utilized by the beverage industry.

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

We have incurred significant losses since our inception in 1998 and, as of September 30, 2009 our accumulated deficit was $197.6 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In August 2009 we announced that in July 2009 we entered into a Collaborative Research, Development, Commercialization and License Agreement with Firmenich for novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside, the Target Sweeteners, in select product categories on a worldwide basis. The agreement provides Firmenich with exclusive rights on the development and commercialization of existing and newly discovered flavor ingredients for all forms of foods and beverages for human consumption, excluding gum, sugar confections and chocolate confections and non-alcoholic beverages. The agreement also provides Firmenich with co-exclusive rights with respect to non-alcoholic dry powdered beverages. In addition, we have granted Firmenich certain rights to negotiate with us for access to other product categories under specified conditions.

We received an initial license fee payment of $10 million from Firmenich following execution of the agreement in August 2009.  Firmenich also agreed to fund a portion of our ongoing research under the agreement for a minimum of two years, with three consecutive options of one year each that could further extend the collaborative research funding period at consecutively higher funding rates.  In addition, Firmenich agreed to pay the Company a second $10 million license fee within 30 days following regulatory approval of the first flavor ingredient that Firmenich selects for development and determines to be commercially viable.

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

Under the terms of a recent amendment to our collaboration agreement with Firmenich described above, Firmenich will pay us a non-refundable $2 million payment as part of the previously disclosed second license fee. In return, we have agreed to grant Firmenich with a period of additional time to conclude its evaluation of S6973, our lead sucrose enhancer. Firmenich will have until February 2010 to select S6973 for commercial development and determine that it is commercially viable.  The remaining $8 million portion of the second license fee will be due to us upon Firmenich’s positive decision to proceed with commercial development of S6973.

Should Firmenich decide to forgo rights to S6973, we will have the right to license S6973 to any third party in the product categories previously licensed to Firmenich without restrictions. Under this circumstance, the remaining $8 million portion of the second license fee will be due at the time Firmenich decides to proceed with commercial development of any other Sweet Enhancer covered under the agreement that receives regulatory approval and that Firmenich determines to be commercially viable.

In October 2009, we announced that we had been notified by the Flavor and Extract Manufacturers Association, or FEMA, that S6973, our lead sucrose enhancer, has been determined to be Generally Recognized As Safe, or GRAS, under the provisions of the Federal Food, Drug and Cosmetic Act.

The GRAS designation allows usage of S6973 in baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces.  In addition, we are evaluating the opportunity to pursue a GRAS designation for S6973 in additional product categories in the future.  We are also continuing the evaluation of additional sucrose enhancers.  These enhancers have distinct physical properties that may be advantageous for a variety of beverage products that have specific requirements due to packaging and storage conditions utilized by the beverage industry.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $4.2 million and $4.0 million during the three months ended September 30, 2009 and 2008, respectively.  The increase of $122,000 was primarily due to the recognizing of revenue related to the July 2009 agreement with Firmenich.  In August 2009, we received a $10.0 million upfront payment related to a collaboration agreement that is being recognized as revenue ratably over the 24-month period spanning from August 2009 through July 2011.  This increase was partially offset by decreased revenue recognized in relation to milestones earned.  Research and development payments, license fees and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2009.   Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2008.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.0 million and $7.7 million for the three months ended September 30, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended September 30,
	2009	2008
Salaries and personnel	$3,234	$3,013
Facilities and depreciation	1,390	1,489
Research and development supplies	828	1,041
Non-cash stock-based compensation	514	516
Outside services	466	583
Patent and licensing	383	843
Miscellaneous	152	171
Total research and development expenses	$6,967	$7,656

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.2 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively.  The increase of $221,000 was primarily due to an increase in payroll expenses of $344,000 as a result of annual compensation adjustments for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  Our research and development staff decreased from an average of 95 for the three months ended September 30, 2008 to an average of 90 for the three months ended September 30, 2009.  The decrease in headcount was due to natural attrition.  The increase in payroll expenses was partially offset by a reduction in travel-related expenses of $99,000.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.4 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively. The decrease of $99,000 was primarily attributable to a reduction in depreciation expense of $102,000 primarily due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $828,000 and $1.0 million for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $213,000 was primarily attributable to decreased expenditures for high-throughput screening activities.

Outside Services.  Our outside services expenses were $466,000 and $583,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $117,000 was primarily attributable to lower costs for outsourced activities in support of product candidate regulatory filings.

Patent and Licensing.  Our patent and licensing expenses were $383,000 and $843,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $460,000 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.5 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively.  The $416,000 increase in expenses was primarily attributable to higher salary and personnel expenses partially offset by lower outside services expenses.

Other Income

Other income was $167,000 and $248,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease of $81,000 was primarily attributable to lower average rates of return on our invested balances and lower investable balances for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, partially offset by the receipt of a refundable tax credit of $154,000.  Due to a change in the tax code, we received a cash payment in a one-for-one exchange for research and development credits.  While this change in the tax code is effective for a second year, we do not expect the credit to be material in the future.

Nine Months Ended September 30, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $10.6 million and $13.7 million during the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $3.0 million was primarily due to the recognizing of revenue related to amendments of existing collaborations through April 2008 and to decreased revenue recognized in relation to milestones earned in 2008.  These decreases were partially offset by increased revenue related to the July 2009 agreement with Firmenich and to increased research and development funding for another collaboration.  In August 2009, we received a $10.0 million upfront payment related to the Firmenich agreement that is being recognized as revenue ratably over the 24-month period spanning from August 2009 through July 2011.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the nine months ended September 30, 2009 and 2008.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $22.4 million and $23.9 million for the nine months ended September 30, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Salaries and personnel	$9,396	$9,634
Facilities and depreciation	4,245	4,409
Research and development supplies	3,018	3,261
Outside services	2,036	1,768
Patent and licensing	1,748	2,489
Non-cash stock-based compensation	1,472	1,740
Miscellaneous	482	641
Total research and development expenses	$22,397	$23,942

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $9.4 million and $9.6 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $238,000 was primarily due to a decrease in travel expenses of $322,000.   Our research and development staff decreased from an average of 97 for the nine months ended September 30, 2008 to an average of 93 for the nine months ended September 30, 2009.

Facilities and Depreciation.    Our facilities and depreciation expenses were $4.2 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease of $164,000 was primarily attributable to reduction in depreciation expense of $161,000, due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $3.0 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $243,000 was primarily attributable to a decrease in expensed supplies used in high-throughput screening and other research and development activities of $805,000, partially offset by an increase in compound acquisition expense of $599,000.

Outside Services.  Our outside services expenses were $2.0 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The increase of $268,000 was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings.

Patent and Licensing.  Our patent and licensing expenses were $1.7 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $741,000 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.5 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $268,000 was primarily attributable to decreases in expense related to options granted to employees subsequent to the adoption of SFAS 123R.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $10.0 million and $9.8 million for the nine months ended September 30, 2009 and 2008, respectively.  The $168,000 increase in expenses was primarily attributable to higher payroll and related costs, partially offset by lower outside services expenses.

Other Income

Other income was $201,000 and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.  The decrease of $916,000 was primarily attributable to lower average rates of return on our invested balances and lower investable balances for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, partially offset by the receipt of a refundable tax credit of $154,000.  Due to a change in the tax code, we received a cash payment in a one-for-one exchange for research and development credits.  While this change in the tax code is effective for a second year, we do not expect the credit to be material in the future.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of September 30, 2009, we had received in excess of $171.2 million in proceeds from the sales of common and preferred stock.  In addition, we had received $104.8 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements and $12.2 million in interest income.  Over the remaining life of our current collaboration agreements, we may receive up to an additional $24.2 million in non-refundable research and development payments and license fees from our collaborators.  In addition, we may receive payments for reimbursement of certain expenses and achievement of research or development milestones, and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not recognize revenues for research and development funding or milestones if the collaborations are terminated, or if we do not achieve the milestones set forth in the collaboration agreements.

At September 30, 2009, we had $33.0 million in cash, cash equivalents and investments available-for-sale as compared to $40.1 million at December 31, 2008, a decrease of $7.1 million.  This overall decrease resulted primarily from the net use of cash to fund our operations and to purchase capital equipment, partially offset by the receipt of proceeds of $608,000 from purchases of stock from the employee stock purchase plan and from the issuance of common stock through the exercise of employee stock options.

Operating Activities

Operating activities used cash of $7.4 million for the nine months ended September 30, 2009 compared to $19.0 million for the nine months ended September 30, 2008.  Our net loss increased $2.6 million to $21.6 million for the nine months ended September 30, 2009 compared to $19.0 million for the nine months ended September 30, 2008.  Non-cash income decreased $876,000 to $35,000 for the nine months ended September 30, 2009 from $911,000 for the nine months ended September 30, 2008.  Non-cash expenses decreased $437,000 to $6.3 million for the nine months ended September 30, 2009 from $6.7 million for the nine months ended September 30, 2008.  The decrease in non-cash expenses was primarily due to relative decreases in stock-based compensation expense for employees and non-employee directors of $222,000 and in depreciation expense of $214,000.  Net changes in other assets provided cash of $119,000 and used cash of $701,000 during the nine months ended September 30, 2009 and 2008, respectively.  Additionally, a net increase in operating liabilities provided cash of $7.8 million during the nine months ended September 30, 2009.  This increase in operating liabilities was primarily due to the receipt of a $10.0 million license fee from Firmenich in the third quarter of 2009.  The revenue associated with this license will be recognized over the 24-month period from August 2009 through July 2011.  A net decrease in operating liabilities used cash of $5.1 million during the nine months ended September 30, 2008.  This decrease in operating liabilities was primarily due to the recognizing of revenue related to amendments of existing collaborations through April 2008.  In August 2007, we received an $8.0 million upfront payment related to a collaboration expansion that was recognized as revenue ratably over the nine month period spanning from August 2007 through April 2008.

Investing Activities

Investing activities used cash of $7.2 million and provided cash of $14.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Cash used by investing activities in the nine months ended September 30, 2009 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment, offset by the maturities of available-for-sale securities.  Cash provided by investing activities in the nine months ended September 30, 2008 reflects the maturities of available-for-sale securities purchased to obtain higher rates of interest income, offset by the purchases of such securities and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $608,000 and $942,000 for the nine months ended September 30, 2009 and 2008, respectively.  Cash provided by financing activities in the nine months ended September 30, 2009 and 2008 reflects the net proceeds from the issuance or sale of common stock of $608,000 and $942,000, respectively, primarily from purchases of stock from our employee stock purchase program and pursuant to the exercise of employee and non-employee stock options.

As of September 30, 2009 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$21,104	$2,617	$5,413	$5,718	$7,356
License payments	62	62	—	—	—
Total	$21,166	$2,679	$5,413	$5,718	$7,356

As of September 30, 2009, we had no long-term debt obligations.

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

•                  the effect of competing technological and market developments; and

•                  the extent to which we acquire or in-license new products, technologies or businesses.

We believe our available cash, cash equivalents, investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of September 30, 2009, under our existing collaboration agreements, assuming all milestones are achieved and we receive all research and development funding and license fees, we may be entitled to up to $41.3 million.  In the next three months (through December 31, 2009), we anticipate receiving $4.5 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or related to new collaborations or extensions of existing collaborations.  In addition, this does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

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

Off-Balance Sheet Arrangements

As of September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification.  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercialization milestones, minimum periodic royalty payments and royalty payments.

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

Employee and non-employee director stock-based compensation expense was $1.4 million and $4.4 million for the three and nine month periods ended September 30, 2009, respectively. At September 30, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $8.5 million, which is expected to be recognized over a weighted average period of 2.2 years.

For purposes of estimating the fair value of stock options granted during the nine months ended September 30, 2009 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.1%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during nine months ended September 30, 2009 would increase by $0.12 per share, or 6.0%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the nine months ended September 30, 2009, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2009 would increase by $0.21 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.0% for the nine months ended September 30, 2009) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2009 by $0.11 per share, or 5.6%.

For the nine months ended September 30, 2009 and 2008, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation – Stock Compensation Topic of the FASB Accounting Standards Codification requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% for the nine months ended September 30, 2009 and 2008, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Recent Accounting Pronouncements

In September 2008, the FASB issued guidance on the determination of whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The terms of our restricted stock awards provide a non-forfeitable right to receive dividend equivalent payments on unvested awards, whether paid, or unpaid. As such, these awards are considered participating securities under the new guidance. At the time of adoption, we did not have any share-based payment instruments with participation rights outstanding and therefore the adoption of the standard did not impact our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or the Codification. The Codification, which was launched on July 1, 2009, became the single source of authoritative non-governmental U.S. generally accepted accounting principles, or GAAP, superseding various existing authoritative accounting pronouncements. The Codification eliminates the GAAP hierarchy contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted SFAS No. 168 in the third quarter of 2009. There has been no change to our financial statements due to the implementation of the Codification other than changes in reference to various authoritative accounting pronouncements in our financial statements.

In August 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU No. 2009-05 provides clarification for measuring liabilities at fair value that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820.  ASU No. 2009-05 is effective for financial statements issued for the first reporting period (including interim periods) after issuance.  We do not expect the adoption of ASU No. 2009-05 to have a material impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted in our third quarter of 2009. We are currently evaluating the impact of adoption of ASU No. 2009-13 on our financial statements.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2010 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2010. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010 and gives Nestlé the right to terminate the agreement earlier without cause on January 18, 2010 upon 30 days’ written notice.  Our most recent agreement, as amended, with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2010 and gives Nestlé the right to terminate the agreement earlier without cause, provided that under certain circumstances it pay additional specified research funding if it terminates the agreement prior to July 26, 2010.  Our agreement with Cadbury (as amended in October 2009) was extended through January 2010 to provide additional time for evaluation of product candidates and also grants Cadbury an additional option to extend the agreement through April 2010.  Our agreement with Ajinomoto provides for research and development funding through March 2010 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2010.  Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    Our second agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date.  Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause on or after July 28, 2011 upon 90 days written notice.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Kraft Foods Global, Inc. concluded on December 9, 2007, one year earlier than the scheduled term of the agreement, and our second agreement with Nestlé was amended to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.

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

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not a human salt-taste receptor, we may not be able to develop an effective salt taste enhancer.  Similarly, we may not succeed in identifying the specific receptors needed to reduce or block bitter taste in soy-based products under our collaboration with Solae. In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

If we or our collaborators are unable to obtain and maintain the GRAS determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In March 2005, we obtained a FEMA GRAS determination for four of our savory flavor ingredients.  In November 2008, we obtained a FEMA GRAS determination for one of our sucralose-enhancing flavor ingredients.  In October 2009, we obtained a FEMA GRAS determination for our lead sucrose-enhancing flavor ingredient.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory, sucralose and sucrose programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 16 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 16 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

If we or our collaborators are unable to obtain and maintain the regulatory approval required before any high potency sweeteners can be incorporated into products that are sold, we would be unable to commercialize any high potency sweeteners and our business would be adversely affected.*

In the United States, the development, sale and incorporation of high potency sweeteners into products are subject to regulation by the FDA and in some instances other government bodies. Obtaining and maintaining regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular high potency sweetener added to a product and the number of product categories in which the high potency sweetener will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any high potency sweeteners that we may discover. Although during 2009 we have suspended most of our efforts to develop high potency sweeteners, longer term an element of our strategy is to develop high potency sweeteners that may be subject to review under the Food Additive Petition process, which encompasses filing a food additive petition with the FDA.  Such an approval can take up to four years or more and may cost up to $7 million or more.  Government resource constraints may also slow the review and approval process.  In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the Food Additive Petition process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

Sales of any high potency sweeteners outside of the United States will be subject to foreign regulatory requirements. In most cases, whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. FDA approval in the United States or regulatory approval in any other jurisdiction does not ensure similar approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely. Obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

•                  whether our collaborators devote sufficient financial and other resources to promote our flavor ingredients;

•                  the pricing of products that contain our flavor ingredients relative to other competing products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavor ingredients.

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $21.6 million for the nine months ended September 30, 2009. As of September 30, 2009, we had an accumulated deficit of approximately $197.6 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must substantially retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

We may seek additional capital to fund our operations.*

If we are unable to successfully commercialize our flavor ingredients, maintain our existing product discovery and development collaborations or enter into new collaborations, we will likely need to obtain additional capital, reduce our ongoing expenses or change our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated, or we may decide that for other reasons it is in our best interests to seek additional capital. In such an event, we may need to raise substantial additional capital to, among other things:

•                  fund research, discovery or development programs;

•                  advance product candidates into and through the safety evaluation and regulatory approval process; and

•                  acquire rights to products or product candidates, technologies or businesses.

If we pursue additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. In particular, although we have previously been successful in obtaining financing through offerings of our equity securities, there can be no assurance that we will be able to do so in the future, especially given the current economic and credit crisis.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategy, reduce our ongoing expenses or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. In June 2009 we reported that Dr. Mark Zoller, our former Executive Vice President of Discovery & Development and Chief Scientific Officer, died from complications while recuperating from a long illness.  Dr. Zoller was on medical leave from Senomyx since early 2009.  Dr. Zoller’s loss, or the loss of the services of one or more of our other executive officers or key members of our management or scientific staff, could negatively impact the relationships we have with our collaborators. In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline.  We have entered into employment letter agreements with each of our executive officers.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

We may encounter difficulties managing our growth, which could adversely affect our business.*

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. Although over the past six months the number of our employees has decreased, we may choose to increase headcount in the future in order to meet our strategic objectives. If our growth resumes, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

We rely on third parties to manufacture our flavor ingredients on a commercial scale.*

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers, of our flavor ingredients on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Our inability to find capable manufacturing capacity or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if our collaborators are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if any manufacturer of our flavor ingredients fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Chromocell, Colorado State University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wissenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millenium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

10.1*	Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between Senomyx, Inc. and Firmenich SA.

10.2+	Senomyx 2009 Executive Bonus Plan (as revised on September 24, 2009)

10.3+	Non-Employee Director Compensation Policy (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2009).

10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 25, 2009).

10.5+	Employment Letter Agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony E. Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony E. Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Senomyx, Inc.
Date: November 5, 2009	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY E. ROGERS
Antony E. Rogers Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)