Form 10-Q/A
period 2009-09-30
SENOMYX INC
filed 2010-02-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock that were outstanding as of the close of business on October 31, 2009:  31,092,989

Explanatory Note

Senomyx, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibit 10.1 and to amend and restate the Exhibit Index included in the Form 10-Q.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2010	Senomyx, Inc.

	By:	/S/ ANTONY E. ROGERS
Antony E. Rogers
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

3

EXHIBIT INDEX

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

10.1*	Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between Senomyx, Inc. and Firmenich SA.

10.2+	Senomyx 2009 Executive Bonus Plan (as revised on September 24, 2009) (filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

10.3+	Non-Employee Director Compensation Policy (filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2009).

10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 25, 2009).

10.5+	Employment Letter Agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers (filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

31.1

Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

31.2

Certification of Antony E. Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

31.3	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Antony E. Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

32.2

Certification of Antony E. Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009).

* Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

+ Indicates management contract or compensatory plan.

4