Form 10-K
period 2009-12-31
SENOMYX INC
filed 2010-02-04
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-50791

SENOMYX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4767 Nexus Centre Drive San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 646-8300

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

        As of June 30, 2009, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $46,738,000. Excludes an aggregate of 8,767,333 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2009. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of January 31, 2010, there were 31,111,074 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2009

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

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and bitter blockers, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient supply industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto,  Campbell Soup Company, or Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We anticipate that we will derive all of our revenues from existing and future product discovery and development agreements. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients.

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

We are currently pursuing the discovery and development of flavor ingredients through five programs focused on savory, sweet, salt, bitter and cooling taste areas.  The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added monosodium glutamate, or MSG, and to enhance the savory taste of foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. The goals of our salt program are to enhance the taste of salt and enable a significant reduction in added salt. The goals of our bitter taste modulation program are to reduce or block bitter taste and to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our cool flavor program is to discover novel cooling compounds for a variety of applications.

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

Industry Background

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2008 were approximately $1.7 trillion, of which approximately $309.1 billion was generated in the United States. These figures represent growth rates of approximately 5% and 3%, respectively, over 2003 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.3 trillion and sales of non-alcoholic beverages were approximately $392.3 billion.  Based on recent data from Euromonitor, Information Resources, Inc., a provider of enterprise market information solutions and services, and reports from our collaborators, we estimate that our collaborators’ combined worldwide sales in 2008 of their products that fall within their exclusive or co-exclusive product fields were approximately $60.3 billion. Our current collaboration agreements provide that we will receive royalties of up to 4% on our collaborators’ sales of retail and food service products, and in some cases higher on our collaborators’ sales of ingredient supplies containing our flavor ingredients.  The actual royalties vary by agreement and depend upon a number of factors including, for example, the product field, cost of goods savings, degree of flavor enhancement and sales volume of collaborator products incorporating our flavor ingredients.  We do not anticipate that our collaborators will incorporate our flavor ingredients into all of their products within their exclusive or co-exclusive product fields.

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

Taste Area	Example Product Categories	2008 Estimated Worldwide Sales(1)	2008 Estimated Revenues Of Existing Collaborators In Exclusive Product Fields(2)

Savory	Ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products	$477 billion	$17.5 billion

Sweet	Confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products	$612 billion	$22.4 billion

Salt	Product categories are the same as those set forth for savory taste area plus canned foods and bakery products	$485 billion	$9.9 billion

Bitter	Products which contain bitter tastants, including confectionary, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners	$600 billion	$10.5 billion

(1)	According to recent Euromonitor data for packaged food and beverages, excluding pharmaceutical and OTC health care applications.

(2)	Based on recent data from Euromonitor, Information Resources and reports from our collaborators.

According to Hill Consulting Group’s 2006 “Cooling Agents” report, annual sales of current cooling compounds are in the range of $400 million, and we estimate the opportunity for flavor systems incorporating improved cooling agents may be three to four times that size.

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

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2008 worldwide sales of soft drinks were approximately $333.3 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $333.3 million.

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

•                  Cost of Goods Savings.  The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations and LMC International, an economic and business consultancy providing economic research and consultancy services, estimated worldwide sugar production in 2008 was over 167 million metric tons, and consumption was over 148 million metric tons.  The market value of processed sugar produced worldwide is therefore in excess of $125 billion on an annual basis, based on spot prices in January 2010.  Similarly, according to Ajinomoto’s FY2009 Market and Other Information report and Pearson Sales

Company, worldwide demand for MSG was approximately 2.1 million metric tons in 2008 which would have had a cost of $4.2 billion using January 2010 spot prices. According to LMC International, worldwide demand for high-fructose corn syrup for 2009 was approximately 12.6 million metric tons which would have had a cost of approximately $6.7 billion using January 2010 spot prices.  Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

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

•                  Blocking Undesirable Tastes.  We are discovering flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food and beverage products.  Our technology may also be useful to improve the taste of products outside of food and beverages, such as OTC health care products and pharmaceutical products.

•                  Overcoming Deficiencies in Certain Flavor Ingredients. We are discovering flavor ingredients with lower costs and improved properties over existing ingredients, including flavor and physical properties.

•                  Identifying Natural Ingredients.  We have the technology to screen libraries of natural samples isolated from plants and other natural sources to discover new natural ingredients.

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

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavor ingredients for our five key programs. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food, Beverage and Ingredient Companies.  We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavor ingredients. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaboration agreements with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.

•                  Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, GRAS Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Six ingredients developed as part of our savory and sweet programs have received FEMA GRAS determination.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients in many key markets. In the event that a particular flavor ingredient is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative ingredients.

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

The key elements of our Discovery and Development process are:

•                  Identification of Relevant Human Taste Receptors and Proprietary Taste Receptor-Based Assay Development.  The first steps in our discovery and development process are to identify the relevant human taste receptors and to develop proprietary assays based on the identified receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date we have developed assays to test for compounds that interact with receptors associated with savory, sweet, salt, bitter and cooling tastes.

•                  High-Throughput Screening and Identification of Potential Ingredients.  The next step in our discovery and development process is to use our proprietary taste receptor-based assays to identify ingredients that bind to human taste receptors, known as hits. We use automated high-throughput screening to evaluate rapidly our libraries of diverse synthetic and natural samples.  A panel of taste testers then evaluates the taste effect of the most potent hits. Based on this evaluation, we designate hits that exhibit a positive taste effect as proof-of-concept compounds. We then select the most promising of those proof-of-concept compounds, which we call lead compounds, for optimization.

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

Six ingredients developed as part of our savory and sweet programs have received FEMA GRAS determination.  The process from selection for development until receipt of that determination has ranged from 12 to 16 months.  Costs associated with the FEMA GRAS process, including contract safety studies and preparation of the application, were less than $1 million.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time and cost may vary depending on the properties of the flavor ingredient.  In addition, regulatory approval of the flavor ingredients in other jurisdictions may require that we conduct additional studies or incur additional expenses.

•                  Commercial Development and Sales by Partners.  Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be commercialized immediately.  Our collaborators have ultimate responsibility for commercialization of Senomyx flavor ingredients in their end product offerings.  Prior to commercialization collaborators complete extensive product formulation work on targeted products.  Our collaborators may validate final formulations for these products through in-house sensory evaluation as well as external in-market taste tests by consumers.  Upon confirming consumer acceptance of these products, the collaborators complete activities such as production of the Senomyx flavor ingredients and the development of packaging and sales samples and materials, enabling the actual market launches of the products.

Our Discovery and Development Programs

We are currently pursuing the discovery and development of flavor ingredients through five programs focused on savory, sweet, salt, bitter and cooling taste areas.

Savory Enhancer Program

The goals of our savory program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added MSG and a related food additive, inosine monophosphate, or IMP, and to enhance the savory taste of foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. Using SavoryScreenHT, our high-throughput savory receptor-based assay system, we identified two product candidates, S336 and S807, that enhance the savory taste of glutamate.  S336 is approximately three times more potent than S807 in taste tests and exhibits greater water solubility compared to S807, which is more fat soluble. Other characteristics, such as heat stability and ease of manufacturing by a simple synthesis process, are similar for the two ingredients. We completed the safety assessment studies for S336 and S807 and submitted applications for GRAS determination to FEMA in December 2004.  In March 2005, the FEMA Expert Panel determined that S336 and S807 were GRAS.  In addition, two other flavor enhancers, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item 1, Business — Regulatory Process.  During 2007, the Chinese Ministry of Health granted official regulatory approval in China for our savory flavor ingredients.  Also in 2007, our savory flavor ingredients received a positive review by the Joint FAO/WHO Expert Committee on Food Additives, or JECFA.  The JECFA determination facilitates the acceptance or approval of flavors for use in food in many countries throughout the world.

Commercialization by Collaborators

Initial market launch by Nestlé of products including our savory enhancers occurred in June 2007.  Nestlé’s launch strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG.  Products have been launched throughout 2007, 2008 and 2009 in the Pacific Rim, Latin America and Africa.  Additionally, Nestlé has been conducting product development and consumer testing with both new and reformulated established products in larger countries that are high-volume users of MSG.  We anticipate that Nestlé will initiate commercialization of additional products containing our savory flavor ingredients in 2010.

A second collaborator for the savory enhancer program is currently commercializing products containing our savory enhancers in the field of ingredient mixes in one of their licensed geographies.  We anticipate market launch of products containing our savory enhancers in 2010.

Concurrently, we are working to obtain global regulatory approvals in support of new business development activities and commercialization strategies for subsequent product launches of our savory flavor enhancers in additional countries.

Sweet Enhancer Program

The goals of our sweet enhancer program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Senomyx has identified S2383, a novel enhancer of the high-intensity sweetener sucralose, and S6973, a new sucrose, or plain sugar, enhancer.  Taste tests demonstrated that S2383 enabled up to a 75% reduction of sucralose in product prototypes such as beverages, yogurt and baked goods, yet maintained the same sweet intensity without any off-tastes.  In November 2008 we announced receipt of FEMA GRAS status for S2383.  Also in November 2008, we and Firmenich announced a new collaboration under which Firmenich has exclusive rights to commercialize S2383 as a standalone ingredient or as part of an ingredient mixture in virtually all countries.  Firmenich is completing pre-commercialization work for S2383.  We anticipate launch of products containing S2383 during 2010.

The sucrose enhancer S6973 allowed an approximately 50% reduction of sucrose in taste tests with baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces.  In addition to this significant degree of enhancement, S6973 has key beneficial taste characteristics that allowed the taste of sucrose to be unaffected in these tests.  In August 2009, we and Firmenich announced a new collaboration under which Firmenich has exclusive rights to commercialize selected Senomyx sweet enhancers, including S6973, worldwide in virtually all food product categories not currently licensed to other companies.  In October 2009 we announced receipt of FEMA GRAS status for S6973.  In January 2010, Firmenich elected to proceed with commercial development of S6973.  In conjunction with the decision, Senomyx will receive an $8 million license fee installment payment from Firmenich during the first quarter of 2010.

Additional work is ongoing to identify enhancers of fructose and other natural and artificial sweeteners and to identify other enhancers of sucrose with other desirable physical properties.

Salt Enhancer Program

The goal of the Salt Enhancer Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.  We are  conducting taste tests with enhancers of both sodium chloride (table salt) and potassium chloride that are active in our proprietary assays based on SNMX-29, a protein we believe is involved with human salt taste perception.  In addition to these activities, we are using various chemistry and biology approaches to explore the role of SNMX-29 and other proteins that may contribute to the perception of salt taste, with the objective of demonstrating a taste proof-of-concept.

Bitter Blocker Program

The goals of our bitter blocker program are to identify compounds that modulate or eliminate the bitter taste and to improve the overall taste characteristics of certain packaged food, beverage and ingredient products, OTC health care products and pharmaceutical products.  This involves the identification of taste receptors that respond to bitter ingredients known to be present in a variety of food and beverage ingredients, followed by the use of these receptors to discover bitter taste blockers.  We have identified blockers for 18 of the 22 different bitter receptors that we believe are the primary means by which humans sense bitter tastes, and we are currently screening to find blockers for the remaining receptors.  We have identified blockers that block the bitter taste of multiple product prototypes.  One of these blockers, S6821, has been advanced into final development activities intended to support regulatory filings.  Another promising bitter blocker, S0812, has demonstrated the ability to block the bitterness of a variety of products and has completed successful initial safety studies.  Senomyx is continuing to evaluate S0812 and other bitter blockers for further development. We have collaborations in place to identify compounds to reduce the bitterness of products marketed by our two collaborators for the bitter blocker program.

Cooling Flavor Program

The goal of our cool flavor program is to identify novel cooling flavors that do not have the limitations of currently available agents.  In 2009, we identified ingredients from six different compound classes that have demonstrated a taste proof-of-concept.  We are currently conducting preliminary taste tests on a subset of these ingredients to identify one or more lead candidates for further optimization.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt, bitter or cool. Each of these collaborations is focused on one or more specific product fields, such as non-alcoholic beverages, wet soups or frozen foods. We currently have product discovery and development collaboration agreements with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae.  We also have an additional commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer.

All of our current collaboration agreements provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients.  The specific type of royalty and method for calculating royalty payments varies by agreement.  Most of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and cost reimbursement.  Certain of our current collaboration agreements also provide for upfront fees and minimum periodic royalties.  The research and development funding under each of these agreements is typically paid according to a fixed payment schedule, but may vary from period to period upon mutual agreement of the parties. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the consumer products that may incorporate our flavor ingredients. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these consumer products, and any associated expenses. Under most of our agreements, we are primarily responsible for the regulatory approval phase and a portion of the associated expenses.  We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavor ingredients. All decisions of the steering committees must be unanimous.

Our product discovery and development collaboration agreements provide that we will conduct research and development on flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements.  Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also generally retain rights to any flavor ingredients that we discover after the respective collaborative period, although in some instances we have agreed to limited periods where we would not launch competing products or collaborate with a collaborator’s competitor. In addition to the product discovery and development agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer, which has already received GRAS status.  In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavor ingredients into a product, it will no longer be entitled to use, and we will have the right to license the flavor ingredients to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement.  Our agreement with Ajinomoto provides for research and development funding through March 2010 and gives Ajinomoto the right to terminate the agreement without cause provided that it pay additional specified research funding if it terminates the agreement prior to March 23, 2010.  We do not anticipate that we will receive research and development funding from Ajinomoto after March 23, 2010.  However, we will continue to be eligible to receive milestones, cost reimbursement and royalty payments under the commercial phase of the agreement.  Our agreement, as amended, with Campbell provides for research and development funding until March 2010 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2010. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.  Our second agreement with Firmenich, relating to S2383, permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement.  Our most recent agreement with Firmenich, relating to other sweet enhancer flavors, permits Firmenich to terminate the agreement without cause on or after July 28, 2011 upon 90 days’ written notice.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010.  Our most recent agreement (as amended) with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2010 and gives Nestlé the right to terminate the agreement earlier without cause, provided that it pay additional specified research funding if it terminates the agreement prior to July 26, 2010.  Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain patent costs.  In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive an additional milestone payment upon achievement of a specific goal.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us.  Under the terms of the August amendment, Ajinomoto has agreed to pay us an upfront license fee.  Through December 31, 2009, we have received $17.5 million in upfront fees and research and development funding, one milestone payment of $500,000 and cost reimbursements of $480,000.  If all milestones are achieved, and including the $18.5 million in upfront fees, research and development funding, milestone payments and cost reimbursements made through December 31, 2009, we may be entitled to up to $19.8 million in upfront fees, research and development funding, milestone payments and cost reimbursements.  In addition to the upfront fees, research and development funding and milestone payment, we have received minimum periodic royalty payments from Ajinomoto.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide us a sales report and we will record any additional calculated royalties as royalties from product sales.  There is no guarantee that we will receive any further milestone payments or royalties under these collaborations.

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell, a global manufacturer and marketer of consumer food products, to work for a three-year collaborative period to discover specified flavors and flavor enhancers in the packaged food, beverage and ingredient product fields of soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments.  In February 2006, we extended the collaborative period until the earlier of March 2009 or submission for a GRAS determination, subject to earlier termination under specified circumstances.  In March 2009, we extended the collaborative period again for an additional year until March 2010, with three annual options of one year each that could further extend the collaboration.

Under the terms of the collaboration, Campbell has agreed to pay to us certain research and development funding. We are also eligible to receive a milestone payment upon our achievement of a specific product development goal. Through December 31, 2009, we have received $11.2 million in research and development funding. If all milestones are achieved, and including the $11.2 million in research and development funding paid through December 31, 2009, we may be entitled to up to $12.2 million in research and development funding and milestone payments. In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor or flavor enhancer from the date of introduction of each product in each country until 17 years thereafter or until the expiration of relevant patents in such country, whichever is earlier. We cannot assure you that Campbell will elect to extend the collaborative period beyond March 2010 or that we will receive any future milestone payments or royalties under this collaboration.

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

Under the agreement, Coca-Cola has agreed to pay certain research and development funding over the collaborative period. We are also eligible to receive milestone payments upon our achievement of specific product discovery and development goals. Through December 31, 2009, we have received $15.5 million in research and development funding and one milestone payment of $500,000. If all milestones are achieved, and including the $16.0 million in research and development funding and milestone payment paid through December 31, 2009, we may be entitled to up to $18.8 million. In addition, in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will agree with Coca-Cola to extend the collaborative period under this agreement beyond April 2010 or that we will receive any future milestone payments or royalties under this collaboration.

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

Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones.  Upon commercialization, we will be entitled to royalties.  Through December 31, 2009, we have received $2.0 million in research funding and $100,000 in cost reimbursement.  If all milestones are achieved and including the $2.1 million in research funding and cost reimbursement paid through December 31, 2009, we may be entitled to up to $4.0 million.  In addition, in the event of regulatory approval of a discovered compound, we are entitled to minimum periodic royalties and in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will agree with Firmenich to extend the collaborative period under this agreement beyond December 2010 or that we will receive any future milestone payments or royalties under this collaboration.

In November 2008, we entered into a second collaboration agreement with Firmenich for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.  As of December 31, 2009, we have not received any payments under this collaboration.

In July 2009, we entered into a third collaboration agreement with Firmenich to work for a minimum  two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose, or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  Under the agreement, Firmenich agreed to pay a license fee in three installments, research and development fees and specified payments upon the achievement of milestones.  Through December 31, 2009, we have received $12.9 million in upfront fees and research and development payments.   In January 2010, Firmenich elected to proceed with commercial development of S6973.  In conjunction with the decision, we will receive the final license fee installment payment in the amount of $8 million from Firmenich during the first quarter of 2010.  If all milestones are achieved and all extension options are exercised, and including the $12.9 million in upfront fees and research and development funding paid through December 31, 2009, we may be entitled to up to $34.5 million.  Upon commercialization, we will be entitled to royalties.

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

Under the terms of the collaboration agreement, Nestlé has agreed to pay to us certain research and development funding over eight years, subject to earlier termination under specified circumstances. We are also eligible to receive milestone payments upon our achievement by certain dates of specific product discovery and development goals. Through December 31, 2009, we have received $13.9 million in research and development funding, reimbursement of certain regulatory expenses of $339,000 and four milestone payments of $375,000 each. If all milestones are achieved, and including the $15.7 million in research and development funding, reimbursement of certain regulatory expenses and milestones paid through December 31, 2009, we may be entitled to up to $17.5 million under the initial collaboration.  In addition, we have received royalty payments and minimum periodic royalty payments from Nestlé.  The minimum periodic royalty payments are non-refundable.  We cannot assure you that we will agree with Nestlé to extend the collaborative period under this agreement beyond April 2010 or that we will receive any further milestone payments under this collaboration.

In October 2004, we entered into a second product discovery and development collaboration agreement with Nestlé to work for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé has agreed to pay us certain research and development funding over five years, subject to extension or earlier termination under specified circumstances.  This collaborative period has been subsequently amended to agree that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 2010, one year earlier than anticipated, subject to further extension or earlier termination under specified circumstances.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Through December 31, 2009, we have received $9.7 million in research and development funding, one milestone of $350,000 and one milestone of $500,000.  If all milestones are achieved, and including the $10.6 million in research and development funding and milestones paid through December 31, 2009, we may be entitled to up to $12.1 million under the second collaboration.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any milestone payments or royalties under this collaboration.

Solae, LLC

In April 2007, we entered into a collaboration agreement with Solae, the leading supplier of soy protein for food-based products, for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the agreement, Solae has agreed to pay us research fees for up to three years, ending April 2010.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  In September 2008, we amended the agreement to increase the level of research support for the period September 2008 through February 2009.  In April 2009, we amended the agreement to increase the level of research support for the period April 2009 through September 2009.  Through December 31, 2009, we have received $3.6 million in research and development funding and one milestone payment of $250,000. If all milestones are achieved, and including the $3.9 million in research and development funding and milestone paid through December 31, 2009, we may be entitled to up to $6.4 million under the collaboration agreement. In addition, in the event of commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We cannot assure you that we will agree with Solae to extend the collaborative period under which we would receive additional research funding under this agreement beyond April 2010 or that we will receive any milestone payments or royalties under this collaboration.

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

The current status in the development of proprietary taste receptor-based assay systems for human taste receptors is as follows:

•                  Savory Receptor.  Glutamate is a natural component of foods, including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The human savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created SavoryScreenHT, a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. Using this technology, we identified a number of savory enhancers, including S807, S336, S263 and S976, which were determined to be GRAS in March 2005.

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created SweetScreenHT, a proprietary high-throughput sweet taste receptor-based assay system, and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  We have screened over 300,000 compounds in SweetScreenHT and identified novel compounds that enhance the sweet taste of sucralose and sucrose. Our sucralose enhancer, S2383, was determined to be GRAS in November 2008. Our sucrose enhancer, S6973, was determined to be GRAS in October 2009.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We believe that 22 of these receptors are the primary means by which we sense bitter tastes.  Using our receptor-based assays and optimization processes, we have identified blockers for 18 different bitter receptors and we are currently screening to find blockers for the remaining receptors.  We are using this approach in our efforts to reduce the bitterness of products marketed by our two collaborators for the bitter blocker program.  In the first collaboration, during 2008 we identified S6821 and other bitter blockers that met the criteria for reducing the bitterness of several variations of one collaborator’s product, as well as additional product prototypes.  During 2009, we completed initial safety studies for S6821, and, based on the successful results of the initial safety analyses, S6821 has been advanced into final safety studies.  Our second collaboration, which is with Solae, involves the discovery and development of new bitter blockers that modulate and control bitterness in certain soy-based products.  During 2009, we achieved a taste proof-of-concept with promising blockers that reduced soy bitterness in taste tests.

•                  Salt Receptor.  The primary receptor or receptors responsible for salt taste perception in humans have not been definitively identified in the scientific literature. During 2007, we identified and evaluated approximately 15,000 proteins found in taste buds and established detailed criteria to determine which of these functions as a receptor that responds to sodium chloride (table salt).  During 2008, we reported the discovery of SNMX-29, a protein we believe is involved with human salt taste perception.  During 2008, we developed new screening assays based on SNMX-29, and initiated screening of our libraries.  During 2008 and 2009, we identified over 250 enhancers of both sodium chloride and potassium chloride that are active in the assays.  Enhancers that were active in the assays are being evaluated.  In addition to these activities, we are using various chemistry and biology approaches to explore the role that SNMX-29 and other proteins may play in the perception of salty taste, with the objective of identifying a taste proof-of-concept enhancer.

•                  Cool Receptor.  The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed the CoolScreenHT assay, a high-throughput screening assay using the human TRPM8 protein, and we validated the assay using a set of known cooling agents.  During 2009, we identified ingredients from six different chemical classes that have demonstrated a taste proof-of-concept.  We are currently conducting preliminary taste tests on a subset of these ingredients for the purpose of identifying lead candidates for further optimization.

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

Regulation of Flavor Ingredients in the United States

In the United States, flavor ingredients are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel.  FEMA has administered the GRAS program for flavors on behalf of the industry for over 50 years.  Several countries outside of the United States, including Canada, Brazil, Argentina and the Philippines, allow flavor use in food based on FEMA GRAS recognition.  Several other countries either add new FEMA GRAS compounds to their positive lists of approved flavoring agents or add the new FEMA GRAS lists to their flavor regulations by specific reference.  Other possible routes to approval of a flavor-modifying compound are a GRAS self-determination (independent of FEMA) with or without FDA notification, or a food additive petition to the FDA. Our goal is that the flavor ingredients we may discover will be subject to one of the regulatory review processes described below.

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

The most common types of GRAS review are:

•                  FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor or flavor enhancer are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Six of our enhancers have been determined to be GRAS by the FEMA Expert Panel.

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

Regulation of Flavor Ingredients outside of the United States.    Outside of the United States, flavor approvals vary by country.  There is, however, some commonality in approach in many countries.  As explained above, several countries either accept FEMA GRAS recognition as the basis for approval or GRAS recognition facilitates country approval.  Many countries, particularly developing countries in Latin America and Africa, accept favorable review by the WHO/FAO Joint Expert Committee on Food Additives, or JECFA, as the basis for approval or to facilitate approval.  FEMA automatically submits new GRAS ingredients to the Codex Alimentarius through the FDA for JECFA review.   Most other countries have their own unique approval processes.  The European Union, or EU, has established EU-wide regulations for flavor ingredient use based on safety evaluations by the European Food Safety Authority, or EFSA, and risk management (i.e. regulation development) by the Directorate General for Health.  A number of countries in eastern Europe or in Africa accept EU approval as the basis for approved use.  China, Japan and Russia also have independent regulatory review processes for flavors.

License Arrangements

We have licensed rights from several companies and academic institutions, including the following:

University of California

In March 2000, we entered into a license agreement with the University of California under which we obtained exclusive rights to certain technologies held by the University of California that are involved in the biology of taste, including specified receptors in two taste receptor families, T1Rs and T2Rs. The license may be converted to a non-exclusive license, or terminated, by the University of California if we fail to meet specified milestones relating to the discovery of specified products and the sale of specified products and services. Our exclusive rights are also subject to rights granted by the University of California to the United States Government and a private medical foundation. In October 2006, we entered into an amended and restated agreement with the University of California to include certain additional related technologies.  In November 2009 we further amended this agreement to add additional technologies that were previously the subject of an exclusive letter of intent.  The agreement, as originally drafted and as amended and restated, required a license issue fee, payable in installments through 2005, and calls for annual maintenance fees commencing in 2006 or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties will accrue in each country for as long as there exists a valid patent claim covering a product developed under the agreement.  The agreement will remain in effect until the expiration of the last to expire patent licensed under the agreement. We may terminate the agreement at any time, without cause, upon notice to the University of California. The University of California may terminate the agreement upon a breach of our obligations under the agreement.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Redpoint Bio, that is involved in research on sweetness potentiators.  Products developed as a result of our competitors’ existing or future collaborations may compete with our flavor ingredients.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2009 we are the owner or the exclusive licensee of 93 issued United States patents, 107 pending United States patent applications, 85 issued foreign patents and 215 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2014 through 2027.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavor ingredients into their products.  Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing and distribution costs. Our current collaborators, Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

Manufacturing

We intend to utilize third parties to manufacture our flavor ingredients. Under the majority of our existing product discovery and development collaborations, our collaborator may, in its sole discretion, manufacture itself or through a third party manufacturer the flavor ingredients it licenses from us. The remaining collaborations require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavor ingredients it licenses from us.  In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavor ingredients.  We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2009, we had 108 full-time employees, including 28 with Ph.D. degrees. Of our full-time workforce, 79 employees are engaged in research and development and 29 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

Our agreement, as amended, with Campbell provides for research and development funding until March 2010 and gives Campbell the right to terminate the agreement earlier without cause, provided that it pay a specified termination fee if it terminates the agreement prior to March 28, 2010. Our agreement with Coca-Cola provides for research and development funding until April 2010 and gives Coca-Cola the right to conclude the collaborative program earlier for any reason upon payment to us of an early conclusion fee.  Our initial agreement with Nestlé (as amended in April 2005 and April 2008) provides for research and development funding through April 2010.  Our most recent agreement, as amended, with Nestlé regarding the discovery and commercialization of novel flavor ingredients in the coffee and coffee whitener fields provides for research and development funding through July 2010 and gives Nestlé the right to terminate the agreement earlier without cause, provided that under certain circumstances it pay additional specified research funding if it terminates the agreement prior to July 26, 2010.  Our agreement with Ajinomoto provides for research and development funding through March 2010 and we do not anticipate that the research and development funding will be extended.  However, the royalty and milestone obligations specified in the agreement will continue beyond March 2010.  Our agreement with Solae provides for research and development funding through April 2010, and gives Solae the right to terminate the agreement without cause upon 90 days’ prior notice provided it pay additional specified research funding if it terminates the agreement prior to April 23, 2010.  Our initial agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date of the agreement provided that it pay additional specified research funding if it terminates prior to December 14, 2010.    Our second agreement with Firmenich permits Firmenich to terminate the agreement without cause upon 90 days written notice on any anniversary of the effective date.  Our most recent agreement with Firmenich permits Firmenich to terminate the agreement without cause on or after July 28, 2011 upon 90 days written notice.  If any or all of our material agreements with our collaborators expire or are terminated, our revenue could significantly decline and if all of our agreements expire or are terminated, our revenue would be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations. Our collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Cadbury concluded on January 14, 2010, and our second agreement with Nestlé was amended to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.

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

We are dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

•                  collaborators are not willing to pay us meaningful royalties for sales of products incorporating our flavor ingredients;

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

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides that we will conduct research and development on flavor ingredients for use within one or more defined food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. In addition, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us.  If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business will be significantly diminished.

We may not be successful in developing flavor ingredients useful for formulation into products.

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, in the event that SNMX-29 is not a human salt-taste receptor and if our ongoing research to explore the role other proteins may play in the perception of salt taste does not identify an alternative human salt taste receptor target, we may not be able to develop an effective salt taste enhancer.   In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

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

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory, sucralose and sucrose programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 16 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 16 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect our collaborators’ willingness to launch new or reformulated products incorporating our flavor ingredients and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

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

•                  the costs and market risks of reformulating existing products;

•                  the rate of adoption of products by our collaborators and other companies in the flavor industry; and

•                  any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavor ingredients.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $26.2 million for the year ended December 31, 2009. As of December 31, 2009, we had an accumulated deficit of approximately $202.2 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•                  termination, expiration or amendment of any of our product discovery and development collaboration agreements;

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

We may seek additional capital to fund our operations.

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

If we elect to modify our business operations in order to reduce our expenses, our research, discovery and development programs could be negatively impacted.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff.  The loss of the services of one or more of our executive officers or key members of our management or scientific staff could negatively impact the relationships we have with our collaborators. In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline.  We have entered into employment letter agreements with each of our executive officers.  All of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. We currently have no key person insurance.

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

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. Although over the past year the number of our full-time employees has decreased, we may choose to increase headcount in the future in order to meet our strategic objectives. If our growth resumes, it will continue to place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals.  If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

We rely on third parties to manufacture our flavor ingredients on a commercial scale.

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers of our flavor ingredients, on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Our inability to find capable manufacturing capacity or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if our collaborators are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if any manufacturer of our flavor ingredients fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

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

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and most have not been substantively examined and may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. Furthermore, recent changes in rules promulgated by the European Patent Office may adversely affect the patentability of inventions claimed in some of our and our licensors’ patent applications.  As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Chromocell, Colorado State University, Columbia University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wissenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $220,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs will vary each month, and we expect that these costs will be approximately $95,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2009.

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

Fiscal 2009 Quarter ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$3.93	$2.61	$4.23	$4.75
Low	$1.35	$1.51	$1.94	$3.06

Fiscal 2008 Quarter ended	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
High	$7.95	$6.86	$5.76	$5.03
Low	$4.62	$4.35	$3.66	$1.80

The last sale price for our common stock as reported by the NASDAQ Stock Market on January 31, 2010 was $3.91 per share.  As of January 31, 2010, there were approximately 70 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2009.

Performance Measurement Comparison (1)

The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2004 in (i) our common stock, (ii) the Nasdaq Composite Index, U.S. Companies and (iii) the Nasdaq Biotechnology Index.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested.  (To date, we have not declared any dividends.)

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Senomyx, Inc., The NASDAQ Composite Index

And The NASDAQ Biotechnology Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

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

	Years ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenues:
Development revenue	$14,590	$16,819	$18,197	$12,230	$9,385
Commercial revenue	921	347	23	—	—
Total revenues	15,511	17,166	18,220	12,230	9,385
Operating expenses:
Research and development	28,201	31,800	29,874	25,393	20,330
General and administrative	13,682	13,555	13,572	13,735	10,229
Total operating expenses	41,883	45,355	43,446	39,128	30,559
Loss from operations	(26,372)	(28,189)	(25,226)	(26,898)	(21,174)
Other income	207	1,255	3,395	3,841	1,344
Net loss	$(26,165)	$(26,934)	$(21,831)	$(23,057)	$(19,830)

Basic and diluted net loss per share	$(0.85)	$(0.88)	$(0.72)	$(0.77)	$(0.77)

Shares used to compute basic and diluted net loss per share	30,935,090	30,602,481	30,326,768	29,809,854	25,916,229

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$31,074	$40,106	$62,624	$74,104	$83,813
Working capital	18,064	31,869	51,977	65,455	80,178
Total assets	42,454	54,466	79,249	90,182	88,531
Accumulated deficit	(202,213)	(176,048)	(149,114)	(127,283)	(104,226)
Total stockholders’ equity	17,507	36,940	56,627	69,477	82,445

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and taste modulators, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé, and Solae. We anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2009 our accumulated deficit was $202.2 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In March 2009 we amended our Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 with Ajinomoto to extend the collaborative period for an additional year, with three consecutive options of one year each that could further extend the collaboration.  We currently anticipate that the collaborative research funding period will expire in March 2010.  However, we will continue to be eligible to receive milestones, cost reimbursement and royalty payments under the commercial phase of the agreement.  Until then, during the extension period, we will continue to work with Ajinomoto on the discovery, development and commercialization of new flavor ingredients for use in the soup, sauce and culinary aids, noodles and bouillon product categories in Asia.  Under the terms of the extension, Ajinomoto has agreed to pay us incremental research funding. The potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Ajinomoto will make royalty payments based on sales of Ajinomoto’s products that contain Senomyx novel flavor ingredients discovered under the agreement.

In March 2009 we amended our Collaborative Research and License Agreement dated March 28, 2001 with Campbell to extend the collaborative period until March 2010, with three annual options of one year each that could further extend the collaboration.  During the extension period, we will continue to work with Campbell on the discovery and commercialization of new ingredients that improve the taste of wet soups and savory beverages.  Under the terms of the extension, Campbell has agreed to pay us incremental research funding. The potential milestone payment upon achievement of a certain research and development goal remains unchanged.  Upon commercialization, Campbell will make royalty payments based on sales of Campbell’s products using the new ingredients discovered under the agreement.

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

The agreement specifies a license fee in the amount of $20 million, originally payable in two installments of $10 million each.  We received the initial license fee installment payment of $10 million from Firmenich following execution of the agreement in August 2009.  Firmenich also agreed to fund a portion of our ongoing research under the agreement for a minimum of two years, with three consecutive options of one year each that could further extend the collaborative research funding period at consecutively higher funding rates.  In addition, Firmenich agreed to pay the Company the second $10 million license fee installment within 30 days following regulatory approval of the first flavor ingredient that Firmenich selects for development and determines to be commercially viable.

In October 2009, we and Firmenich amended the agreement to grant Firmenich a period of additional time to conclude its evaluation of S6973, our lead sucrose enhancer.  As part of that amendment, Firmenich paid us a non-refundable $2 million payment as part of the previously disclosed second license fee installment. Under the terms of the amendment, Firmenich was allowed until February 2010 to select S6973 for commercial development and determine that it is commercially viable.  In January 2010, Firmenich selected S6973 for commercial development.  Upon this selection, the remaining $8 million portion of the second license fee installment became due to us.  In addition to the license fee installment payment, we will also receive additional payments related to the achievement of one or more milestones and for reimbursement of specified expenses in accordance with the terms of the agreement.  We will receive these payments in the first quarter of 2010.

We are also eligible to receive additional milestone payments upon achievement of other specified goals and we will receive royalty payments based on any sales of products containing flavor ingredients that are licensed under the agreement. In addition, the royalty obligation includes predetermined minimum royalties applicable to synthetic flavor ingredients, and in the case of the commercialization of natural flavor ingredients the parties have agreed to a method by which minimum royalties applicable to those ingredients would be determined based on the market potential for a given flavor ingredient.

In October 2009, we announced that we had been notified by FEMA that S6973, our lead sucrose enhancer, has been determined to be GRAS under the provisions of the FD&C Act. The GRAS designation allows usage of S6973 in baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products and sauces.

In July 2005, we entered into a collaboration agreement with Cadbury for the discovery and commercialization of new flavor ingredients in the gum confectionary area. The agreement initially provided for research funding payments for up to two years.  We and Cadbury periodically amended the agreement to extend the research funding phase to January 2010.  This agreement expired in January 2010.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain patent and regulatory costs, milestone payments and royalty payments under our product discovery and development collaboration agreements. As of December 31, 2009, we have recognized cumulative revenue under our collaborations of $100.1 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

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

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patent and licensing, outside services and non-cash stock-based compensation expenses. We charge research and development expenses to operations as incurred.

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

•                  we may be unable to maintain FEMA GRAS determination for our savory product candidates, our sucralose product candidate and our sucrose product candidate; and

•                  we may be unable to obtain FEMA GRAS determination or regulatory approval for other candidates in our other programs.

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

Results of Operations

Years Ended December 31, 2009, 2008 and 2007

Revenue Under Collaboration Agreements

We recorded revenue of $15.5 million, $17.2 million and $18.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2009.  The decrease of $1.7 million from 2008 to 2009 was primarily due to the difference in the revenue recognized in 2008 related to the upfront payment from Ajinomoto as compared to the revenue recognized in 2009 related to the upfront payment from Firmenich. Annual revenue in 2008 included $3.6 million of revenue related to an $8.0 million upfront payment associated with the expansion of our collaboration with Ajinomoto in August 2007.  The upfront payment was recognized ratably over the nine month period from August 2007 through April 2008. Annual revenue in 2009 included $2.3 million of revenue related to $12.0 million license fee installment payments related to the collaboration with Firmenich. The upfront payment from Firmenich will be recognized over the 24 month period from August 2009 through July 2011.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2008.  The decrease of $1.0 million from 2007 to 2008 was primarily due to the recognizing of a smaller portion of the revenue recognized related to amendments of existing collaborations in 2008 as compared to 2007.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Kraft Foods, Nestlé and Solae accounted for 100% of total revenue for the year ended December 31, 2007.  For 2010, we expect to see an increase in revenues recognized under our collaborative agreements.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $28.2 million, $31.8 million and $29.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Salaries and personnel	$11,992	$12,818	$11,535
Facilities and depreciation	5,606	5,835	5,721
Research and development supplies	3,598	4,422	5,047
Outside services	2,243	2,533	1,521
Patent and licensing	2,212	3,122	2,503
Non-cash stock-based compensation	1,936	2,312	2,588
Miscellaneous	614	758	959
Total research and development expenses	$28,201	$31,800	$29,874

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $12.0 million, $12.8 million and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease of $826,000 from 2008 to 2009 was primarily due to a reduction in staff to support research and development activities, partially offset by the impact of annual salary adjustments.  Our research and development staff decreased from an average of 97 for the year ended December 31, 2008 to an average of 90 for the year ended December 31, 2009.   The increase of $1.3 million from 2007 to 2008 was primarily due to the addition of staff to support research and development operations and to the impact of annual salary adjustments.  Our research and development staff increased from an average of 88 for the year ended December 31, 2007 to an average of 97 for the year ended December 31, 2008.  In addition, the increase in salaries and personnel expenses was due to the impact of annual salary adjustments.  For 2010, we expect to see salaries and personnel expenses to be approximately the same as in 2009.

Facilities and Depreciation.    Our facilities and depreciation expenses were $5.6 million, $5.8 million and $5.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease of $229,000 from 2008 to 2009 was primarily due to decreased depreciation expense on scientific equipment placed in service in 2006 (which became fully depreciated during 2009).  The increase of $114,000 from 2007 to 2008 was primarily due to increased depreciation expense due to scientific equipment being placed in service in 2008, partially offset by reduced facilities expense.    For 2010, we expect to continue to see decreases in facilities and depreciation expenses due to decreased depreciation expense on fully depreciated scientific equipment.

Research and Development Supplies.  Our expenses for supplies used in research and development were $3.6 million, $4.4 million and $5.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease of $824,000 was primarily due to a decrease in expensed supplies used in high-throughput screening and other research and development activities due to progress in the scientific programs.  The decrease of $625,000 from 2007 to 2008 was primarily due to reduced compound acquisition expenses in 2008 compared to 2007.  For 2010, we expect to see research and development supplies to be approximately the same as in 2009.

Outside Services.  Our outside services expenses were $2.2 million, $2.5 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease of $290,000 from 2008 to 2009 was primarily due to the successful completion of outsourced activities in support of regulatory filings for our product candidates.  The increase of $1.0 million from 2007 to 2008 was primarily due to an increase in costs for safety studies and for outside research activities, partially offset by a decrease in costs for chemistry outsourcing.  For 2010, we expect to see an increase in outside services expenses due to costs for safety studies related to product candidates advancing into development.

Patent and Licensing.  Our patent and licensing expenses were $2.2 million, $3.1 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease of $910,000 from 2008 to 2009 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.  The increase of $619,000 from 2007 to 2008 was primarily attributable to outsourced patent filing related activities associated with our expanding intellectual property portfolio.  For 2010, we expect to see an increase in our patent and licensing expenses as compared to 2009.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.9 million, $2.3 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decrease of $376,000 from 2008 to 2009 was primarily due to continuing decreases in the valuation of options granted to employees, which results in less expense incurred.  The decrease of $276,000 from 2007 to 2008 was primarily due to decreases in compensation expense in 2008 compared to 2007 for stock options granted to both employees prior to 2006 and to non-employees, as the expense for these options is accounted for on an accelerated basis, which results in more expense being recognized for the options earlier in the options’ vesting period.  For 2010, we expect to see a slight increase in non-cash stock-based compensation expense.

General and Administrative Expenses

Our general and administrative expenses (including non-cash stock-based compensation expenses charged to general and administrative) were $13.7 million, $13.6 million and $13.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The $127,000 increase in expenses from 2008 to 2009 was primarily due to an increase in salaries and personnel-related expenses of approximately $201,000, partially offset by a reduction in outside services expense of approximately $144,000.

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

For 2010, we expect to see a slight increase in our general and administrative expenses due to an expected slight increase in non-cash stock-based compensation expense, which is expected to be due to the granting of options in 2010 and the recognition of a full year’s worth of expense for options granted in 2009.

Other Income

Other income was $207,000, $1.3 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The decreases of $1.0 million from 2008 to 2009 and $2.1 million from 2007 to 2008 were primarily due to lower average rates of return on invested balances and lower invested balances in 2009 compared to 2008 and in 2008 compared to 2007.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of December 31, 2009 we had received in excess of $171.2 million in proceeds from the sales of common and preferred stock.  In addition, we had received $109.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.2 million in interest income.  As of December 31, 2009, over the remaining life of our current collaboration agreements, we may receive up to an additional $19.3 million in non-refundable license fees and research and development payments from our collaborators.   As of December 31, 2009, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $34.4 million.  In 2010, we anticipate receiving $12.4 million in non-refundable research and development funding and up-front fees.  Also, we may receive royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.  We may not receive these payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreement.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

At December 31, 2009, we had $31.1 million in cash, cash equivalents and investments available-for-sale as compared to $40.1 million at December 31, 2008, a decrease of $9.0 million.  This overall decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $9.4 million for the year ended December 31, 2009 compared to $22.0 million for the year ended December 31, 2008.  Operating cash flow in 2009 compared to the prior year reflects a decrease in our net loss of $769,000.  Non-cash expenses increased $408,000 to $8.3 million for the year ended December 31, 2009 from $7.9 million for the year ended December 31, 2008.  The increase in non-cash expenses was primarily due to a decrease in the accretion of discount on available for sale securities of $949,000, partially offset by decreases in stock-based compensation for employees and non-employee directors of $361,000 and in depreciation expense of $282,000.  Decreases in other current assets provided cash of $76,000 and $1.1 million in the years ended December 31, 2009 and 2008, respectively.  Net increases in operating liabilities provided cash of $8.4 million in the year ended December 31, 2009, while net decreases in operating liabilities used cash of $4.1 million in the year ended December 31, 2008.  The increase in operating liabilities in the year ended December 31, 2009 was primarily due to the receipt of $12.0 million in upfront payments from Firmenich, which are included in deferred revenue at December 31, 2009 and are being recognized as revenue through July 2011.

Operating activities used cash of $22.0 million for the year ended December 31, 2008 compared to $12.4 million for the year ended December 31, 2007. Operating cash flow in 2008 compared to the prior year reflects an increase in our net loss of $5.1 million.  Non-cash expenses increased $966,000 to $7.9 million for the year ended December 31, 2008 from $6.9 million for the year ended December 31, 2007.  The increase in non-cash expenses was primarily due to a decrease in the accretion of discount on available for sale securities of $927,000 and an increase in depreciation expense of $588,000.  These were partially offset by a decrease in non-cash stock-based compensation for non-employees of $552,000.  Net decreases in other current assets provided cash of $1.1 million for the year ended December 31, 2008, while net increases in other current assets used cash of $810,000 for the year ended December 31, 2007.  Net decreases in operating liabilities used cash of $4.1 million for the year ended December 31, 2008, while net increases in operating liabilities provided cash of $3.4 million for the year ended December 31, 2007.  The decrease in operating liabilities in the year ended December 31, 2008 was primarily due to the recognition of revenue associated with an $8.0 million upfront payment from Ajinomoto in August 2007.  The revenue associated with this payment was recognized from August 2007 through April 2008.

Investing Activities

Investing activities used cash of $241,000 for the year ended December 31, 2009.  Cash used in 2009 reflects the purchase of available-for-sale securities of $25.0 million and purchases of capital equipment of $380,000.  These purchases were partially offset by maturities of available-for-sale securities of $25.1 million.

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

Financing Activities

Financing activities provided cash of $682,000, $943,000 and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Cash provided by financing activities in 2009 reflects the net proceeds from the sale of common stock of $682,000, primarily from purchases from our employee stock purchase program and the exercise of stock options.  Cash provided by financing activities in 2008 reflects the net proceeds from the sale of common stock of $943,000, primarily from purchases from our employee stock purchase program and the exercise of stock options.  Fewer stock options were exercised in 2008 as compared to 2007 due to the lower average stock price during the year.  Cash provided by financing activities in 2007 reflects the net proceeds from the sale of common stock of $2.1 million, primarily from the exercise of stock options.

As of December 31, 2009 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$20,457	$2,632	$5,447	$5,758	$6,620
License payments	153	153	—	—	—
Total	$20,610	$2,785	$5,447	$5,758	$6,620

As of December 31, 2009, we had no long-term debt obligations.

As of December 31, 2009, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $103,000.  In the next 12 months, we also plan to spend approximately $1.0 to $1.5 million on capital expenditures.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement.  Royalties are calculated as a percentage of covered sales.  The agreement specifies minimum periodic royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of December 31, 2009, over the remaining life of our current collaboration agreements, we expect to receive an additional $19.3 million in non-refundable license fees

and research and development payments from our collaborators.    As of December 31, 2009, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $34.4 million.  In 2010, we anticipate receiving $12.4 million in non-refundable research and development funding and up-front fees.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  This does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

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

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification.  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

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

Commercial revenues include revenues from commercial milestones, royalties on sales made by our collaborators of products incorporating our flavor ingredients and minimum periodic royalty payments.  Revenue from commercial milestones is recognized over the royalty term.  Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, substantially all of our commercial revenues have been related to minimum periodic royalty payments.

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

Employee and non-employee director stock-based compensation expense was $5.9 million, $6.3 million and $6.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $6.9 million, which is expected to be recognized over a weighted average period of 2.0 years.  Total stock options granted to employees and non-employee directors during the years ended December 31, 2009, 2008 and 2007 represented 7.2%, 3.9% and 3.6% of outstanding shares of the end of each fiscal year.

For purposes of estimating the fair value of stock options granted during 2009 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.1%). We used an average of the historical volatility of our stock for the period our stock has been publicly traded and the historical volatilities of the common stock of several publicly traded companies management feels are comparable to us, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during 2009 would increase by $0.12 per share, or 5.9%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during 2009, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during 2009 would increase by $0.22 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.0% for 2009) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during 2009 by $0.11 per share, or 5.5%.

For 2009, 2008 and 2007, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB Accounting Standards Codification requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8% for both 2009 and 2008 and 3.7% for 2007, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Income Taxes

We follow the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return.  The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  The topic is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of the topic on January 1, 2007, and we commenced analyzing filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, we recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2007 was $958,000.  As of December 31, 2008 we have completed our analysis of whether the deferred tax assets for net operating losses of $105.8 million and research and development credits of $2.6 million generated in years prior to 2008 would be subject to an annual limitation as a result of an ownership change.  Our analysis concluded that our deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such, $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of multiple ownership changes which occurred.  In addition, we have determined that we will reserve a portion of the available research and development credit carryforward as required by the topic.

New Accounting Pronouncements

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 4, 2010

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2009	2008
Assets:
Current assets:

Cash and cash equivalents	$25,075	$34,006
Investments available-for-sale	5,999	6,100
Other current assets	866	942

Total current assets	31,940	41,048

Property and equipment, net	10,514	13,418

Total assets	$42,454	$54,466

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$5,279	$5,908
Leasehold incentive obligation	987	987
Deferred revenue	7,610	2,284

Total current liabilities	13,876	9,179

Deferred rent	1,400	1,272
Leasehold incentive obligation	6,088	7,075
Deferred revenue	3,583	—

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 31,108,201 and 30,670,123 shares issued and outstanding at December 31, 2009 and 2008, respectively	31	31
Additional paid-in-capital	219,686	212,951
Accumulated other comprehensive gain	3	6
Accumulated deficit	(202,213)	(176,048)

Total stockholders’ equity	17,507	36,940

Total liability and stockholders’ equity	$42,454	$54,466

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007

Revenues:
Development revenues	$14,590	$16,819	$18,197
Commercial revenues	921	347	23

Total revenues	15,511	17,166	18,220

Operating expenses:
Research and development	28,201	31,800	29,874
General and administrative	13,682	13,555	13,572

Total operating expenses	41,883	45,355	43,446

Loss from operations	(26,372)	(28,189)	(25,226)

Other income	207	1,255	3,395

Net loss	$(26,165)	$(26,934)	$(21,831)

Basic and diluted net loss per share	$(0.85)	$(0.88)	$(0.72)

Shares used to compute basic and diluted net loss per share	30,935,090	30,602,481	30,326,768

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2006	30,166,399	$30	$196,748	$(18)	$(127,283)	$69,477

Issuance of common stock related to the exercise of options	230,492	—	1,285	—	—	1,285

Issuance of common stock related to employee stock plan purchases	79,181	—	843	—	—	843
Compensation related to stock options issued to consultants	—	—	602	—	—	602
Compensation related to stock options granted to employees and non-employee directors	—	—	6,219	—	—	6,219
Comprehensive loss:

Unrealized gain on investments	—	—	—	32	—	32
Net loss	—	—	—	—	(21,831)	(21,831)
Comprehensive loss	—	—	—	—	—	(21,799)
Balance at December 31, 2007	30,476,072	30	205,697	14	(149,114)	56,627

Issuance of common stock related to the exercise of options	31,269	—	175	—	—	175

Issuance of common stock related to employee stock plan purchases	162,782	1	767	—	—	768

Compensation related to stock options granted to consultants	—	—	50	—	—	50

Compensation related to stock options granted to employees and non-employee directors	—	—	6,262	—	—	6,262
Comprehensive loss:

Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,934)	(26,934)
Comprehensive loss	—	—	—	—	—	(26,942)
Balance at December 31, 2008	30,670,123	31	212,951	6	(176,048)	36,940

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2008	30,670,123	$31	$212,951	$6	$(176,048)	$36,940

Issuance of common stock related to the exercise of options	41,431	—	69	—	—	69

Issuance of common stock related to employee stock plan purchases	396,647	—	613	—	—	613

Compensation related to stock options granted to consultants	—	—	152	—	—	152

Compensation related to stock options granted to employees and non-employee directors	—	—	5,901	—	—	5,901
Comprehensive loss:

Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,165)	(26,165)
Comprehensive loss	—	—	—	—	—	(26,168)

Balance at December 31, 2009	31,108,201	$31	$219,686	$3	$(202,213)	$17,507

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2009	2008	2007
Operating Activities
Net loss	$(26,165)	$(26,934)	$(21,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,273	3,555	2,967
Accretion of discount on available-for-sale securities	(41)	(990)	(1,917)
Amortization of leasehold incentive obligation	(987)	(987)	(947)
Stock-based compensation for employees and non-employee directors	5,901	6,262	6,219
Stock-based compensation for non-employees	152	50	602
Change in operating assets and liabilities:
Other current assets	76	1,148	(810)
Accounts payable and accrued expenses	(618)	155	833
Deferred revenue	8,909	(4,437)	1,498
Deferred rent	128	199	860
Leasehold incentive obligation	—	—	176
Net cash used in operating activities	(9,372)	(21,979)	(12,350)

Investing activities
Purchases of property and equipment	(380)	(2,464)	(3,166)
Purchases of available-for-sale securities	(24,961)	(63,465)	(92,632)
Maturities of available-for-sale securities	25,100	100,988	104,778
Net cash provided by (used in) investing activities	(241)	35,059	8,980

Financing activities
Proceeds from issuance of common stock	682	943	2,128
Net cash provided by financing activities	682	943	2,128

Net increase (decrease) in cash and cash equivalents	(8,931)	14,023	(1,242)
Cash and cash equivalents at beginning of year	34,006	19,983	21,225
Cash and cash equivalents at end of year	$25,075	$34,006	$19,983

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$—	$11	$37

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is focused on using proprietary taste receptor-based assays and optimization techniques to discover and develop novel flavors, flavor enhancers and bitter blockers for the packaged food, beverage and ingredient supply industries. The Company has product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Campbell Soup Company (“Campbell”), The Coca-Cola Company (“Coca-Cola”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and Solae LLC (“Solae”).  The Company’s collaboration agreements provide for upfront license fees, research and development funding, reimbursement of certain regulatory and patent costs, milestone payments if the Company achieves development or commercialization goals, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.  In accordance with the Subsequent Events Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, the Company evaluated subsequent events after the balance sheet date of December 31, 2009 and through the date and time its financial statements were issued on February 4, 2010.

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries with maturity dates of one year or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s short-term investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators. For the year ended December 31, 2009, revenues from its three largest collaborators accounted for 71% of total revenues.  For the year ended December 31, 2008, revenues from its three largest collaborators accounted for 80% of total revenues.  For the year ended December 31, 2007, revenues from its three largest collaborators accounted for 80% of total revenues.

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

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2009.

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the facility occupied by the Company (the “Nexus Lease”), the Company received a tenant improvement allowance of $155 per square foot leased, or $10.1 million.  As the tenant improvements were constructed, the Company recorded both the covered tenant improvements (as property and equipment) and an offsetting leasehold incentive obligation on the Company’s balance sheet.  Through the initial term of the Nexus Lease, the Company records depreciation expense to depreciate the tenant improvements and records an offsetting reduction to rent expense (to amortize the leasehold incentive obligation), in accordance with the Leases Topic of the FASB Accounting Standards Codification.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB Accounting Standards Codification.  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

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

Commercial revenues include revenues from commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.  Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, substantially all of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, patents and licenses and outside services.

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB’s Accounting Standards Codification requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive gain, as of December 31, 2009 and 2008, consisted of unrealized gains on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009, 2008 and 2007 were $1.95, $4.21 and $8.39 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2009	2008	2007
Expected volatility	69.10%	62.81%	67.33%
Risk-free interest rate	2.03%	2.69%	4.62%
Dividend yield	0.0%	0.0%	0.0%
Expected term	6 years	6 years	6 years

The weighted-average estimated fair value of employee stock purchase rights granted during the years ended December 31, 2009, 2008 and 2007 were $1.62, $2.04 and $5.63 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2009	2008	2007
Expected volatility	101.55%	65.93%	64.59%
Risk-free interest rate	0.38%	1.99%	4.46%
Dividend yield	0.0%	0.0%	0.0%
Expected term	1.25 years	1.25 years	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.  In 2009, the Company attributed approximately 80% of the expected volatility to the Company’s historical volatility, with approximately 20% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  In 2008, the Company attributed approximately 50% of the expected volatility to the Company’s historical volatility, with approximately 50% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  In 2007, the Company attributed approximately 25% of the expected volatility to the Company’s historical volatility, with approximately 75% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation-Stock Compensation Topic of the FASB’s Accounting Standards Codification.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s employee stock purchase plan primarily due to the difference in their respective expected terms.

As stock-based compensation expense recognized in the Statement of Operations for 2009, 2008 and 2007 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  The Compensation-Stock Compensation Topic of the FASB’s Accounting Standards Codification requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.8%, 6.8% and 3.7% for the years ended December 31, 2009, 2008 and 2007, respectively, based on historical experience.

Compensation expense related to stock-based compensation for options and awards is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the years ended December 31, 2008, 2007 and 2006 was comprised as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Research and development	$(1,784)	$(2,262)	$(1,997)
General and administrative	(4,117)	(4,000)	(4,222)
Employee and non-employee director stock-based compensation expense	$(5,901)	$(6,262)	$(6,219)

At December 31, 2009, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $6.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

Net Loss Per Share

The Company calculated net loss per share in accordance with the Earnings Per Share Topic of the FASB’s Accounting Standards Codification. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2009	2008	2007
Historical:
Net loss (in thousands)	$(26,165)	$(26,934)	$(21,831)

Weighted average common shares	30,935,090	30,602,635	30,350,277
Weighted average unvested common shares subject to repurchase	—	(154)	(23,509)

Denominator for basic and diluted earnings per share	30,935,090	30,602,481	30,326,768

Basic and diluted net loss per share	$(0.85)	$(0.88)	$(0.72)

	Years Ended December 31,
	2009	2008	2007

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Common stock subject to repurchase	—	—	1,275
Options to purchase common stock	6,775,388	5,035,184	4,120,085

	6,775,388	5,035,184	4,121,360

Segment Reporting

The Company currently operates in a single operating segment.

Future Accounting Requirements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU No. 2009-13 on its financial statements.

Adoption of New Accounting Standards

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  ASU No. 2009-05 provides clarification for measuring liabilities at fair value that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses either the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of Topic 820.  ASU No. 2009-05 is effective for financial statements issued for the first reporting period (including interim periods) after issuance.  The adoption of ASU No. 2009-05 did not have a material impact on the Company’s financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,996	$3	$—	$5,999

	$5,996	$3	$—	$5,999

The following is a summary of investments available-for-sale securities at December 31, 2008 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Government Agency Bonds	$6,094	$6	$—	$6,100

	$6,094	$6	$—	$6,100

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2009 and 2008. All of the available-for-sale securities have a contractual maturity at December 31, 2009 of one year or less.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2009	2008
Scientific equipment	$10,441	$10,225
Computer equipment	2,738	3,052
Furniture and fixtures	1,030	1,027
Leasehold improvements	11,792	11,792

	26,001	26,096
Less accumulated depreciation and amortization	(15,487)	(12,678)

	$10,514	$13,418

Depreciation expense was $3.3 million, $3.6 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2009	2008
Accounts payable	$242	$759
Accrued employee benefits	4,155	4,002
Other accrued expenses	882	1,147

	$5,279	$5,908

3. Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U. S. Treasuries, U.S. government agency securities and commercial paper holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$24,946	$24,946	$—	$—
U.S. Treasuries	5,999	—	5,999	—
Total financial instruments owned	$30,945	$24,946	$5,999	$—

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

In March 2009, the Company and Ajinomoto further amended the agreement to extend the collaborative period for an additional year through March 2010.  Under the terms of the extension, Ajinomoto agreed to pay the Company incremental research funding. The potential milestone payments upon achievement of certain research and development goals remain unchanged.  Upon commercialization, Ajinomoto will make royalty payments based on sales of Ajinomoto’s products that contain Senomyx novel flavor ingredients discovered under the agreement.

Through December 31, 2009, the Company has received $17.5 million in upfront fees and research and development funding, one milestone of $500,000 and cost reimbursement payments of $480,000.  If all milestones are achieved, and including the $18.5 million in upfront fees, research and development funding, milestone and cost reimbursements paid through December 31, 2009, the Company may be entitled to up to $19.8 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payment, the Company has received minimum periodic royalty payments.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide the Company a sales report and the Company will record any additional calculated royalties as commercial revenues.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2006, the Company entered into a second collaboration agreement with Ajinomoto for the discovery and commercialization of specified natural flavor ingredients.  The agreement requires Ajinomoto to make research and development funding payments for up to three years. This agreement expired in October 2009.  Under the second collaborative agreement, through December 31, 2009 the Company has received $1.4 million in research and development funding.

Cadbury.   In July 2005, the Company entered into a collaboration agreement with Cadbury for the discovery and commercialization of new flavor ingredients in the gum confectionary area. The agreement requires Cadbury to pay an upfront license fee and to make research funding payments for up to two years.  The Company and Cadbury periodically amended the agreement to extend the research funding phase to January 2010.  This agreement expired in January 2010.  Through December 31, 2009, the Company has received $2.9 million in non-refundable upfront license fees and research funding.

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

The agreement was further amended in March 2009 to extend the collaborative period for an additional year, with three annual options of one year each that could further extend the collaboration.  Under the terms of the extension, Campbell will provide additional research funding of $300,000, with additional amounts due upon Campbell’s election of the annual options. The potential milestone payment upon achievement of a certain research and development goal remains unchanged.  Upon commercialization, Campbell will make royalty payments based on sales of Campbell’s products using the new ingredients discovered under the agreement.

Through December 31, 2009, the Company has received $11.2 million in option payments and research and development funding. If all milestones are achieved, and including the $11.2 million in option payments and research and development funding paid through December 31, 2009, the Company may be entitled to up to $12.2 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

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

Through December 31, 2009, the Company has received $15.5 million in research and development funding and one milestone payment of $500,000. If all milestones are achieved, and including the $16.0 million in research and development funding and milestone payment, the Company may be entitled to up to $18.8 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Firmenich.   In December 2007, the Company entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel compounds that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.  Under the agreement, Firmenich has agreed to pay research funding and specified payments upon the achievement of milestones of up to $4.0 million.  In addition, in the event of regulatory approval of a discovered compound, the Company is entitled to minimum periodic royalties.  In the event of commercialization, the Company is entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents.

Through December 31, 2009, the Company has received $2.0 million in research funding and $100,000 in cost reimbursement payments.  If all milestones are achieved and including the $2.1 million in research funding and cost reimbursement paid through December 31, 2009, the Company may be entitled to up to $4.0 million.   There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

In November 2008, the Company entered into a Collaborative Commercialization and License Agreement with Firmenich for S2383, the Company’s novel enhancer of the high-intensity sweetener sucralose.  Under the terms of the agreement, Firmenich has agreed to pay to the Company royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.   Through December 31, 2009, the Company has not received any royalties based on sales of S2383.  There is no guarantee that the Company will receive any royalties under this collaboration.

In July 2009, the Company entered into a third collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste of effect of sucrose, fructose or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  Under the agreement, Firmenich has agreed to pay a license fee, payable in three installments, research and development fees and specified payments upon the achievement of milestones.  In the event of commercialization, the Company is entitled to receive royalties on future sales of products containing a discovered flavor ingredient.  Through December 31, 2009, the Company has received $12.9 million in license fees and research and development funding.  In January 2010, the remaining $8 million portion of the second license fee installment became due to the Company.  In addition to the license fee installment, the Company will also receive additional payments related to the achievement of one or more milestones and for reimbursement of specified expenses in accordance with the terms of the agreement.  If all milestones are achieved and all extension periods are exercised, and including the $12.9 million in license fees and research and development funding paid through December 31, 2009, the Company may be entitled to up to $34.5 million.

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

Kraft Foods agreed to make research funding payments related to the May 2002 program of $1.8 million over the period from May 2002 through December 2003, $1.8 million over the period from January 2004 through May 2005, $339,000 over the period May 2005 through July 2005, and $1.7 million from July 2005 through November 2006.  The Company earned a milestone payment of $375,000 in 2002 and a milestone payment of $250,000 in 2006 under the May 2002 research program.

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

In July 2007, the Company further amended the collaboration agreement to extend until December 9, 2008 Kraft Foods’ ability to evaluate novel flavor modifiers under development by us for potential use by Kraft Foods on an exclusive basis in a specified product field in the dessert product category and on a co-exclusive basis in the powdered beverage product field.  In October 2007 the Company received notification from Kraft Foods terminating the collaboration agreement effective as of December 2007.  All rights previously licensed to Kraft Foods returned to the Company upon such termination.

Through December 31, 2009, the Company has received $12.1 million in research and development funding and two milestone payments which totaled $625,000.

Nestlé.   In April 2002, as amended in April 2005, April 2008 and September 2008, the Company entered into a collaboration agreement with Nestlé for the discovery and development of specified flavors and flavor enhancers. The agreement requires Nestlé to make research funding payments through April 2010, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product development goals and, in the event of commercialization, receive royalties on net sales of collaborator products containing a discovered ingredient. The Company received payments for the achievement of four milestones in 2002, 2003, 2004 and 2005.  The Company also received payment for the reimbursement of certain regulatory expenses in 2005.  Through December 31, 2009, the Company has received $13.9 million in research and development funding, four milestone payments of $375,000 each, and $339,000 in reimbursement of certain regulatory costs. In addition, the Company has received royalties on net sales of collaborator products containing discovered flavor ingredients. If all milestones are achieved, and including the $15.7 million in research and development funding, milestones and reimbursement of certain regulatory expenses, the Company may be entitled to up to $17.5 million.  In addition, the Company has received royalty payments and minimum periodic royalty payments from Nestlé.  The agreement currently has a specified escalating non-refundable payment arrangement in lieu of a sales-based royalty through March 2010.  After March 2010, the agreement will revert back to a sales-based royalty.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In October 2004, the Company entered into a second product discovery and development collaboration agreement with Nestlé which provides for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients, subject to extension or earlier termination under specified circumstances.  This agreement has subsequently been extended for three three-month increments and one 12-month increment.  The agreement has also been amended to agree that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 2010, one year earlier than anticipated.  The Company is also eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.  There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Under this second agreement, through December 31, 2009, the Company has received $9.7 million in research and development funding, one milestone of $350,000 and one milestone of $500,000. If all milestones are achieved, and including the $10.6 million in research and development funding and milestone, the Company may be entitled to up to $12.1 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Solae.   In April 2007, as amended in September 2008 and April 2009, the Company entered into a collaboration agreement with Solae for the discovery and commercialization of novel flavor ingredients for soy proteins.  The agreement requires Solae to make research funding payments through 2010, subject to earlier termination under specified circumstances.  The Company is also eligible to receive milestone payments upon the achievement of specific product discovery and development goals, and in the event of commercialization, royalties on future sales of products containing flavor ingredients developed under the agreement.  Through December 31, 2009, the Company has received $3.6 million in research and development funding and one milestone payment of $250,000.  If all milestones are achieved and including the $3.9 million in research and development funding and milestone, the Company may be entitled to up to $6.4 million.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

In connection with the above listed collaboration agreements, the Company has recognized development revenue of $14.6 million, $16.8 million and $18.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company has deferred revenue of $11.2 million and $2.3 million, respectively.

5. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Company moved the majority of its operations to the new facility in November 2006.  Rent payments on the facility commenced April 1, 2007. The Nexus Lease provides for an annual minimum 3% rent increase. The Company began recognizing rent expense upon the facility being ready to occupy.  Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1.7 million, $1.7 million and $2.1 million, respectively.  The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2009, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2010	$2,632
2011	2,688
2012	2,759
2013	2,837
2014	2,921
Thereafter	6,620

Total minimum lease payments	$20,457

In connection with certain license agreements, the Company’s annual future minimum obligation payments are $153,000 for the year ending December 31, 2010.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.  No shares of convertible preferred stock were outstanding as of December 31, 2009 or 2008.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 12,280,040 shares of common stock.  At December 31, 2009, the Company has repurchased a total of 131,153 shares and 3,375,832 shares remain available for grant under the Plan.  The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Since the Plan’s inception, under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2009, of which no shares are subject to repurchase.  No restricted stock purchase rights were granted during the years ended December 31, 2009, 2008 or 2007.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.  At December 31, 2009, no shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2009:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-3.20	565,487	5.23	$1.20	422,862	$0.99
$3.21-3.21	1,867,400	9.13	$3.21	42,397	$3.21
$3.40-7.49	1,762,935	6.88	$6.62	1,213,677	$6.51
$8.00-12.91	1,382,140	6.38	$11.39	1,129,591	$11.12
$13.10-16.25	1,161,626	6.32	$15.50	1,074,424	$15.55
$16.45-18.99	35,800	5.70	$18.17	35,769	$18.17

	6,775,388		$7.79	3,918,720	$9.79

As of December 31, 2009, the total intrinsic value of options outstanding and exercisable was $1.2 million.  At December 31, 2009, the weighted average remaining contractual term for options vested and exercisable was 6.0 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2009:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2007	3,489,874	$9.86
Granted	1,214,691	$12.86
Exercised	(230,492)	$5.61
Cancelled	(353,988)	$12.70

Outstanding at December 31, 2007	4,120,085	$10.74
Granted	1,184,490	$7.08
Exercised	(31,269)	$5.91
Cancelled	(238,122)	$11.53

Outstanding at December 31, 2008	5,035,184	$9.87
Granted	2,387,060	$3.12
Exercised	(41,431)	$1.78
Cancelled	(605,425)	$7.13

Outstanding at December 31, 2009	6,775,388	$7.79

The total intrinsic value of stock option exercises during the years ended December 31, 2009, 2008 and 2007 was $83,000, $18,000 and $1.5 million, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 1,513,096 shares to be granted.  At December 31, 2009, 912,365 shares of common stock have been issued under the Purchase Plan at an average price of $4.41 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2009
Common stock options granted and outstanding	6,775,388
Common stock options reserved for future grant	3,375,832
Common stock reserved under Purchase Plan	600,731
Total common stock shares reserved for future issuance	10,751,951

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

7. Income Taxes

The Company follows the provisions of the Income Taxes Topic of FASB’s Accounting Standards Codification that defines a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Income Taxes Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under the Income Taxes Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  As a result of adoption, the Company recorded no additional tax liability.  The total amount of unrecognized tax benefits as of January 1, 2009 was approximately $1.1 million.   As of December 31, 2007, the Company has completed its analysis of whether the deferred tax assets for net operating losses of $105.8 million and research and development credits of $2.6 million generated in years prior to 2008 would be subject to an annual limitation as a result of an ownership change.  The Company’s analysis concluded that the Company’s deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of the multiple ownership changes which occurred.  The

Company has determined that it will reserve a portion of the available research and development credit carryforward as this has historically been the amount disallowed by relevant tax authorities.  As a result of the completion of the analysis, the Company has included the net operating loss and research and development credit carryforward net of the amount to be expired as a deferred tax asset.  However, the Company has determined that sufficient future taxable income will not be available to realize the deferred tax assets for net operating loss and research and development credit carryforwards.  Therefore, the Company has recognized a full valuation allowance for these deferred tax assets.

The completion of the Company’s Section 382 and 383 analyses for years prior to 2008 does not prevent further limitations to the Company’s net operating loss and research and development credit carryforwards.  The Company updated the Section 382 and 383 analyses through December 31, 2009 and determined that there has not been a subsequent ownership change; however, additional limitations may arise if the Company experiences an ownership change in subsequent years.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

Balance at January 1, 2009	$1,096
Additions based on tax positions related to the current year	219
Additions for tax positions of prior years	226
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2009	$1,541

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions.  The Company’s tax years for 2006 and forward are subject to examination by the IRS and tax years 2005 and forward are subject to examination by California tax authorities.  Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years.  The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2009 and 2008, the Company did not recognize any interest or penalties.  Upon adoption of the Income Taxes Topic on January 1, 2007, the Company did not record any interest or penalties.

Significant components of the Company’s net deferred tax assets at December 31, 2009 and 2008 are shown below (in thousands). A valuation allowance of $70.7 million and $61.4 million has been established to offset the net deferred tax assets as of December 31, 2009 and 2008, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$48,589	$45,518
Capitalized research and development	6,009	5,473
Research and development credits	3,704	3,292
Deferred revenue	4,561	931
Stock compensation	5,194	4,278
Other, net	2,606	1,899

Total deferred tax assets	70,663	61,391

Total deferred tax liabilities	—	—

Net deferred tax assets	70,663	61,391
Valuation allowance for deferred tax assets	(70,663)	(61,391)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2009, 2008 and 2007, due to the following (in thousands):

	2009	2008	2007
Federal income taxes at 35%	$(9,158)	$(9,427)	$(7,640)
State income tax, net of federal benefit	(1,503)	(1,548)	(1,254)
Tax effect on non-deductible expenses and credits	1,229	3,570	374
Other	(154)	—	—
Increase in valuation allowance	9,427	7,405	8,520
	$(159)	$—	$—

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2009 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.1 million.

At December 31, 2009, the Company had federal and California tax net operating loss carryforwards of approximately $139.5 million and $34.4 million, respectively.  The federal and California tax loss carryforwards will begin to expire in 2019 and 2012, respectively, unless previously utilized.

At December 31, 2009, the Company also had federal and California research and development tax credit carryforwards of approximately $3.9 million and $2.9 million, respectively. The federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$3,512	$2,966	$4,157	$4,876
Total operating expenses	10,865	11,035	10,489	9,494
Net loss	(7,341)	(8,047)	(6,165)	(4,612)
Basic and diluted net loss per common share	$(0.24)	$(0.26)	$(0.20)	$(0.15)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$6,069	$3,566	$4,035	$3,496
Total operating expenses	11,452	11,552	10,762	11,589
Net loss	(4,823)	(7,677)	(6,479)	(7,955)
Basic and diluted net loss per common share	$(0.16)	$(0.25)	$(0.21)	$(0.26)

9. Subsequent Event

On January 29, 2010 the Company announced that Firmenich SA has made a decision to proceed with commercial development of S6973, the Company’s sucrose (table sugar) enhancer.  In conjunction with Firmenich’s decision to select S6973 for commercial development, the Company will receive an additional $8.0 million license fee payment from Firmenich during the first quarter of 2010. The Company will also receive additional payments relating to the achievement of one or more milestones and for reimbursement of specified expenses in accordance with the terms of the Collaborative Research and Development Agreement between the Company and Firmenich dated July 28, 2009, as amended.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Senomyx, Inc. and our report dated February 4, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 4, 2010

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2010 Annual Meeting of Shareholders to be held on June 3, 2010, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2009 Executive Bonus Plan (as revised on September 29, 2009).
(4)	10.7+	Non-Employee Director Compensation Policy.
(6)	10.8+	Description of director compensation provided to Jay Short.
(7)	10.9+	Senomyx, Inc. 2009 Executive Bonus Plan.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(8)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between the Registrant and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(9)	10.13+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(8)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between the Registrant and Sharon Wicker.
(10)	10.15+	Employment letter agreement dated December 6, 2007 between the Registrant and David B. Berger.
(5)	10.16+	Employment letter agreement dated February 20, 2002 between the Registrant and Antony E. Rogers.
(8)	10.17+	Form of Amended and Restated Change in Control Agreement.
(11)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.

	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., the Registrant and ARE-Nexus Centre II, LLC.
(9)	10.20*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(12)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.
(1)	10.24*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(13)	10.25*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(14)	10.26*	Fifth Amendment dated March 27, 2009 to the Collaborative Research and License Agreement dated March 28, 2001 between the Registrant and Campbell Soup Company.
(1)	10.27*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(15)	10.28*	Second Amendment dated April 17, 2005 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(13)	10.29*	Third Amendment dated March 22, 2006 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003 and April 17, 2005, between the Registrant and Nestec, Ltd.
(16)	10.30*

Fourth Amendment dated April 14, 2008 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006, between the Registrant and Nestec, Ltd.

(17)	10.31*

Fifth Amendment dated September 15, 2008 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006 and April 14, 2008, between the Registrant and Nestec, Ltd.

(3)	10.32*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec, Ltd.
(10)	10.33*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(1)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004, between the Registrant and the Coca-Cola Company.
(16)	10.35*

Second Amendment dated April 8, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004, between the Registrant and the Coca-Cola Company.

(13)	10.36*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(9)	10.37*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.

(18)	10.38*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(19)	10.39*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.40*	Fourth Amendment dated March 23, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(18)	10.41*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(17)	10.42*	First Addendum dated September 1, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 23, 2007 between Senomyx, Inc. and Solae, LLC.
(5)	10.43*	Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between the Registrant and Firmenich SA.
	10.44*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between the Registrant and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.

(5)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(6)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(7)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009 and incorporated herein by reference.

(8)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(9)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(10)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

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

(14)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(15)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(16)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(17)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(19)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.

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
Kent Snyder
Chief Executive Officer and Chairman of the Board of Directors

Dated: February 4, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kent Snyder and Antony Rogers, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENT SNYDER	Chief Executive Officer and Chairman	February 4, 2010
Kent Snyder	of the Board of Directors
(Principal Executive Officer)

/S/ ANTONY ROGERS	Vice President and Chief Financial Officer	February 4, 2010
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ ROGER D. BILLINGSLEY	Director	February 4, 2010
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	February 4, 2010
Stephen A. Block, Esq.

/S/ MICHAEL E. HERMAN	Director	February 4, 2010
Michael E. Herman

/S/ JAY M. SHORT	Director	February 4, 2010
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	February 4, 2010
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2009 Executive Bonus Plan (as revised on September 29, 2009).
(4)	10.7+	Non-Employee Director Compensation Policy.
(6)	10.8+	Description of director compensation provided to Jay Short.
(7)	10.9+	Senomyx, Inc. 2009 Executive Bonus Plan.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between the Registrant and Kent Snyder.
(8)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between the Registrant and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between the Registrant and John Poyhonen.
(9)	10.13+	Employment letter agreement dated March 14, 2006 between the Registrant and Sharon Wicker.
(8)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between the Registrant and Sharon Wicker.
(10)	10.15+	Employment letter agreement dated December 6, 2007 between the Registrant and David B. Berger.
(5)	10.16+	Employment letter agreement dated February 20, 2002 between the Registrant and Antony E. Rogers.
(8)	10.17+	Form of Amended and Restated Change in Control Agreement.
(11)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Registrant.
	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., the Registrant and ARE-Nexus Centre II, LLC.
(9)	10.20*	License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(12)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between the Registrant and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between the Registrant and Aurora Biosciences Corporation.

(1)	10.24*	Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002 and February 19, 2004 between the Registrant and Campbell Soup Company.
(13)	10.25*

Fourth Amendment to the Collaborative Research and License Agreement dated March 28, 2001, as amended July 26, 2002, November 5, 2002, February 19, 2004 and February 24, 2006 between the Registrant and Campbell Soup Company.

(14)	10.26*	Fifth Amendment dated March 27, 2009 to the Collaborative Research and License Agreement dated March 28, 2001 between the Registrant and Campbell Soup Company.
(1)	10.27*	Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(15)	10.28*	Second Amendment dated April 17, 2005 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, between the Registrant and Nestec, Ltd.
(13)	10.29*	Third Amendment dated March 22, 2006 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003 and April 17, 2005, between the Registrant and Nestec, Ltd.
(16)	10.30*

Fourth Amendment dated April 14, 2008 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005 and March 22, 2006, between the Registrant and Nestec, Ltd.

(17)	10.31*

Fifth Amendment dated September 15, 2008 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006 and April 14, 2008, between the Registrant and Nestec, Ltd.

(3)	10.32*	Collaborative Research and License Agreement, dated October 26, 2004, between the Registrant and Nestec, Ltd.
(10)	10.33*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between the Registrant and Nestec, Ltd.
(1)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004, between the Registrant and the Coca-Cola Company.
(16)	10.35*

Second Amendment dated April 8, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 22, 2002, as amended April 7, 2004, between the Registrant and the Coca-Cola Company.

(13)	10.36*	Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(9)	10.37*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(18)	10.38*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(19)	10.39*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(14)	10.40*	Fourth Amendment dated March 23, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between the Registrant and Ajinomoto Co., Inc.
(18)	10.41*	Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and Solae, LLC dated April 23, 2007.
(17)	10.42*	First Addendum dated September 1, 2008 to the Collaborative Research, Development, Commercialization and License Agreement dated April 23, 2007 between Senomyx, Inc. and Solae, LLC.

(5)	10.43*	Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between the Registrant and Firmenich SA.
	10.44*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 20, 2009 between the Registrant and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.

(5)           Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(6)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(7)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2009 and incorporated herein by reference.

(8)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(9)           Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(10)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

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

(14)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference.

(15)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference.

(16)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference.

(17)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference.

(18)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(19)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.