Form 10-Q
period 2010-03-31
SENOMYX INC
filed 2010-04-29
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 23, 2010:  38,600,777

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$9,395	$25,075
Investments available-for-sale	41,576	5,999
Other current assets	1,020	866
Total current assets	51,991	31,940

Investments available-for-sale	3,000	—
Property and equipment, net	9,887	10,514
Total assets	$64,878	$42,454

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,339	$5,279
Leasehold incentive obligation	987	987
Deferred revenue	12,220	7,610
Total current liabilities	17,546	13,876

Deferred rent	1,428	1,400
Leasehold incentive obligation	5,841	6,088
Deferred revenue	3,825	3,583

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2010 (unaudited) and December 31, 2009	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2010 (unaudited) and December 31, 2009; 38,600,777 and 31,108,201 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	39	31
Additional paid-in capital	240,204	219,686
Accumulated other comprehensive (loss)/gain	(12)	3
Accumulated deficit	(203,993)	(202,213)
Total stockholders’ equity	36,238	17,507
Total liabilities and stockholders’ equity	$64,878	$42,454

[NOTE: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Development revenues	$6,921	$3,333
Commercial revenues	810	179

Total revenues	7,731	3,512

Operating expenses:
Research and development	6,396	7,586
General and administrative	3,125	3,279

Total operating expenses	9,521	10,865

Loss from operations	(1,790)	(7,353)

Interest income	10	12

Net loss	$(1,780)	$(7,341)

Basic and diluted net loss per share	$(0.05)	$(0.24)

Shares used to compute basic and diluted net loss per share	34,575,192	30,761,023

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities
Net loss	$(1,780)	$(7,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	712	850
Amortization of premium/(accretion of discount) on available-for-sale securities	4	(9)
Amortization of leasehold incentive obligation	(247)	(247)
Stock-based compensation for non-employees	25	(3)
Stock-based compensation for employees and non-employee directors	1,393	1,518
Change in operating assets and liabilities:
Other assets	(99)	(963)
Accounts payable, accrued expenses and other current liabilities	(1,075)	(257)
Deferred revenue	4,852	(1,121)
Deferred rent	28	45
Net cash provided by/(used in) operating activities	3,813	(7,528)

Investing activities
Purchases of property and equipment	(85)	(22)
Purchases of available-for-sale securities	(40,651)	(9,985)
Maturities of available-for-sale securities	2,000	6,100
Net cash used in investing activities	(38,736)	(3,907)

Financing activities
Proceeds from issuance of common stock	19,243	376
Net cash provided by financing activities	19,243	376

Net decrease in cash and cash equivalents	(15,680)	(11,059)
Cash and cash equivalents at beginning of period	25,075	34,006
Cash and cash equivalents at end of period	$9,395	$22,947

Supplemental disclosure of cash flow information:
Proceeds from issuance of common stock (net) included in accounts payable, accrued expenses and other current liabilities	$135	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$—	$290

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be reported for the year ending December 31, 2010.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

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

Commercial revenues include revenues from commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.  Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, the majority of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three months ended March 31, 2010 and 2009 was comprised as follows (in thousands):

	Three months ended March 31,
	2010	2009
Research and development	$(533)	$(506)
General and administrative	(860)	(1,012)
Employee and non-employee director stock-based compensation expense	$(1,393)	$(1,518)

At March 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.6 million, which is expected to be recognized over a weighted average period of 2.5 years.

Net Loss Per Share

The Company calculated net loss per share in accordance with the Earnings Per Share Topic of the FASB’s ASC. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2010	2009
Historical:
Numerator:
Net loss (in thousands)	$(1,780)	$(7,341)
Denominator:
Weighted average common shares	34,575,192	30,761,023

Basic and diluted net loss per share	$(0.05)	$(0.24)

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

	Three months ended March 31,
	2010	2009

Comprehensive loss	$(1,795)	$(7,341)

Adoption of New Accounting Standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The Company adopted this guidance effective January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial statements.  As of the adoption date and during the first quarter of 2010, the Company did not have any non-financial assets or liabilities.

In February 2010, the FASB issued guidance to amend the disclosure requirements to, among other things, remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The Company adopted this guidance effective January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

Future Accounting Requirements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU No. 2009-13 on its financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$17,985	$—	$(1)	$17,984
U.S. government agency securities	25,083	—	(9)	25,074
Corporate debt	1,520	—	(2)	1,518

	$44,588	$—	$(12)	$44,576

The following is a summary of investments available-for-sale at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$5,996	$3	$—	$5,999

	$5,996	$3	$—	$5,999

None of the Company’s investments in individual securities have been in a continuous unrealized loss position for 12 months or greater.  Consequently, the Company has deemed the unrealized losses on securities held at March 31, 2010 to be temporary.  Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2010 and 2009.  As of March 31, 2010, the Company held $41.6 million of available-for-sale securities with maturity dates within one year and $3.0 million with maturity dates over one year and less than two years.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company uses the market approach to value all Level 2-classified assets.  The Company classifies U. S. Treasury bills, U. S. government agency securities and corporate debt as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$8,824	$8,824	$—	$—
U.S. Treasuries	17,984	—	17,984	—
U.S. government agency securities	25,074	—	25,074	—
Corporate debt	1,518	—	1,518	—
Total financial instruments owned	$53,400	$8,824	$44,576	$—

4.                                      Stockholders’ Equity

Public Offering

On February 18, 2010, the Company completed a public offering of 7.1 million shares of common stock for proceeds to the Company of $18.6 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement.

5.                                      Product Discovery and Development Collaborations

On January 29, 2010 the Company announced that Firmenich SA decided to proceed with commercial development of S6973, the Company’s lead enhancer of sucrose (table sugar).  In conjunction with Firmenich’s decision to select S6973 for commercial development, the Company received an additional $8.0 million license fee payment from Firmenich during the first quarter of 2010.  The Company also received additional payments relating to the achievement of one or more milestones and for reimbursement of specified expenses in accordance with the terms of the Collaborative Research and Development Agreement between the Company and Firmenich dated July 28, 2009, as amended.

On March 11, 2010, the Company and Solae LLC (or “Solae”) amended their agreement pursuant to which the Company agreed with Solae to conclude the research phase of the collaboration and to provide Solae with additional time to select flavor ingredients developed under the agreement for future development. As a result of this most recent amendment, Solae’s right to select a flavor ingredient for future development was limited to specified flavor ingredients and the level of research support during 2010 was reduced to reflect a reduction in the Company’s internal research and development resources dedicated to the collaboration. Except for the specified flavor ingredients that Solae may select, the Company now has freedom to license other existing flavor ingredients, and to collaborate with others for the discovery of new flavor ingredients, for the purpose of blocking the bitter taste associated with any protein, including soy-based protein.

On March 23, 2010 Campbell Soup Company (or “Campbell”) exercised their option to extend the collaborative research period under the Collaborative Research and License Agreement between Campbell and the Company dated March 28, 2001, as amended, for an additional year (through March 28, 2011).  During the extension period, Campbell will continue to provide incremental research funding.  Following this first option exercise, Campbell now retains two annual options of one year each that could further extend the collaborative period for up to two additional years. The other material terms of the agreement remain unchanged.

6.                                      Subsequent Events

The research period under the Collaborative Research, Development, Commercialization and License Agreement between Senomyx, Inc. and The Coca-Cola Company dated April 22, 2002, as amended (the “2002 Collaboration Agreement”), expired on April 22, 2010. As a result, the 2002 Collaboration Agreement terminated on its own terms on that date.  On April 23, 2010 the Company entered into a Term Sheet with The Coca-Cola Company which includes key commercial and financial terms for the potential continuation and expansion of a collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from Senomyx’s sweet taste technology (the “Term Sheet”). Under the Term Sheet, the Company has agreed to use commercially reasonable efforts to negotiate the definitive terms of a new collaborative agreement with The Coca-Cola Company over the next 60 days. During this 60 day period Senomyx will continue to receive funding from The Coca-Cola Company at the same rate provided under the 2002 Collaboration Agreement.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2009 included with our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and bitter blockers, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient supply industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Campbell Soup Company, or Campbell, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We also recently entered into a term sheet with The Coca-Cola Company, or Coke, which includes key commercial and financial terms for the potential continuation and expansion of a collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology. We anticipate that we will derive all of our revenues from existing and future product discovery and development agreements. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Our principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2010 our accumulated deficit was $204.0 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  the demand for our collaborators’ products containing our flavor ingredients; and

•                  general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

In January 2010 we announced that Firmenich SA decided to proceed with commercial development of S6973, our lead enhancer of sucrose (table sugar).  In conjunction with Firmenich’s decision to select S6973 for commercial development, we received an additional $8 million license fee payment from Firmenich during the first quarter of 2010. We also received additional payments relating to the achievement of one or more milestones and for reimbursement of specified expenses in accordance with the terms of the Collaborative Research and Development Agreement between us and Firmenich dated July 28, 2009, as amended.

In February 2010, we completed a public offering of 7.1 million shares of common stock for proceeds to us of $18.6 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement.

In March 2010, we and Solae amended our agreement pursuant to which we agreed with Solae to conclude the research phase of the collaboration and to provide Solae with additional time to select flavor ingredients developed under the agreement for future development. As a result of this most recent amendment, Solae’s right to select a flavor ingredient for future development was limited to specified flavor ingredients and the level of research support during 2010 was reduced to reflect a reduction in our internal research and development resources dedicated to the collaboration. Except for the specified flavor ingredients that Solae may select, we now have freedom to license other existing flavor ingredients, and to collaborate with others for the discovery of new flavor ingredients, for the purpose of blocking the bitter taste associated with any protein, including soy based protein.

In March 2010, Campbell exercised their option to extend the collaborative research period under our Collaborative Research and License Agreement dated March 28, 2001, as amended, for an additional year (through March 28, 2011).  During the extension period, Campbell will continue to provide incremental research funding.  Following this first option exercise, Campbell now retains two annual options of one year each that could further extend the collaborative period for up to two additional years. The other material terms of the agreement remain unchanged.

The research period under our Collaborative Research, Development, Commercialization and License Agreement with The Coca-Cola Company dated April 22, 2002, as amended (the “2002 Collaboration Agreement”), expired on April 22, 2010.  As a result, the 2002 Collaboration Agreement terminated on its own terms on that date.  In April 2010 we entered into a Term Sheet with The Coca-Cola Company which includes key commercial and financial terms for the potential continuation and expansion of a collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology (the “Term Sheet”). Under the Term Sheet, we have agreed to use commercially reasonable efforts to negotiate the definitive terms of a new collaborative agreement with The Coca-Cola Company over the next 60 days. During this 60 day period we will continue to receive funding from The Coca-Cola Company at the same rate provided under the 2002 Collaboration Agreement.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $7.7 million and $3.5 million during the three months ended March 31, 2010 and 2009, respectively.  The increase was primarily due to the recognition of revenue associated with upfront license payments, milestones, cost reimbursements and research and development funding associated with our Sweet Enhancer collaboration with Firmenich, which commenced in July 2009.  Research and development payments, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended March 31, 2010.  Research and development payments, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended March 31, 2009.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.4 million and $7.6 million for the three months ended March 31, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Salaries and personnel	$2,760	$3,081
Facilities and depreciation	1,304	1,452
Research and development supplies	635	899
Patent and licensing	587	770
Stock-based compensation	558	503
Outside services	387	689
Miscellaneous	165	192
Total research and development expenses	$6,396	$7,586

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.8 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease of $321,000 was primarily due to decreases in payroll expenses of approximately $290,000 and employee benefits-related expenses of approximately $50,000, partially offset by an increase in consulting expenses of approximately $43,000.  Our research and development staff decreased from an average of 95 for the three months ended March 31, 2009 to an average of 77 for the three months ended March 31, 2010.   The reduction in headcount resulted from the decision to not fill certain open positions that resulted from natural attrition and the elimination of selected positions.  In many cases, these positions were eliminated based on the consolidation of certain functions.  We do not anticipate a significant increase in headcount during 2010.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.3 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. The decrease of $148,000 was mostly attributable to a decrease in depreciation expense of approximately $137,000 primarily due to instrumentation, equipment used in research and development activities and computers becoming fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $635,000 and $899,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease of $264,000 was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities.

Patent and Licensing.  Our patent and licensing expenses were $587,000 and $770,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease of $183,000 was primarily attributable to decreased patent legal expenses due to the timing of filings.

Stock-based Compensation.  Our stock-based compensation expenses were $558,000 and $503,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase of $55,000 was primarily attributable to an increase in expense associated with grants made to outside consultants and our employee stock purchase program.

Outside Services.  Our outside services expenses were $387,000 and $689,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease of $302,000 was primarily attributable to expense timing related to outsourced regulatory support activities for product candidates and a decrease in costs for outsourced research activities.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.1 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively.  The $154,000 decrease in expenses was primarily attributable to a decrease in stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of March 31, 2010 we had received in excess of $190.3 million in proceeds from the sales of common and preferred stock.  In addition, we had received $122.1 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.2 million in interest income.  As of March 31, 2010, over the remaining life of our current collaboration agreements, we expect to receive an additional $9.5 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At March 31, 2010, we had $54.0 million in cash, cash equivalents and investments available-for-sale as compared to $31.1 million at December 31, 2009, an increase of $22.9 million.  This overall increase resulted primarily from our February 2010 offering, which raised approximately $18.6 million.  In addition, increases in operating liabilities, primarily due to the receipt of an $8.0 million upfront license payment from Firmenich in the first quarter of 2010, increased our cash, cash equivalents and investments available-for-sale from December 31, 2009 to March 31, 2010.  These increases were partially offset by the use of cash to fund our operations.

Operating Activities

Operating activities provided cash of $3.8 million for the three months ended March 31, 2010 and used cash of $7.5 million for the three months ended March 31, 2009.  Our net loss decreased $5.6 million to $1.8 million for the three months ended March 31, 2010 compared to $7.3 million for the three months ended March 31, 2009.  Non-cash expenses decreased $222,000 to $1.9 million for the three months ended March 31, 2010 from $2.1 million for the three months ended March 31, 2009.  The decrease in non-cash expenses was primarily due to decreases in depreciation expense and in stock-based compensation for employees.  Net decreases in other assets used cash of $99,000 and $963,000 during the three months ended March 31, 2010 and 2009, respectively.  Net increases in operating liabilities provided cash of $3.8 million during the three months ended March 31, 2010.  The overall increase in operating liabilities was primarily due to the receipt of an $8.0 million upfront license payment from Firmenich.  Net decreases in operating liabilities over the three months ended March 31, 2009 used cash of $1.3 million.

Investing Activities

Investing activities used cash of $38.7 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively.  Cash used by investing activities in the three months ended March 31, 2010 and 2009 reflects the purchases of available-for-sale securities to obtain higher rates of interest income, partially offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $19.2 million and $376,000 for the three months ended March 31, 2010 and 2009, respectively.  Cash provided by financing activities in the three months ended March 31, 2010 reflects net proceeds from our February 2010 offering, which raised approximately $18.6 million.  In addition, cash provided by financing activities in the three months ended March 31, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $545,000.  Cash provided by financing activities in the three months ended March 31, 2009 reflects the net proceeds from the issuance or sale of common stock of $376,000, primarily pursuant to purchases of stock from the employee stock purchase program and the exercise of employee and non-employee stock options.

As of March 31, 2010 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$19,814	$2,648	$5,481	$5,800	$5,885
License payments	124	124	—	—	—
Total	$19,938	$2,772	$5,481	$5,800	$5,885

As of March 31, 2010, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of March 31, 2010, over the remaining life of our current collaboration agreements, we expect to receive an additional $9.5 million in research and development payments from our collaborators.  As of March 31, 2010, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $19.3 million.  In the next nine months (through December 31, 2010), we anticipate receiving $2.6 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the achievement of additional milestones, or to new collaborations or extensions of existing collaborations.  This does not include any additional payments we will receive related to royalties from the sale of products containing our flavor ingredients.  We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements.  In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect.  We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories.

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

Off-Balance Sheet Arrangements

As of March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC).  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

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

Commercial revenues include revenues from commercial milestones, royalties on sales made by our collaborators of products incorporating our flavor ingredients and minimum periodic royalty payments.  Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Annual royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, the majority of our commercial revenues have been related to minimum periodic royalty payments.

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

Employee and non-employee director stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $1.4 million and $1.5 million, respectively. At March 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.6 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2010 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.9%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2010 would increase by $0.13 per share, or 8.1%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the three months ended March 31, 2010, we have calculated a weighted average expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2010 would increase by $0.17 per share, or 11.1%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.8% for the three months ended March 31, 2010) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2010 by $0.07 per share, or 4.3%.

For the three months ended March 31, 2010 and 2009, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.9% and 6.8% for the three months ended March 31, 2010 and 2009, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

ITEM 4.                                                     CONTROLS AND PROCEDURES

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1A.                                            RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2009.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

Risks Related To Our Business

We are dependent on our current and any future product discovery and development collaborators for our research and development funding.*

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, substantially all of our research and development funding has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn material royalties on future sales of consumer products incorporating our flavor ingredients.

Our current collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Cadbury concluded on January 14, 2010, and our second agreement with Nestlé was amended to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.  More recently, on April 23, 2010 we entered into a term sheet with The Coca-Cola Company which includes key commercial and financial terms for the potential continuation and expansion of a collaborative research program.  There can be no assurance that we will reach an agreement with The Coca-Cola Company on favorable terms, or at all, or that any collaboration agreement between us and The Coca-Cola Company will be on the terms that are currently being discussed.

If any or all of our current material agreements with our collaborators expire or are terminated, or if we are unable to enter into new product discovery and development collaborations, our research and development funding could significantly decline or be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.*

We are dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, may choose not to incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all, or may pursue a competitor’s product if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile.  If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

Our business and operating results may be adversely affected by unfavorable economic and market conditions.*

Our business depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and ingredient companies. Our arrangements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The current weak global economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs. In some instances the result may be that companies elect to defer or delay entering into a collaborative agreement with us, or existing collaborators may amend, terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.*

We may not be able to enter into additional product discovery and development collaborations due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators. Consolidation in our target markets may also limit the number of potential collaborators.  Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us.  If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business will be significantly diminished.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $1.8 million for the three months ended March 31, 2010. As of March 31, 2010, we had an accumulated deficit of approximately $204.0 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention or the validity of any issued patent;

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

We are not currently a party to any litigation, interference, opposition, protest, reexamination, reissue or any other potentially adverse governmental, ex parte or inter-party proceeding with regard to our patent or trademark positions.  However, the life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, oppositions, reexamination, protest or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties.  Third parties may also challenge the validity of any of our issued patents.  Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our or our licensed intellectual property rights.  In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

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

An adverse ruling arising out of any intellectual property dispute, including an adverse decision as to the priority of our inventions or invalidity of our patents, could undercut or invalidate our intellectual property position. An adverse ruling could also subject us to significant liability for damages, including possible treble damages, prevent us from using technologies or developing products, or require us to negotiate licenses to disputed rights from third parties. Although patent and intellectual property disputes in the technology area are often settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include license fees and ongoing royalties. Furthermore, necessary licenses may not be available to us on satisfactory terms, if at all. Failure to obtain a license in such a case could have a significant adverse effect on our business, financial condition and results of operations.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high potency sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

10.1+	Senomyx, Inc. 2010 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 25, 2010).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 29, 2010	By:	/S/ KENT SNYDER
Kent Snyder
Chief Executive Officer and Chairman of the Board of Directors
(on behalf of the registrant and as the
registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers
Vice President and Chief Financial Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)