Form 10-Q
period 2010-06-30
SENOMYX INC
filed 2010-08-05
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2010:  38,617,540

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$15,830	$25,075
Investments available-for-sale	39,588	5,999
Other current assets	1,714	866
Total current assets	57,132	31,940

Property and equipment, net	9,422	10,514
Total assets	$66,554	$42,454

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,378	$5,279
Leasehold incentive obligation	987	987
Deferred revenue	13,725	7,610
Total current liabilities	20,090	13,876

Deferred rent	1,436	1,400
Leasehold incentive obligation	5,594	6,088
Deferred revenue	6,656	3,583

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at June 30, 2010 (unaudited) and December 31, 2009; no shares issued or outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2010 (unaudited) and December 31, 2009; 38,612,919 and 31,108,201 shares issued and outstanding at June 30, 2010 (unaudited) and December 31, 2009, respectively	39	31
Additional paid-in capital	241,429	219,686
Accumulated other comprehensive gain	7	3
Accumulated deficit	(208,697)	(202,213)
Total stockholders’ equity	32,778	17,507
Total liabilities and stockholders’ equity	$66,554	$42,454

[NOTE: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Development revenues	$5,304	$2,747	$12,225	$6,080
Commercial revenues	352	219	1,162	398

Total revenues	5,656	2,966	13,387	6,478

Operating expenses:
Research and development	7,098	7,844	13,494	15,430
General and administrative	3,286	3,191	6,411	6,470
Total operating expenses	10,384	11,035	19,905	21,900

Loss from operations	(4,728)	(8,069)	(6,518)	(15,422)

Other income	24	22	34	34
Net loss	$(4,704)	$(8,047)	$(6,484)	$(15,388)

Net loss per share, basic and diluted	$(0.12)	$(0.26)	$(0.18)	$(0.50)

Shares used in calculating net loss per share, basic and diluted	38,608,139	30,918,149	36,602,806	30,840,020

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Operating activities
Net loss	$(6,484)	$(15,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,403	1,670
Accretion of premium/(amortization of discount) on available-for-sale securities	39	(24)
Amortization of leasehold incentive obligation	(494)	(494)
Stock-based compensation for non-employees	50	35
Stock-based compensation for employees and non-employee directors	2,549	2,984
Change in operating assets and liabilities:
Other assets	(767)	127
Accounts payable, accrued expenses and other current liabilities	99	(395)
Deferred revenue	9,188	(1,202)
Deferred rent	36	73
Net cash provided by (used in) operating activities	5,619	(12,614)

Investing activities
Purchases of property and equipment	(311)	(327)
Purchases of available-for-sale securities	(50,705)	(18,971)
Maturities of available-for-sale securities	17,000	11,100
Net cash used in investing activities	(34,016)	(8,198)

Financing activities
Proceeds from issuance of common stock	19,152	376
Net cash provided by financing activities	19,152	376

Net decrease in cash and cash equivalents	(9,245)	(20,436)
Cash and cash equivalents at beginning of period	25,075	34,006
Cash and cash equivalents at end of period	$15,830	$13,570

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$—	$19

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be reported for the year ending December 31, 2010.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and six months ended June 30, 2010 and 2009 was comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Research and development	$(399)	$(417)	$(932)	$(923)
General and administrative	(757)	(1,049)	(1,617)	(2,061)
Employee and non-employee director stock-based compensation expense	$(1,156)	$(1,466)	$(2,549)	$(2,984)

At June 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $6.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Historical:
Numerator:
Net loss (in thousands)	$(4,704)	$(8,047)	$(6,484)	$(15,388)
Denominator:
Weighted average common shares	38,608,139	30,918,149	36,602,806	30,840,020

Basic and diluted net loss per share	$(0.12)	$(0.26)	$(0.18)	$(0.50)

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Comprehensive loss	$(4,685)	$(8,050)	$(6,480)	$(15,391)

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

Future Accounting Requirements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years and interim periods of those years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU No. 2009-13 on its financial statements.

In March 2010, the FASB issued guidance regarding the milestone method of revenue recognition.  The guidance indicates that a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The guidance is effective for the Company as of January 1, 2011.  As the Company had previously accounted for all milestones in accordance with the milestone method of revenue recognition, the Company does not expect that the adoption of this guidance will have a material impact on the Company’s financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$11,993	$1	$—	$11,994
U.S. government agency securities	26,074	6	—	26,080
Corporate debt	1,514	—	—	1,514

	$39,581	$7	$—	$39,588

The following is a summary of investments available-for-sale at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$5,996	$3	$—	$5,999

	$5,996	$3	$—	$5,999

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2010 and 2009.  As of June 30, 2010, the Company held $39.6 million of available-for-sale securities with maturity dates within one year.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company uses the market approach to value all Level 2-classified assets.  The Company classifies U. S. Treasury bills, U. S. government agency securities and corporate debt as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  During the six months ended June 30, 2010, the Company did not transfer any assets between Level 1 and Level 2.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$15,707	$15,707	$—	$—
U.S. Treasuries	11,994	—	11,994	—
U.S. government agency securities	26,080	—	26,080	—
Corporate debt	1,514	—	1,514	—
Total financial instruments owned	$55,295	$15,707	$39,588	$—

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

5.                                      Product Discovery and Development Collaborations

Coca-Cola. On April 23, 2010 the Company entered into a Term Sheet with The Coca-Cola Company (the “KO Term Sheet”) under which the Company agreed to use commercially reasonable efforts to negotiate the definitive terms of a collaborative agreement with The Coca-Cola Company through June 22, 2010 for a research program related to the discovery and commercialization of new flavor ingredients resulting from the Company’s sweet taste technology.  Senomyx and The Coca-Cola Company were unable to reach mutually satisfactory terms for a new collaborative research agreement within the period, and accordingly, the KO Term Sheet expired and terminated automatically.

PepsiCo.  On June 23, 2010 the Company entered into a letter agreement with PepsiCo, Inc. (“PepsiCo”) which includes key commercial and financial terms that the parties have agreed to use as the basis for negotiating a potential new multi-year collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from the Company’s sweet taste technology (the “PepsiCo Letter Agreement”). The PepsiCo Letter Agreement contemplates that under the new proposed collaboration agreement PepsiCo’s rights for the use of Senomyx flavor ingredients will be exclusive in all non-alcoholic beverage categories, with the exception of powdered non-alcoholic beverages which will be co-exclusive. The PepsiCo Letter Agreement also contemplates that the Company’s S6973 sucrose enhancer will not be part of any new collaboration agreement between Senomyx and PepsiCo, and that Senomyx will have the right to commercialize this novel flavor ingredient for use in non-alcoholic beverages through other channels.

Under the PepsiCo Letter Agreement, Senomyx and PepsiCo have agreed to negotiate on an exclusive basis and to use best efforts to negotiate the definitive terms of the new proposed collaboration agreement over a period of 60 days.  In consideration for these commitments by Senomyx, PepsiCo has made a payment to Senomyx of $7.5 million. The payment, which is non-refundable except in limited circumstances, will be applied as partial payment towards an upfront fee if Senomyx and PepsiCo enter into a final definitive agreement.  We anticipate recognizing this payment over the potential multi-year term of the proposed collaboration agreement.

6.                                      Subsequent Event

On July 15, 2010 Senomyx entered into an amendment of its Collaborative Research and License Agreement with Nestec, Ltd. (“Nestlé”) dated as of April 18, 2002, as previously amended on October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008 (the “Collaboration Agreement”).

Prior to this most recent amendment of the Collaboration Agreement, the Company agreed with Nestlé, for a two year period which ended March 31, 2010, to a specified escalating payment arrangement in lieu of a sales-based royalty. Under this most recent amendment of the Collaboration Agreement, effective for all Nestlé products that Nestlé manufactures on or after April 1, 2010 and that incorporate the Company’s S336 savory enhancing flavor, the Company agreed with Nestlé to a pre-determined minimum annual royalty amount, with an incremental payment based on Nestlé’s actual use of S336 above a specified based level measured in kilograms.  The specified based level of use for this calculation will remain constant over time; however, both the pre-determined minimum annual royalty amount and the amount of the incremental payment amount per kilogram will increase over time.

This amendment, among other things, also grants Nestlé with additional non-exclusive rights to commercialize certain retail products containing the Company’s S336 savory enhancing flavor in additional countries in Asia.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and bitter blockers, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient supply industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Campbell Soup Company, or Campbell, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and Solae LLC, or Solae. We also recently entered into a letter agreement with PepsiCo, Inc., or PepsiCo, which includes key commercial and financial terms that the parties have agreed to use as the basis for negotiating a potential new multi-year collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology.  We anticipate that we will derive all of our revenues from existing and future product discovery and development agreements. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Our principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2010 our accumulated deficit was $208.7 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  our payment obligations, expected revenue and other terms of any of our agreements;

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

In April 2010, we entered into a Term Sheet, or the KO Term Sheet, with The Coca-Cola Company, or Coca-Cola, under which we agreed to use commercially reasonable efforts to negotiate the definitive terms of a collaborative agreement with Coca-Cola through June 22, 2010 for a research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology.  We and Coca-Cola were unable to reach mutually satisfactory terms for a new collaborative research agreement within the period, and accordingly, the KO Term Sheet expired.

In June 2010 we entered into a letter agreement with PepsiCo which includes key commercial and financial terms that the parties have agreed to use as the basis for negotiating a potential new multi-year collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology, or PepsiCo Letter Agreement. The PepsiCo Letter Agreement contemplates that under the new proposed collaboration agreement PepsiCo’s rights for the use of our flavor ingredients will be exclusive in all non-alcoholic beverage categories, with the exception of powdered non-alcoholic beverages which will be co-exclusive. The PepsiCo Letter Agreement also contemplates that our S6973 sucrose enhancer will not be part of any new collaboration agreement between us and PepsiCo, and that we will have the right to commercialize this novel flavor ingredient for use in non-alcoholic beverages through other channels.

Under the PepsiCo Letter Agreement, we and PepsiCo have agreed to negotiate on an exclusive basis and to use best efforts to negotiate the definitive terms of the new proposed collaboration agreement over a period of 60 days.  In consideration for our commitments, PepsiCo has made a payment to us of $7.5 million. The payment, which is non-refundable except in limited circumstances, will be applied as partial payment towards an upfront fee if we and PepsiCo enter into a final definitive agreement.

In July 2010, we entered into an amendment of our Collaborative Research and License Agreement with Nestlé dated as of April 18, 2002, as previously amended on October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008 (the “Collaboration Agreement”).

Prior to this most recent amendment of the Collaboration Agreement, we agreed with Nestlé, for a two year period which ended March 31, 2010, to a specified escalating payment arrangement in lieu of a sales-based royalty. Under this most recent amendment of the Collaboration Agreement, effective for all Nestlé products that Nestlé manufactures on or after April 1, 2010 and that incorporate our S336 savory enhancing flavor, we agreed with Nestlé to a pre-determined minimum annual royalty amount, with an incremental payment based on Nestlé’s actual use of S336 above a specified based level measured in kilograms.  The specified based level of use for this calculation will remain constant over time; however, both the pre-determined minimum annual royalty amount and the amount of the incremental payment amount per kilogram will increase over time.

This amendment, among other things, also grants Nestlé with additional non-exclusive rights to commercialize certain retail products containing our S336 savory enhancing flavor in additional countries in Asia.

Results of Operations

Three Months Ended June 30, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $5.7 million and $3.0 million during the three months ended June 30, 2010 and 2009, respectively.  The increase of $2.7 million was primarily due to the recognition of revenue associated with upfront license payments and research and development funding associated with our sweet enhancer collaboration with Firmenich, which commenced in July 2009.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2010.  Research and development payments, license fees and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended June 30, 2009.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.1 million and $7.8 million for the three months ended June 30, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2010	2009
Salaries and personnel	$2,797	$3,084
Facilities and depreciation	1,292	1,403
Outside services	832	880
Research and development supplies	818	1,291
Patent and licensing	572	595
Stock-based compensation	423	455
Miscellaneous	364	136
Total research and development expenses	$7,098	$7,844

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.8 million and $3.1 million for the three months ended June 30, 2010 and 2009, respectively.  The decrease of $287,000 was primarily due to a decrease in payroll expenses of $234,000 and a decrease in recruiting and relocation expenses of $63,000.  Our research and development staff decreased from an average of 94 for the three months ended June 30, 2009 to an average of 75 for the three months ended June 30, 2010.  The reduction in headcount resulted from the decision to not fill certain open positions that resulted from the elimination of selected positions and natural attrition.  In many cases, these positions were eliminated based on the consolidation of certain functions.  We do not anticipate any further significant changes in headcount during 2010.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.3 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively. The decrease of $111,000 was primarily attributable to a reduction in depreciation expense of $121,000 primarily due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Outside Services.  Our outside services expenses were $832,000 and $880,000 for the three months ended June 30, 2010 and 2009, respectively.  The decrease of $48,000 was primarily attributable to lower costs for outsourced activities in support of product candidate regulatory filings.

Research and Development Supplies.  Our expenses for supplies used in research and development were $818,000 and $1.3 million for the three months ended June 30, 2010 and 2009, respectively.  The decrease of $473,000 was primarily attributable to decreased expenditures for compound acquisition and related high-throughput screening activities.

Patent and Licensing.  Our patent and licensing expenses were $572,000 and $595,000 for the three months ended June 30, 2010 and 2009, respectively.

Stock-based Compensation.  Our stock-based compensation expenses were $423,000 and $455,000 for the three months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.3 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively.

Interest Income

Interest income was $24,000 and $22,000 for the three months ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $13.4 million and $6.5 million during the six months ended June 30, 2010 and 2009, respectively.  The increase of $6.9 million was primarily due to the recognition of revenue associated with upfront license payments, milestones, cost reimbursements and research and development funding associated with our Sweet Enhancer collaboration with Firmenich, which commenced in July 2009.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2010.  Research and development payments, license fees, milestones and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2009.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $13.5 million and $15.4 million for the six months ended June 30, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Salaries and personnel	$5,556	$6,164
Facilities and depreciation	2,596	2,855
Research and development supplies	1,453	2,190
Outside services	1,219	1,569
Patent and licensing	1,159	1,365
Stock-based compensation	981	958
Miscellaneous	530	329
Total research and development expenses	$13,494	$15,430

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $5.6 million and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease of $608,000 was primarily due to a decrease in payroll expenses of $524,000 and a decrease in employee benefit expenses of $85,000.  Our research and development staff decreased from an average of 95 for the six months ended June 30, 2009 to an average of 76 for the six months ended June 30, 2010.  The reduction in headcount resulted from the decision to not fill certain open positions that resulted from the elimination of selected positions and natural attrition.  In many cases, these positions were eliminated based on the consolidation of certain functions.  We do not anticipate any further significant changes in headcount during 2010.

Facilities and Depreciation.    Our facilities and depreciation expenses were $2.6 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. The decrease of $259,000 was primarily attributable to reduction in depreciation expense of $258,000, due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.5 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease of $737,000 was primarily attributable to decreases in compound acquisition expense of $419,000 and in expensed supplies used in high-throughput screening and other research and development activities of $318,000.

Outside Services.  Our outside services expenses were $1.2 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease of $350,000 was primarily attributable to lower costs for outsourced activities in support of product candidate regulatory filings.

Patent and Licensing.  Our patent and licensing expenses were $1.2 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.  The decrease of $206,000 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.

Stock-based Compensation.  Our stock-based compensation expenses were $981,000 and $958,000 for the six months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $6.4 million and $6.5 million for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of June 30, 2010 we had received in excess of $190.3 million in proceeds from the sales of common and preferred stock.  In addition, we had received $131.3 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.2 million in interest income.  As of June 30, 2010, over the remaining life of our current collaboration agreements, we expect to receive an additional $8.1 million in non-refundable research and development payments from our collaborators.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At June 30, 2010, we had $55.4 million in cash, cash equivalents and investments available-for-sale as compared to $31.1 million at December 31, 2009, an increase of $24.3 million.  This overall increase resulted primarily from our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  In addition, increases in operating liabilities, primarily due to the receipt of an $8.0 million upfront license payment from Firmenich in the first quarter of 2010 and a $7.5 million payment from PepsiCo in the second quarter of 2010, increased our cash, cash equivalents and investments available-for-sale from December 31, 2009 to June 30, 2010.  These increases were partially offset by the use of cash to fund our operations.

Operating Activities

Operating activities provided cash of $5.6 million for the six months ended June 30, 2010 and used cash of $12.6 million for the six months ended June 30, 2009.  The two primary drivers of this change were a net increase in our deferred revenues in 2010 as compared to 2009 and a net decrease in our net loss for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  In 2010, the increase in our deferred revenues provided cash of $9.2 million, while the decrease in our deferred revenues in 2009 used cash of $1.2 million.  The increase in deferred revenues in 2010 was due to the receipt of two upfront payments.  We received $8.0 million from Firmenich in the first quarter of 2010 and $7.5 million from PepsiCo in the second quarter of 2010.  Our net loss decreased $8.9 million to $6.5 million for the six months ended June 30, 2010 compared to $15.4 million for the six months ended June 30, 2009.  Non-cash net expenses decreased $624,000 to $3.5 million for the six months ended June 30, 2010 from $4.2 million for the six months ended June 30, 2009.  The decrease in non-cash expenses was primarily due to relative decreases in stock-based compensation expense for employees and non-employee directors of $420,000 and in depreciation expense of $267,000.  Net changes in other assets used cash of $767,000 during the six months ended June 30, 2010 and provided cash of $127,000 during the six months ended June 30, 2009.  Additionally, net changes in operating liabilities other than deferred revenue provided cash of $135,000 during the six months ended June 30, 2010 and used cash of $322,000 during the six months ended June 30, 2009.

Investing Activities

Investing activities used cash of $34.0 million and $8.2 million for the six months ended June 30, 2010 and 2009, respectively.  Cash used by investing activities in the six months ended June 30, 2010 and 2009 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment, offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $19.2 million and $376,000 for the six months ended June 30, 2010 and 2009, respectively.  Cash provided by financing activities in the six months ended June 30, 2010 reflects proceeds from our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  In addition, cash provided by financing activities in the six months ended June 30, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $581,000.  Cash provided by financing activities in the six months ended June 30, 2009 reflects the net proceeds from the issuance or sale of common stock of $376,000, primarily from purchases of stock from our employee stock purchase program and pursuant to the exercise of employee and non-employee stock options.

As of June 30, 2010 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$19,151	$2,664	$5,518	$5,842	$5,127
License payments	95	95	—	—	—
Total	$19,246	$2,759	$5,518	$5,842	$5,127

As of June 30, 2010, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of June 30, 2010, over the remaining life of our current collaboration agreements, we expect to receive an additional $8.1 million in research and development payments from our collaborators.  As of June 30, 2010, assuming all milestones are achieved and we receive all research and development funding, we may be entitled to up to $17.9 million.  In the next six months (through December 31, 2010), we anticipate receiving $1.2 million in non-refundable research and development funding.  This does not include any additional payments we may receive related to the following events:

•                  the achievement of additional milestones;

•                  the signing of new collaborations or extensions of existing collaborations, including any payments contemplated in our letter agreement with PepsiCo;

•                  the earning of royalties from the sale of products containing our flavor ingredients; and

•                  the earning of any cost reimbursements.

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

We continue to pursue additional collaborations such as with PepsiCo, which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC.  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

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

Employee and non-employee director stock-based compensation expense for the six months ended June 30, 2010 and 2009 was $2.5 million and $3.0 million, respectively. At June 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $6.7 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2010 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.9%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2010 would increase by $0.13 per share, or 8.1%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the six months ended June 30, 2010, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2010 would increase by $0.19 per share, or 11.6%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for the six months ended June 30, 2010) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2010 by $0.07 per share, or 4.5%.

For the six months ended June 30, 2010 and 2009, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.9% and 6.8% for the six months ended June 30, 2010 and 2009, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Future Accounting Requirements

In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years and interim periods of those years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adoption of ASU No. 2009-13 on our financial statements.

In March 2010, the FASB issued guidance regarding the milestone method of revenue recognition.  The guidance indicates that a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The guidance is effective for the Company as of January 1, 2011.  As we have previously accounted for all milestones in accordance with the milestone method of revenue recognition, we do not expect that the adoption of this guidance will not have a material impact on our financial statements.

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

Our current collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our discovery and development collaboration with Cadbury concluded on January 14, 2010, and our second agreement with Nestlé was amended in May 2009 to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.  More recently, on June 23, 2010 we entered into a term sheet with PepsiCo which includes key commercial and financial terms that the parties have agreed to use as the basis for negotiating a potential new multi-year collaborative research program.  There can be no assurance that we will reach an agreement with PepsiCo on favorable terms, or at all, or that any collaboration agreement between us and PepsiCo will be on the terms that are currently being discussed.

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

Disagreements or disputes with a collaborator could adversely impact our business operations and prospects.*

Because we depend on our collaborators to fund our research and development programs and commercialize our flavor ingredients, any disputes or disagreements with our collaborators could disrupt our business operations and adversely impact our ability to maintain existing collaborations or secure new collaborations. If we become involved in a dispute or litigation with any collaborator, we might have to spend significant amounts of money, time and effort to defend our position and we may not be successful. Even if we are successful, any dispute could divert management attention and resources from other strategic and research priorities.

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct human taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct human taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, if we are not able to identify the protein or proteins that function as the salt taste receptor, we may not be able to develop an effective salt taste enhancer.   In addition, we may not be successful in the development of a high-throughput assay to each human taste receptor of interest to us. Even if we succeed in the identification of a human taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $6.5 million for the six months ended June 30, 2010. As of June 30, 2010, we had an accumulated deficit of approximately $208.7 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to enter into new product discovery and development collaborations and technology collaborations or to extend the terms of our existing collaboration agreements and our payment obligations, expected revenue and other terms of any of our agreements;

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

Senomyx, Inc.

Date: August 5, 2010	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)