Form 10-Q
period 2010-09-30
SENOMYX INC
filed 2010-11-04
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2010:  38,891,093

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$43,881	$25,075
Investments available-for-sale	31,582	5,999
Other current assets	1,374	866
Total current assets	76,837	31,940

Property and equipment, net	9,355	10,514
Total assets	$86,192	$42,454

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,680	$5,279
Leasehold incentive obligation	987	987
Deferred revenue	20,272	7,610
Total current liabilities	26,939	13,876

Deferred rent	1,444	1,400
Leasehold incentive obligation	5,347	6,088
Deferred revenue	21,875	3,583

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized at September 30, 2010 (unaudited) and December 31, 2009; no shares issued or outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively.	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2010 (unaudited) and December 31, 2009; 38,863,149 and 31,108,201 shares issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009, respectively	39	31
Additional paid-in capital	242,981	219,686
Accumulated other comprehensive gain	11	3
Accumulated deficit	(212,444)	(202,213)
Total stockholders’ equity	30,587	17,507
Total liabilities and stockholders’ equity	$86,192	$42,454

[NOTE: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Development revenues	$5,462	$3,910	$17,687	$9,990
Commercial revenues	347	247	1,509	645

Total revenues	5,809	4,157	19,196	10,635

Operating expenses:
Research and development	6,505	6,967	19,999	22,397
General and administrative	3,077	3,522	9,488	9,992
Total operating expenses	9,582	10,489	29,487	32,389

Loss from operations	(3,773)	(6,332)	(10,291)	(21,754)

Other income	26	167	60	201
Net loss	$(3,747)	$(6,165)	$(10,231)	$(21,553)

Net loss per share, basic and diluted	$(0.10)	$(0.20)	$(0.27)	$(0.70)

Shares used in calculating net loss per share, basic and diluted	38,701,729	30,968,399	37,310,135	30,883,283

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities
Net loss	$(10,231)	$(21,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,054	2,483
Accretion of premium/(amortization of discount) on available-for-sale securities	126	(35)
Amortization of leasehold incentive obligation	(741)	(741)
Stock-based compensation for non-employees	71	113
Stock-based compensation for employees and non-employee directors	3,668	4,426
Change in operating assets and liabilities:
Other assets	(419)	119
Accounts payable, accrued expenses and other current liabilities	(135)	(769)
Deferred revenue	30,954	8,480
Deferred rent	44	101
Net cash provided by (used in) operating activities	25,391	(7,376)

Investing activities
Purchases of property and equipment	(359)	(365)
Purchases of available-for-sale securities	(61,793)	(24,961)
Maturities of available-for-sale securities	36,003	18,100
Net cash used in investing activities	(26,149)	(7,226)

Financing activities
Proceeds from issuance of common stock	19,564	608
Net cash provided by financing activities	19,564	608

Net increase/(decrease) in cash and cash equivalents	18,806	(13,994)
Cash and cash equivalents at beginning of period	25,075	34,006
Cash and cash equivalents at end of period	$43,881	$20,012

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$536	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be reported for the year ending December 31, 2010.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2009, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”).

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If either of these criteria is not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.  Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, the majority of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and nine months ended September 30, 2010 and 2009 was comprised as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Research and development	$(367)	$(436)	$(1,299)	$(1,359)
General and administrative	(752)	(1,006)	(2,369)	(3,067)
Employee and non-employee director stock-based compensation expense	$(1,119)	$(1,442)	$(3,668)	$(4,426)

At September 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $5.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Historical:
Numerator:
Net loss (in thousands)	$(3,747)	$(6,165)	$(10,231)	$(21,553)
Denominator:
Weighted average common shares	38,701,729	30,968,399	37,310,135	30,883,283

Basic and diluted net loss per share	$(0.10)	$(0.20)	$(0.27)	$(0.70)

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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Comprehensive loss	$(3,743)	$(6,163)	$(10,223)	$(21,554)

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

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$5,998	$1	$—	$5,999
U.S. government agency securities	22,056	8	—	22,064
Corporate debt	3,517	2	—	3,519

	$31,571	$11	$—	$31,582

The following is a summary of investments available-for-sale at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
U.S. Treasuries	$5,996	$3	$—	$5,999

	$5,996	$3	$—	$5,999

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2010 and 2009.  As of September 30, 2010, the Company held $31.6 million of available-for-sale securities with maturity dates within one year.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and U.S. Treasury bills as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company uses the market approach to value all Level 2-classified assets.  The Company classifies U. S. government agency securities and corporate debt as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  During the nine months ended September 30, 2010, the Company did not transfer any assets between Level 1 and Level 2.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$43,754	$43,754	$—	$—
U.S. Treasuries	5,999	5,999	—	—
U.S. government agency securities	22,064	—	22,064	—
Corporate debt	3,519	—	3,519	—
Total financial instruments owned	$75,336	$49,753	$25,583	$—

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

5.                                    Product Discovery and Development Collaborations

Nestlé.  On July 15, 2010 Senomyx entered into an amendment of its Collaborative Research and License Agreement with Nestec, Ltd. (“Nestlé”) dated as of April 18, 2002, as previously amended on October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008 (the “Nestlé Collaboration Agreement”).

Prior to this most recent amendment of the Nestlé Collaboration Agreement, the Company agreed with Nestlé, for a two year period which ended March 31, 2010, to a specified escalating payment arrangement in lieu of a sales-based royalty. Under this most recent amendment of the Nestlé Collaboration Agreement, effective for all Nestlé products that Nestlé manufactures on or after April 1, 2010 and that incorporate the Company’s S336 savory enhancing flavor, the Company agreed with Nestlé to a pre-determined minimum annual royalty amount, with an incremental payment based on Nestlé’s actual use of S336 above a specified level measured in kilograms.  The specified level of use for this calculation will remain constant over time; however, both the pre-determined minimum annual royalty amount and the amount of the incremental payment amount per kilogram will increase over time.

This amendment, among other things, also grants Nestlé with additional non-exclusive rights to commercialize certain retail products containing the Company’s S336 savory enhancing flavor in additional countries in Asia.

PepsiCo.  On August 16, 2010 the Company entered into a Collaborative Research, Development, Commercialization and License Agreement with PepsiCo, Inc. (the “PepsiCo Collaboration Agreement”).  The PepsiCo Collaboration Agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect of sucrose and fructose, including high fructose corn syrup (the “Target Sweeteners”), and (2) natural high potency sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.

Under the PepsiCo Collaboration Agreement, the Company received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010.  Senomyx expects to recognize this upfront payment over the four-year research period of the agreement.  Senomyx is entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  PepsiCo has also agreed to reimburse the Company for certain specified out-of-pocket expenses that the Company may incur during the course of the research program.  In addition to the upfront payment and committed research funding, the Company also will be eligible for (i) milestone payments based on the achievement of predetermined goals for selected sweetness enhancers and high potency sweeteners, and (ii) royalty payments on products that incorporate selected flavor ingredients and/or natural high potency sweeteners. The Company will receive minimum annual royalty payments for the different classes of flavor ingredients that PepsiCo may select for development. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected sweetness enhancer will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high potency sweetener will be equal to a portion of the cost of the sweetener.

PepsiCo has the option to extend one or more of the research programs for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.  Both parties have the right to terminate the PepsiCo Collaboration Agreement in the event of the other party’s uncured material breach and PepsiCo also has the unilateral right to terminate the PepsiCo Collaboration Agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

6.                                    Subsequent Event

On October 22, 2010 Senomyx entered into an amendment of its Collaborative Research, Development, Commercialization and License Agreement with Firmenich SA (“Firmenich”) dated as of July 28, 2009, as previously amended on October 30, 2009 (the “Firmenich Collaboration Agreement”).

Under the terms of this most recent amendment, the Firmenich Collaboration Agreement has been expanded to include, among other things, commercial development of S6973, Senomyx’s novel enhancer of sucrose, for specific beverage applications.  Earlier in the year Firmenich, the world’s largest privately-owned fragrance and flavor company, made a decision to proceed with commercial development of S6973 for virtually all food product categories and in select powdered beverages.  The amendment of the Firmenich Collaboration Agreement also provides Firmenich with an exclusive worldwide license for commercialization of S6973 for use in (i) instant and ready-to-drink milk, tea and coffee beverages, and (ii) over the counter pharmaceutical products. The amendment also converts Firmenich’s license for use of S6973 in powdered beverages from co-exclusive to exclusive and grants Firmenich an exclusive right to commercialize any compound that they select for development for use in confectionary food products.

In return, under the terms of the amendment Senomyx will receive an additional license fee, incremental milestone payments, and minimum annual royalties that could reach $3.5 million if all milestones are met.  In addition, the companies agreed upon a higher royalty rate for sales of S6973 for use in (i) instant and ready-to-drink milk, tea, and coffee beverages, and (ii) over the counter pharmaceutical products, compared to the royalty rate in the existing Firmenich Collaboration Agreement for other licensed uses.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavors, flavor enhancers and bitter blockers, which we refer to as flavor ingredients, for the packaged food, beverage and ingredient supply industries. We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Campbell Soup Company, or Campbell, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, PepsiCo, Inc., or PepsiCo, and Solae LLC, or Solae.  We anticipate that we will derive all of our revenues from existing and future product discovery and development agreements. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain regulatory costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Our principal current programs focus on the development of savory, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2010 our accumulated deficit was $212.4 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In July 2010, we entered into an amendment of our Collaborative Research and License Agreement with Nestlé dated as of April 18, 2002, as previously amended on October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008, or the Nestlé Collaboration Agreement.

Prior to this most recent amendment of the Nestlé Collaboration Agreement, we agreed with Nestlé, for a two year period which ended March 31, 2010, to a specified escalating payment arrangement in lieu of a sales-based royalty. Under this most recent amendment of the Nestlé Collaboration Agreement, effective for all Nestlé products that Nestlé manufactures on or after April 1, 2010 and that incorporate our S336 savory enhancing flavor, we agreed with Nestlé to a pre-determined minimum annual royalty amount, with an incremental payment based on Nestlé’s actual use of S336 above a specified level measured in kilograms.  The specified level of use for this calculation will remain constant over time; however, both the pre-determined minimum annual royalty amount and the amount of the incremental payment amount per kilogram will increase over time.

This amendment, among other things, also grants Nestlé with additional non-exclusive rights to commercialize certain retail products containing our S336 savory enhancing flavor in additional countries in Asia.

In August 2010 we entered into a Collaborative Research, Development, Commercialization and License Agreement with PepsiCo, or the PepsiCo Collaboration Agreement.  The PepsiCo Collaboration Agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect of sucrose and fructose, including high fructose corn syrup, or the Target Sweeteners, and (2) natural high potency sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.

Under the PepsiCo Collaboration Agreement, we have received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties, and $22.5 million of which was paid in the third quarter of 2010.  We expect to recognize this upfront payment over the four-year research period of the agreement.  We are also entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program.  In addition to the upfront payment and committed research funding, we also will be eligible for (i) milestone payments based on the achievement of predetermined goals for selected sweetness enhancers and high potency sweeteners, and (ii) royalty payments on products that incorporate selected flavor ingredients and/or natural high potency sweeteners. We will receive minimum annual royalty payments for the different classes of flavor ingredients that PepsiCo may select for development. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected sweetness enhancer will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high potency sweetener will be equal to a portion of the cost of the sweetener.

PepsiCo has the option to extend one or more of the research programs for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.  Both parties have the right to terminate the PepsiCo Collaboration Agreement in the event of the other party’s uncured material breach and PepsiCo also has the unilateral right to terminate the PepsiCo Collaboration Agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

On October 22, 2010 we entered into an amendment of our Collaborative Research, Development, Commercialization and License Agreement with Firmenich, or the Firmenich Collaboration Agreement.  Under the terms of this most recent amendment, the Firmenich Collaboration Agreement has been expanded to include, among other things, commercial development of S6973, our novel enhancer of sucrose, for specific beverage applications.  Earlier in the year Firmenich made a decision to proceed with commercial development of S6973 for virtually all food product categories and in select powdered beverages.  The amendment of the Firmenich Collaboration Agreement also provides Firmenich with an exclusive worldwide license for commercialization of S6973 for use in (i) instant and ready-to-drink milk, tea and coffee beverages, and (ii) over the counter pharmaceutical products. The amendment also converts Firmenich’s license for use of S6973 in powdered beverages from co-exclusive to exclusive and grants Firmenich an exclusive right to commercialize any compound that they select for development for use in confectionary food products.

In return, under the terms of the amendment we will receive an additional license fee, incremental milestone payments, and minimum annual royalties that could reach $3.5 million if all milestones are met.  In addition, the companies agreed upon a higher royalty rate for sales of S6973 for use in (i) instant and ready-to-drink milk, tea, and coffee beverages, and (ii) over the counter pharmaceutical products, compared to the royalty rate in the existing Firmenich Collaboration Agreement for other licensed uses.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $5.8 million and $4.2 million during the three months ended September 30, 2010 and 2009, respectively.  The increase of $1.7 million was primarily due to the recognition of revenue associated with upfront payments and research and development funding associated with our sweet enhancer collaborations with Firmenich, which commenced in July 2009, and with PepsiCo, which commenced in August 2010.  These increases were partially offset by reduced research and development funding under certain other collaborations where the research and development funding periods concluded.  Research and development payments, license fees, cost reimbursements and commercial revenues under collaborations with Ajinomoto, Campbell, Firmenich, Nestlé and PepsiCo accounted for 100% of total revenue for the three months ended September 30, 2010.  Research and development payments, license fees, cost reimbursements and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended September 30, 2009.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $6.5 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended September 30,
	2010	2009
Salaries and personnel	$2,718	$3,234
Facilities and depreciation	1,254	1,390
Outside services	810	466
Research and development supplies	612	828
Patent and licensing	560	383
Stock-based compensation	388	514
Miscellaneous	163	152
Total research and development expenses	$6,505	$6,967

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $2.7 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $516,000 was primarily due to a decrease in payroll expenses of $475,000 and a decrease in employee benefits expenses of $49,000.  Our research and development staff decreased from an average of 90 for the three months ended September 30, 2009 to an average of 78 for the three months ended September 30, 2010.  The reduction in headcount resulted from the elimination and consolidation of selected positions and the decision to not fill certain open positions that resulted from natural attrition.

Facilities and Depreciation.    Our facilities and depreciation expenses were $1.3 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively. The decrease of $136,000 was primarily attributable to a reduction in depreciation expense of $145,000 primarily due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Outside Services.  Our outside services expenses were $810,000 and $466,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase of $344,000 was primarily attributable to higher costs incurred during the quarter for outsourced activities in support of product candidate regulatory filings.

Research and Development Supplies.  Our expenses for supplies used in research and development were $612,000 and $828,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $216,000 was primarily attributable to decreased expenditures for compound acquisition and related high-throughput screening activities.

Patent and Licensing.  Our patent and licensing expenses were $560,000 and $383,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase of $177,000 was primarily attributable to increased patent legal expenses incurred during the quarter associated with timing of patent prosecution of our intellectual property portfolio.

Stock-based Compensation.  Our stock-based compensation expenses were $388,000 and $514,000 for the three months ended September 30, 2010 and 2009, respectively.  The decrease of $126,000 was primarily attributable to decreases in the valuation of options granted to employees, which resulted in less expense incurred.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.1 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively.  The decrease in general and administrative expenses was due primarily to a decrease in stock-based compensation expense.  The decrease in stock-based compensation expense was primarily due to decreases in the valuation of options granted to employees, which resulted in less expense incurred.

Other Income

Other income was $26,000 and $167,000 for the three months ended September 30, 2010 and 2009, respectively. In 2009, we received a refundable tax credit of $154,000 due to a change in the tax code in a one-for-one exchange for research and development credits.

Nine Months Ended September 30, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $19.2 million and $10.6 million during the nine months ended September 30, 2010 and 2009, respectively.  The increase of $8.6 million was primarily due to the recognition of revenue associated with upfront payments, milestones, cost reimbursements and research and development funding associated with our sweet enhancer collaboration with Firmenich, which commenced in July 2009, and with PepsiCo, which commenced in August 2010.  These increases were partially offset by reduced research and development funding under certain other collaborators where the research and development funding periods reached their conclusions during the nine months ended September 30, 2010.  Research and development payments, license fees, milestones, cost reimbursements and commercial revenues under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé, PepsiCo and Solae accounted for 100% of total revenue for the nine months ended September 30, 2010.  Research and development payments, license fees, milestones, cost reimbursements and commercial revenues under collaborations with Ajinomoto, Cadbury, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the nine months ended September 30, 2009.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $20.0 million and $22.4 million for the nine months ended September 30, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Salaries and personnel	$8,272	$9,396
Facilities and depreciation	3,850	4,245
Research and development supplies	2,066	3,018
Outside services	2,029	2,036
Patent and licensing	1,719	1,748
Stock-based compensation	1,370	1,472
Miscellaneous	693	482
Total research and development expenses	$19,999	$22,397

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $8.3 million and $9.4 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease of $1.1 million was primarily due to a decrease in payroll expenses of $999,000 and a decrease in employee benefit expenses of $134,000.  Our research and development staff decreased from an average of 93 for the nine months ended September 30, 2009 to an average of 77 for the nine months ended September 30, 2010.  The reduction in headcount resulted from the elimination and consolidation of selected positions and the decision to not fill certain open positions that resulted from natural attrition.

Facilities and Depreciation.    Our facilities and depreciation expenses were $3.9 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease of $395,000 was primarily attributable to reduction in depreciation expense of $403,000, due to lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.1 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease of $952,000 was primarily attributable to decreases in compound acquisition expense of $578,000 and in expensed supplies used in high-throughput screening and other research and development activities of $307,000.

Outside Services.  Our outside services expenses were $2.0 million for the nine months ended September 30, 2010 and 2009.

Patent and Licensing.  Our patent and licensing expenses were $1.7 million for the nine months ended September 30, 2010 and 2009.

Stock-based Compensation.  Our stock-based compensation expenses were $1.4 million and $1.5 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in stock-based compensation expense was primarily due to decreases in the valuation of options granted to employees, which resulted in less expense incurred.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $9.5 million and $10.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in general and administrative expenses was due primarily to a decrease in stock-based compensation expense.  The decrease in stock-based compensation expense was primarily due to decreases in the valuation of options granted to employees, which resulted in less expense incurred.

Other Income

Other income was $60,000 and $201,000 for the nine months ended September 30, 2010 and 2009, respectively.  In the third quarter of 2009, we received a refundable tax credit of $154,000 due to a change in the tax code in a one-for-one exchange for research and development credits.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of September 30, 2010 we had received in excess of $190.7 million in proceeds from the sales of common and preferred stock.  In addition, we had received $158.3 million in non-refundable upfront fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.2 million in interest income.  As of September 30, 2010, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options, we are entitled to receive an additional $31.0 million in non-refundable license fees and research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $54.5 million in non-refundable license fees and research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At September 30, 2010, we had $75.5 million in cash, cash equivalents and investments available-for-sale as compared to $31.1 million at December 31, 2009, an increase of $44.4 million.  This overall increase resulted primarily from an increase in our deferred revenues, primarily due to the receipt of $30.0 million of non-refundable payments from PepsiCo in the second and third quarters of 2010 and an $8.0 million upfront license payment from Firmenich in the first quarter of 2010.  The increase was also due to our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  These increases were partially offset by the use of cash to fund our operations.

Operating Activities

Operating activities provided cash of $25.4 million for the nine months ended September 30, 2010 and used cash of $7.4 million for the nine months ended September 30, 2009.  The two primary drivers of this change were a net increase in our deferred revenues in 2010 as compared to 2009 and a net decrease in our net loss for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  In 2010, the increase in our deferred revenues provided cash of $31.0 million, compared to $8.5 million in 2009.  The increase in deferred revenues in 2010 was due to the receipt of several upfront payments.  We received $8.0 million from Firmenich in the first quarter of 2010 and a total of $30.0 million from PepsiCo in the second and third quarters of 2010.  Our net loss decreased $11.3 million to $10.2 million for the nine months ended September 30, 2010 compared to $21.6 million for the nine months ended September 30, 2009.  Net non-cash expenses decreased $1.1 million to $5.2 million for the nine months ended September 30, 2010 from $6.2 million for the nine months ended September 30, 2009.  The decrease in non-cash expenses was primarily due to relative decreases in stock-based compensation expense for employees and non-employee directors of $758,000 and in depreciation expense of $429,000.  Net changes in other assets used cash of $419,000 during the nine months ended September 30, 2010 and provided cash of $119,000 during the nine months ended September 30, 2009.  Additionally, net changes in operating liabilities other than deferred revenue used cash of $91,000 and $668,000 during the nine months ended September 30, 2010 and 2009, respectively.

Investing Activities

Investing activities used cash of $26.1 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Cash used by investing activities in the nine months ended September 30, 2010 and 2009 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment, offset by the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $19.6 million and $608,000 for the nine months ended September 30, 2010 and 2009, respectively.  Cash provided by financing activities in the nine months ended September 30, 2010 reflects proceeds from our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  In addition, cash provided by financing activities in the nine months ended September 30, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $1.0 million.  Cash provided by financing activities in the nine months ended September 30, 2009 reflects the net proceeds from the issuance or sale of common stock of $608,000, primarily from purchases of stock from our employee stock purchase program and pursuant to the exercise of employee and non-employee stock options.

As of September 30, 2010 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$18,489	$2,676	$5,557	$5,886	$4,370
License payments	29	29	—	—	—
Total	$18,518	$2,705	$5,557	$5,886	$4,370

As of September 30, 2010, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  As of September 30, 2010, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options, we are entitled to receive an additional $31.0 million in license fees and research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $54.5 million in non-refundable license fees and research and development payments.  As of September 30, 2010, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $79.8 million.  In the next three months (through December 31, 2010), we anticipate receiving $3.0 million in non-refundable license fees and research and development funding. This does not include any additional payments we may receive related to the following events:

•                  the achievement of additional milestones;

•                  the signing of new collaborations or extensions of existing collaborations not currently contemplated under existing extension options;

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

We continue to pursue additional collaborations which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon (but not limited to) the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future performance, are recognized when received. Non-refundable license fees, if associated with future performance, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. If either of these criteria is not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Employee and non-employee director stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $3.7 million and $4.4 million, respectively. At September 30, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $5.7 million, which is expected to be recognized over a weighted average period of 2.2 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 was $1.64 per share.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the nine months ended September 30, 2010 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.9%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 would increase by $0.13 per share, or 8.2%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the nine months ended September 30, 2010, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 would increase by $0.19 per share, or 11.7%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for the nine months ended September 30, 2010) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2010 by $0.07 per share, or 4.6%.

For the nine months ended September 30, 2010 and 2009, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.9% and 6.8% for the nine months ended September 30, 2010 and 2009, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

Risks Related To Our Business

We are dependent on our current and any future product discovery and development collaborators for our research and development funding.*

A key element of our strategy is to commercialize our flavor ingredients through product discovery and development collaborations. To date, substantially all of our research and development funding has been derived solely from research and development payments, upfront fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn material royalties on future sales of consumer products incorporating our flavor ingredients.

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

If we or our collaborators are unable to obtain and maintain the GRAS determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In March 2005, we obtained a FEMA GRAS determination for four of our savory flavor ingredients.  In November 2008, we obtained a FEMA GRAS determination for one of our sucralose-enhancing flavor ingredients.  In October 2009, we obtained a FEMA GRAS determination for our lead sucrose-enhancing flavor ingredient.  In October 2010, we obtained a FEMA GRAS determination for two of our bitter-blocking flavor ingredients.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory, sweet and bitter programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 16 months and cost less than $1 million.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 16 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $10.2 million for the nine months ended September 30, 2010. As of September 30, 2010, we had an accumulated deficit of approximately $212.4 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

If we are unable to protect our trade secrets and other proprietary information, we could lose any competitive advantage we may have, which could adversely affect our business.*

We rely in part on trade secret protection for our confidential and proprietary information, knowhow and processes. Our policy is to execute proprietary information and invention agreements with our employees and consultants upon the commencement of an employment or consulting relationship. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not be disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of their employment shall be our exclusive property. Similarly, in the course of our collaborations or in the negotiation of potential collaborations we often disclose confidential and proprietary information under written agreements that obligate those third parties to keep our information confidential and to use our confidential information only for the purposes that we specify. There can be no assurance that we will be able to effectively enforce these agreements or that proprietary information is our exclusive property. There can be no assurance that the subject proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or that we can meaningfully protect our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

10.1*

Sixth Amendment dated July 15, 2010 to the Collaborative Research and License Agreement dated April 18, 2002, as amended October 23, 2003, April 17, 2005, March 22, 2006, April 14, 2008 and September 15, 2008, between the Registrant and Nestec, Ltd.

10.2*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between the Registrant and PepsiCo, Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*              Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 4, 2010	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)