Form 10-K
period 2010-12-31
SENOMYX INC
filed 2011-03-03
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the voting stock held by non—affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $110,891,000. Excludes an aggregate of 9,354,028 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2010. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 28, 2011, there were 39,554,802 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2010

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

PART I

Item 1.    Business

Overview

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries.  We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We have also initiated a program to discover and develop natural high intensity sweeteners.  We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Campbell Soup Company, or Campbell, Firmenich SA, or Firmenich, Kraft Foods, Inc., or Kraft, Nestlé SA, or Nestlé, PepsiCo, Inc., or PepsiCo, and Solae LLC, or Solae.  We anticipate that we will derive all of our revenues from existing and future product discovery and development agreements. Depending upon the collaboration, our collaboration agreements generally provide for upfront fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients.

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

We are currently pursuing the discovery and development of flavor ingredients through five programs focused on savory, sweet, salt, bitter and cooling taste areas.  The goals of our Savory Flavor Program are to enhance the taste of naturally occurring glutamate and enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. The goals of our Sweet Taste Program are to discover and develop novel enhancers of the taste of natural and artificial sweeteners which would enable a significant reduction in added sweeteners and no- or low-calorie natural high intensity sweeteners. The goals of our Salt Taste Program are to enhance the taste of salt and enable a significant reduction in added salt. The goals of our Bitter Blocker Program are to reduce or block bitter taste and to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our Cooling Flavor Program is to discover novel cooling compounds that have advantages over currently available agents for a variety of applications.

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

Industry Background

Flavor Industry Overview

Flavor ingredients are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavor ingredients can originate from either naturally occurring or artificial compounds. Flavors include compounds that impart a taste such as strawberry, vanilla or cool.  In contrast, ingredient supplies include food additives such as MSG and hydrolyzed soy protein.  Flavor ingredients may be sold as part of a flavor system or in combination with another ingredient to packaged food and beverage companies, or to companies that make pharmaceutical or OTC healthcare products. A flavor system can be a combination or variety of flavors and ingredients, such as strawberry flavor and sweeteners.  Flavor systems can also come in several forms such as powder or liquid, and may be specially processed to increase the functionality of the flavor.

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

Traditionally, companies have discovered new flavor ingredients primarily using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. Using this approach, taste testers must physically taste each potential flavor ingredient to assess the taste characteristics of the compound. Taste testers can assess only a limited number of potential flavor ingredients at one time due to the sensory fatigue that results from repeated tasting. As a result, only a small fraction of the available universe of ingredients can be tested economically.

Flavor ingredients are regulated in the United States under provisions of the Food, Drug and Cosmetic Act, or FD&C Act, administered by the Food and Drug Administration, or FDA.  Flavor ingredients sold in countries and regions outside the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union.  For further discussion of the regulatory regime for flavor ingredients, please see the “Regulatory” section below.

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2009 were approximately $1.8 trillion, of which approximately $306 billion was generated in the United States. These figures represent annual growth rates of approximately 5% and 3%, respectively, over 2004 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.4 trillion and sales of non-alcoholic beverages were approximately $405 billion.

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2009 worldwide sales of non-alcoholic beverages were approximately $405 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $405 million.

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

•                  Cost of Goods Savings.  The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations and LMC International, an economic and business consultancy providing economic research and consultancy services, estimated worldwide sugar consumption was approximately 151 million metric tons.  Using spot prices in January 2011, the market value of processed sugar produced worldwide is therefore in excess of $98 billion on an annual basis.  Similarly, according to Ajinomoto’s FY2009 Market and Other Information report and Pearson Sales Company, worldwide demand for MSG was approximately 2.2 million metric tons in 2009, which would have had a cost of $5.0 billion using January 2011 spot prices. According to LMC International, worldwide demand for high-fructose corn syrup for 2009 was approximately 12.5 million metric tons, which would have had a cost of approximately $6.3 billion using January 2010 spot prices.  Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

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

•                  Reducing Sugar, Artificial Sweeteners, Salt and MSG in Packaged Food and Beverage Products.  We are developing flavor ingredients to enable our current and future collaborators to significantly reduce the levels of sugar, artificial sweeteners, salt and MSG in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile and/or taste of packaged food and beverage products.

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

Our Strategy

Our goal is to become the leader in discovering, developing and commercializing new and improved flavor ingredients for our five key programs. Key elements of our strategy include:

•                  Collaborating With Leading Packaged Food, Beverage and Ingredient Companies.  We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize our product candidates. Our collaborators are responsible for marketing, selling and distributing their products incorporating our flavor ingredients. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing, manufacturing and distribution costs. We currently have collaboration agreements with Ajinomoto, Campbell, Firmenich, Kraft, Nestlé, PepsiCo and Solae.

•                  Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, GRAS Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Eight ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients in many key markets. In the event that a particular flavor ingredient is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative flavor ingredients.

•                  Pursuing Additional Collaborations and Market Opportunities.  We seek to establish additional collaborations with leading packaged food, beverage and ingredient companies to use flavor ingredients developed through our existing programs for exclusive or co-exclusive use within new packaged food, beverage and ingredient product fields. We intend to receive from future collaborators up-front fees, research and development funding, cost reimbursements, milestone payments, minimum periodic royalties and royalties on future sales of products incorporating these flavor ingredients. In addition, we plan to target fields in which our collaborators can incorporate more than one of our flavor ingredients into a particular product or flavor system.

•                  Maintaining and Expanding Our Technology Position.  We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies and natural and artificial compound libraries provide us and our collaborators with significant competitive advantages. We intend to continue to develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover and develop new proprietary flavor ingredients.

Our Discovery and Development Process

The following diagram summarizes our discovery and development process.

The key elements of our Discovery and Development process are:

•                  Identification of Relevant Human Taste Receptors and Proprietary Taste Receptor-Based Assay Development.  The first steps in our discovery and development process are to identify the relevant human taste receptors and to develop proprietary assays based on the identified receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date, we have developed assays to test for compounds that interact with receptors associated with savory, sweet, bitter and cooling tastes.

•                  High-Throughput Screening and Identification of Potential Ingredients.  The next step in our discovery and development process is to use our proprietary taste receptor-based assays to identify ingredients that bind to human taste receptors, known as hits. We use automated high-throughput screening to evaluate rapidly our libraries of diverse artificial and natural samples.  A panel of taste testers then evaluates the taste effect of the most potent hits. Based on this evaluation, we designate hits that exhibit a positive taste effect as proof-of-concept compounds. We then select the most promising of those proof-of-concept compounds, which we call lead compounds, for optimization.

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

Eight ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination.  The process from selection for development until receipt of that determination has ranged from 12 to 18 months.  Costs associated with the FEMA GRAS process, including contract safety studies and preparation of the application, were less than $1 million per flavor ingredient.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time and cost may vary depending on the properties of the flavor or flavor ingredient.  In addition, regulatory approval of the flavor ingredients in other jurisdictions may require that we conduct additional studies or incur additional expenses.  Furthermore, the regulatory approval of natural high intensity sweeteners will likely require submission through the Food Additive Petition process.  For further discussion of the Food Additive Petition process, please see the “Regulatory” section below.

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

Each of our programs focuses on developing flavor ingredients that address large, potentially overlapping markets.  Our Savory Flavor Program is aimed at developing flavor ingredients that could be used in product categories such as ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products.  Our Sweet Taste Program is aimed at developing flavor ingredients or discovering natural high intensity sweeteners that could be used in product categories such as confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products.  Our Salt Taste Program is aimed at developing flavor ingredients that could be used in product categories such as ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses, cracker products, canned foods and bakery products.  Our Bitter Blocker Program is focused on developing flavor ingredients that could be used in product categories such as products that contain bitter tastants, including confectionaries, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners.  Our Cooling Flavor Program is aimed at developing flavor ingredients that could be used in products that incorporate cooling flavors, such as cough medicines, confectionaries and over the counter (or OTC) oral hygiene products.

The following table sets forth our key programs for which we have at least one collaboration agreement in place where any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells.  We refer to these types of collaborative agreements as retail-based agreements.  The table provides the product categories licensed as part of the agreement and provides our estimates of the worldwide sales for food and beverage products of our existing collaborators in their exclusive or co-exclusive product fields.  The table does not include our collaboration with Campbell, which we expect will expire in March 2011.

Program	Partner	Product Category	2009 Estimated Revenues of Existing Collaborators in Licensed Fields (1)
Sweet Taste Program
- New enhancers	PepsiCo	Non-alcoholic beverages	$16.0 billion

Bitter Blocker Program
- Modulators including S6821	Two undisclosed companies	Not disclosed	$15.4 billion

(1)          Based on recent data from Euromonitor and reports from our collaborators.  Includes all revenues for licensed product categories, some of which may not be appropriate for Senomyx ingredients within the category.

The following table sets forth our key programs for which we have at least one collaboration agreement in place where any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx ingredient itself or the mix (or flavor system) in which the Senomyx ingredient is contained or is based on the volume of the ingredient itself used by a manufacturer in a finished product.  We refer to these types of agreement as ingredient supply-based agreements.  The table provides the product categories licensed as part of the applicable collaboration agreement and provides our estimates of the market potential for the relevant ingredient licensed to our existing collaborators in their exclusive or co-exclusive product fields.

Program	Partner	Product Category	Estimated Market Potential of Ingredients for Existing Collaborators in Licensed Fields (1)		Description of Applicable Market Potential
Sweet Taste Program
- Sucrose enhancer (S6973) and new enhancers	Firmenich	All food and powdered beverages	$104.7 billion		Worldwide sucrose and fructose market
- Sucralose enhancer (S2383)	Firmenich	All food and beverages	$330 million		Worldwide sucralose market
- New natural sweeteners	PepsiCo	Non-alcoholic beverages	$1.3 billion		Worldwide high intensity sweetener market

Bitter Blocker Program
- Modulators including S6821	Solae	Soy protein	$900 million		Estimated annual soy sales revenues

Savory Flavor Program
- Existing flavors	Nestlé and undisclosed company	Virtually all product categories, depending on geography	$5.0 billion		Worldwide monosodium glutamate (MSG) market

Cooling Flavor Program
- New cool flavors	Firmenich	All food, beverage and OTC categories	$1.2 billion	(2)	Worldwide cooling flavor systems

(1)          Based on data from FAO Food Outlook, LMC International, USDA Sweetener Pricing, Milling and Baking News, Leatherhead Research, Pearson Sales Company, Hill Consulting Group and reports from collaborators. Includes all ingredient costs for licensed product categories including ingredients which may not be appropriate for certain products within the category or licensed in the retail model.

(2)          According to Hill Consulting Group’s 2006 “Cooling Agents” report, annual sales of current cooling compounds are in the range of $400 million, and we estimate the opportunity for flavor systems incorporating improved cooling agents may be three to four times that size.

The following table sets forth our key programs in which significant product categories remain available for future license.

Program	Retail Model Unlicensed Product Categories	Ingredient Supply Model Unlicensed Product Categories
Bitter Blocker Program
- Modulators including S6821	Products that contain bitter tastants (including caffeine or artificial sweeteners) such as tea, nutritional beverages, ice cream, yogurt and desserts	Potential bitter tastants include whey and other dairy protein, cocoa, menthol and certain high intensity sweeteners

Savory Taste Program
- New flavors	Ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods and processed meats	Worldwide MSG market

Salt Taste Program
- Salt enhancers	Ready meals, sauces, soups (1), snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods	Not applicable

Sweet Taste Program
- New natural sweeteners	All food product categories	Worldwide high intensity sweetener market for all food product categories

1)              Beginning in April 2011.

Savory Flavor Program

The goals of our Savory Flavor Program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added MSG and a related food additive, inosine monophosphate, or IMP, and to provide new savory tastes to foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. We identified two product candidates, S336 and S807, that enhance the savory taste of glutamate.  S336 is approximately three times more potent than S807 in taste tests and exhibits greater water solubility compared to S807, which is more fat soluble. Other characteristics, such as heat stability and ease of manufacturing by a simple synthesis process, are similar for the two ingredients. We completed the safety assessment studies for S336 and S807 and submitted applications for GRAS determination to FEMA in December 2004.  In March 2005, the FEMA Expert Panel determined that S336 and S807 were GRAS.  In addition, two other savory flavors, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item 1, Business — Regulatory Process.  During 2007, the Chinese Ministry of Health granted official regulatory approval in China for our savory flavors.  Also in 2007, our savory flavors received a positive review by the Joint FAO/WHO Expert Committee on Food Additives, or JECFA.  The JECFA determination facilitates the acceptance or approval of flavors for use in food in many countries throughout the world.  In 2010, the European Food Safety Authority, or EFSA, provided a “favorable opinion” for S336 and S807, which means that no further evaluation is needed.  Final regulatory approval and commercialization in the European Union is contingent upon the ingredients being included in the EFSA Union List of Flavouring Substances.  EFSA had previously targeted publication of the Union List by the end of 2010; however, the list is not yet published and there has been no official update. We continue to evaluate and develop potential new savory flavors.

Sweet Taste Program

Our Sweet Taste Program has two main components.  We are looking to develop natural and artificial sweet enhancers, and we are also seeking to discover natural high intensity sweeteners.

Sweet Enhancers

The goals of the Sweet Enhancer component of our Sweet Taste Program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Senomyx has identified S2383, a novel enhancer of the high-intensity sweetener sucralose, and S6973, a new sucrose, or plain sugar, enhancer.  Taste tests demonstrated that S2383 enabled up to a 75% reduction of sucralose in product prototypes such as beverages, yogurt and baked goods, yet maintained the same sweet intensity without any off-tastes.  In November 2008 we announced receipt of FEMA GRAS status for S2383.

The sucrose enhancer S6973 allowed an approximately 50% reduction of sucrose in taste tests with baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces.  In addition to this significant degree of enhancement, S6973 has key beneficial taste characteristics that allowed the taste of sucrose to be unaffected in these tests.  In October 2009 we announced receipt of FEMA GRAS status for S6973.  Senomyx has also identified potential new enhancers that demonstrated activity in our screening assays.  We are currently in the process of further evaluating these new sucrose enhancers for potential development with our collaborators.

Senomyx is also working to identify new flavor ingredients that amplify the sweet taste of fructose, a key component of high fructose corn syrup.  Recent efforts include evaluation of a new sample library leading to the identification of additional samples that showed activity in the Company’s proprietary screening assays.  Senomyx is currently optimizing and conducting taste tests with several samples to identify fructose enhancers.

Natural High Intensity Sweeteners

The goal of the Natural High Intensity Sweetener component of our Sweet Taste Program is to discover and develop novel no- or low-calorie natural high intensity sweeteners.  We have been expanding our natural products library with numerous additional samples, most recently from a variety of plant species.  We have validated our natural screening and purification processes by demonstrating that our methodologies can be used to identify and isolate a known natural sweetener from a complex plant extract.  Recently we increased our efforts on screening our natural products library and through these efforts we have identified multiple natural sample extracts that were active in the sweet receptor screening assay.  These samples, which typically contain mixtures of three to ten or more components, are being purified in preparation for evaluation in taste tests.

Salt Taste Program

The goal of the Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.  This high-priority, longer-term effort involves chemistry and biology approaches, including assessing components of

Senomyx’s proprietary database of proteins found in taste buds.  We are exploring the role of a number of these proteins that may function as receptors or co-factors responsible for salt taste perception.  We believe that discovery of the protein or proteins that function as the salt taste receptor could lead to identifying a salt taste enhancer.

Bitter Blocker Program

The primary goals of this program are to reduce or block bitter taste and to improve the overall taste characteristics of foods, beverages, and ingredients.  We have received GRAS regulatory status for S6821, which has demonstrated activity against bitter tasting foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (stevia).  S7958, a related bitter blocker with similar functionality, has alternative desirable physical properties that may be useful for these or other product applications.  S6821 is currently under evaluation by Senomyx collaborators for potential future commercialization.  We continue to evaluate and develop potential new bitter blockers.

Cooling Flavor Program

The goal of the Cooling Flavor Program is to identify novel cooling flavors that have advantages over currently available agents (i.e. menthol and WS-3).  We have discovered several classes of new cooling flavors that demonstrate a taste proof-of-concept and display cooling properties that exceed those of commonly used agents.  We and our partner for this program, Firmenich, are evaluating lead cooling flavors in product prototypes for use in specific applications.

Commercialization

Initial market launch by Nestlé of products including our savory flavors occurred in June 2007.  Nestlé’s marketing strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG.  Nestlé’s commercialization efforts were expanded in 2010 to reformulated established products that contain these ingredients.  Ongoing activities include launches of new and reformulated products that incorporate Senomyx’s savory flavors in countries in Asia, Latin America, Africa, and the Middle East.

Ajinomoto has been introducing products that contain a Senomyx flavor in China and elsewhere.  Ajinomoto increased the number of products launched during 2010 and reported its first sales in North America in the first quarter of 2011.

Firmenich has exclusive worldwide rights to market S2383, Senomyx’s enhancer of sucralose, as either a stand-alone ingredient or as part of a flavor system in all food and beverage product categories.  During the fourth quarter, Firmenich received initial orders and more recently processed additional orders for commercial quantities of S2383. Firmenich is currently engaged in marketing activities with other major clients for the use of S2383 in beverages, cereal, dairy products, baked goods and confectionary products.

Firmenich also has exclusive worldwide rights to commercialize the Company’s S6973 sucrose enhancer for virtually all food and specified beverage categories.  S6973 enables up to 50% reduction of sugar in certain foods and beverages while maintaining the sweet taste of natural sugar.  Firmenich has been conducting pre-commercialization activities with major clients for its first product launches with the sucrose enhancer during 2011.

Product Discovery and Development Collaborations

We pursue collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current product discovery and development collaboration agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt, bitter or cool. These collaborations are generally focused on one or more specific product fields, such as non-alcoholic beverages, gum confectionaries or frozen foods. We currently have product discovery and development collaboration agreements with Ajinomoto, Campbell, Firmenich, Kraft, Nestlé, PepsiCo and Solae.  We also have an additional commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer.

All of our current collaboration agreements provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients.  The specific type of royalty and method for calculating royalty payments varies by agreement.  We have retail-based royalty agreements, where any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells.  Our retail-based royalty agreements provide for an effective royalty of up to 4%.  Our agreement with Ajinomoto, our agreement with Campbell, our agreement with Kraft, our coffee and coffee whitener agreement with Nestlé and our agreement with PepsiCo are either exclusively or partially retail-based royalty agreements.  We have ingredient supply-based agreements, where any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx ingredient itself or the mix (or flavor system) in which the Senomyx ingredient is contained or is based on the volume of the ingredient itself used by a manufacturer in a finished product.  Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements.  Our agreement with Ajinomoto, our agreement with Firmenich, our 2002 agreement with Nestlé, our agreement with PepsiCo and our agreement with Solae are either exclusively or partially ingredient supply-based royalty agreements.

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

We believe our collaborations will allow us to benefit from our collaborators’ well-established brand recognition, global market presence, established sales and distribution channels and other industry-specific expertise. Each of our collaborations is governed by a joint steering committee, consisting of an equal number of representatives of the collaborator and us. The steering committees provide strategic direction and establish performance criteria for the research, development and commercialization of our flavor ingredients. In most instances, decisions of the steering committees must be unanimous.

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

Each of our agreements terminates when we are no longer entitled to royalty payments under the agreement.  In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement.  Furthermore, following the collaborative research period under a given agreement, our collaborators may elect to discontinue the commercialization of one of our flavor ingredients and unilaterally terminate the agreement.

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain patent costs.  In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive an additional milestone payment upon achievement of a specific goal.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us.  Under the terms of the August amendment, Ajinomoto has agreed to pay us an upfront license fee.  Through December 31, 2010, we have received $18.1 million in upfront fees, research and development funding and cost reimbursement payments, as well as three milestones of $500,000 each.  If all milestones are achieved, and including the $19.6 million in upfront fees, research and development funding, milestone and cost reimbursements paid through December 31, 2010, we may be entitled to up to $19.9 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payment, we have received minimum periodic royalty payments from Ajinomoto.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide us a sales report and we will record any additional calculated royalties as royalties from product sales.  There is no guarantee that we will receive any further milestone payments or royalties under this collaboration.

Firmenich

In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste effect for sucrose, fructose, or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  Under the agreement, Firmenich agreed to pay a license fee in three installments, research and development fees, cost reimbursements and specified payments upon the achievement of milestones.  In January 2010, Firmenich elected to proceed with commercial development of S6973.  In conjunction with the decision, we received the final license fee installment payment in the amount of $8.0 million from Firmenich during the first quarter of 2010.  In October 2010, we amended the agreement with Firmenich to include commercial development of S6973, Senomyx’s novel enhancer of sucrose, for specific beverage applications, in exchange for an incremental license fee, additional milestones and minimum annual royalties, in addition to royalties on sales of products containing S6973.  In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period through July 2012. Through December 31, 2010, we have received $23.9 million in license fees and research and development funding, one milestone of $250,000 and one milestone of $1.0 million.  If all milestones are achieved and all extension options are exercised, and including the $25.1 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2010, we may be entitled to up to $47.6 million.  Upon commercialization, we will be entitled to royalties.  There is no guarantee that we will receive any further milestone payments or royalties under this collaboration.

Nestlé SA

In October 2004, we entered into a product discovery and development collaboration agreement with Nestlé focused on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé paid certain research and development funding through July 2010.  We remain eligible to receive milestone payments upon achievement of specific product discovery and development goals.  Under this agreement, through December 31, 2010, we have received $10.6 million in research and development funding, one milestone of $225,000, one milestone of $350,000 and one milestone of $500,000. If all milestones are achieved, and including the $11.6 million in research and development funding and milestones, we may be entitled to up to $12.1 million.  In addition, in the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any additional milestone payments or royalties under this collaboration.

PepsiCo

In August 2010, we entered into a collaboration agreement with PepsiCo.  The agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect for sucrose and fructose, including high fructose corn syrup, and (2) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.   Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010.  We are entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  We are also entitled to milestone payments and reimbursement of certain out-of-pocket expenses.  Upon commercialization, we are entitled to minimum annual royalties and royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners.  Royalties on products sold by PepsiCo or its affiliates that incorporate a selected sweetness enhancer will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high intensity sweetener will be equal to a portion of the cost of the sweetener.  PepsiCo has the option to extend one or more of the research programs for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.  PepsiCo has the unilateral right to terminate the agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

With respect to the sweetness enhancers and natural high intensity sweeteners that PepsiCo selects for commercial development, generally PepsiCo will have (i) exclusive rights to use the selected enhancer or natural high intensity sweetener, as the case may be, for all forms of non-alcoholic beverages other than powdered beverages for so long as PepsiCo continues to pay the applicable minimum annual royalty, and (ii) co-exclusive rights to use the selected enhancer or natural high intensity sweetener, as the case may be, for all powdered non-alcoholic beverages. However, PepsiCo has agreed to sublicense its rights to any sweetness enhancers that they select for development to one or more third party ingredient suppliers that will be authorized to supply the sweetness enhancer, either alone or in combination with other flavors, to any third party manufacturer of non-alcoholic beverages for use in the categories of: functional beverages, including meal replacement drinks and energy drinks, coffee based drinks, milk and soy based beverages and sour-milk beverages. We will receive royalties based on a percentage of the net sales price of products that are sold by a sublicensee ingredient supplier and that incorporate a selected sweetness enhancer.  PepsiCo was not granted a right to sublicense its rights to selected sweetness enhancers for use in the categories of non-alcoholic carbonated beverages, fruit drinks, teas, waters and sports drinks. Also, PepsiCo was not granted a right to sublicense its rights to natural high intensity sweeteners for use in any non-alcoholic beverages. Accordingly, we anticipate that PepsiCo will use sweetness enhancers and natural sweetness enhancers in those categories on an exclusive basis unless PepsiCo and Senomyx mutually agree to other arrangements at some time in the future.

Under this agreement, through December 31, 2010, we have received $35.0 million in upfront fees and research and development funding. If all milestones are achieved and all extension options are exercised, and including the $35.0 million in upfront fees and research and development funding, we may be entitled to up to $94.6 million. There is no guarantee that we will receive any milestone payments or royalties under this collaboration.

Other Agreements

Campbell Soup Company

In March 2001, we entered into a collaboration agreement with Campbell, a global manufacturer and marketer of consumer food products, to discover salt enhancers for use in soups, including frozen soups. We later amended the agreement to add the product field of specified savory beverages in consideration for additional research and development payments and potential milestone and royalty payments.  In February 2006, we extended the collaborative period until the earlier of March 2009 or submission for a GRAS determination, subject to earlier termination under specified circumstances.  In March 2009, we extended the collaborative period again for an additional year until March 2010, with three annual options of one year each that could further extend the collaboration.  In March 2010, Campbell exercised their first option to extend the collaborative period for an additional year until March 2011.  We expect the agreement to end at that time.

Firmenich

In December 2007, we entered into a collaboration agreement with Firmenich, a global leader in providing food ingredients and flavor systems to major consumer companies for use in their brands, to work for a three-year collaborative period to discover and develop novel flavors that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.  In November 2010, we amended the agreement to extend the collaborative period until December 2012.  Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones.  Upon commercialization, we will be entitled to royalties.  In addition, in the event of regulatory approval of a discovered compound, we are entitled to minimum periodic royalties and in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will agree with Firmenich to extend the collaborative period under this agreement beyond December 2012 or that we will receive any future milestone payments or royalties under this collaboration.

In November 2008, we entered into a second collaboration agreement with Firmenich for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.

Kraft

In January 2011, we announced that we had entered into a collaboration agreement with Cadbury Adams LLC, a unit of Kraft Foods, or Kraft, regarding the development and worldwide commercialization of certain novel flavor ingredients for potential use in the gum and medicated confectionery product categories.  Under the terms of the agreement, Kraft has agreed to pay Senomyx development funding, cost reimbursement and specified payments upon the achievement of milestones during the collaborative period. Kraft may evaluate and select flavor ingredients for commercialization, after which Senomyx will receive royalty payments based on sales of products using the new flavor ingredients.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé, the world’s largest food company, to discover specified flavor ingredients in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.  In April 2005, we amended the agreement to provide for an extension of the collaborative research phase.  In March 2006, we further amended the agreement to include commercialization of novel flavor ingredients in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, under the amendment we reacquired rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category.  In April 2008, we further amended the agreement to extend the collaborative period through April 2010.  In September 2008, we further amended the agreement to provide for a specified escalating payment arrangement in lieu of a sales-based royalty for a limited period of time. In July 2010, we again amended the agreement to provide for an alternative methodology for calculating payments to us in lieu of a sales-based royalty.

Under this alternative methodology, Nestlé has agreed to pay us a pre-determined dollar amount, referred to as the Base Payment Amount, for Nestlé’s use of up to a specified volume (represented in kilograms) of S336, our savory flavor ingredient, over a calendar year, referred to as the Base Use Level. The Base Payment Amount will escalate over time beginning in 2013 and each year thereafter, but the Base Use Level will remain fixed for the duration of the Collaboration Agreement.  If during any calendar year Nestlé uses quantities of S336 in excess of the specified Base Use Level, Senomyx will receive incremental payments based on the volume (in kilograms) of S336 that are used in excess of the Base Use Level. The amount that Senomyx will receive per kilogram of incremental usage of S336 above the Base Use Level has been fixed through the end of 2013, but will increase automatically on an annual basis beginning in 2014 and each year thereafter based on an agreed formula.  This amendment, among other things, also grants Nestlé with additional non-exclusive rights to commercialize certain retail products containing S336 in additional countries in Asia.

We received research and development funding through April 2010.  In addition, we have received milestone payments, cost reimbursements, royalty payments and minimum periodic royalty payments from Nestlé.

Solae, LLC

In April 2007, we entered into a collaboration agreement with Solae, the leading supplier of soy protein for food-based products, for the discovery and exclusive worldwide commercialization of novel flavor ingredients for soy proteins.  Under the terms of the agreement, Solae agreed to pay us research fees through April 2010.  In March 2010, we and Solae amended our agreement pursuant to which we agreed with Solae to conclude the research phase of the collaboration and to provide Solae with additional time to select flavor ingredients developed under the agreement for future development. As a result of this most recent amendment, Solae’s right to select a flavor ingredient for future development was limited to specified flavor ingredients and the level of research support during 2010 was reduced to reflect a reduction in our internal research and development resources dedicated to the collaboration.  We are also eligible to receive milestone payments upon achievement of specific product discovery and development goals.  In addition, in the event of commercialization, we are entitled to receive royalty payments based on sales of products containing flavor ingredients developed under the agreement.  We received research and development funding and a milestone payment under this collaboration.  We cannot assure you that we will receive any further milestone payments or royalties under this collaboration.

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

Receptor Discovery and Assay Development Technology

There are currently five recognized primary senses of taste: umami (which is the savory taste of glutamate), sweet, salt, bitter and sour. In addition, there are secondary taste sensations such as cool, hot and fat.  Scientists generally believe that each of these taste sensations is recognized by a distinct taste receptor or family of taste receptors in the mouth or on the tongue. A taste receptor functions either by physically binding to a tastant in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. The brain recognizes tastes by determining which of the numerous receptors in the mouth have been contacted by a given tastant. Savory, sweet and bitter flavor ingredients bind to taste receptors specific to each taste on the surface of taste bud cells. In contrast, the taste of salt and the sour taste are thought to be recognized by taste channels that allow the passage of particular ions into the taste bud cells.  The tastes of cooling and heating are mediated by receptors found in certain nerves.

The current status in the development of proprietary taste receptor-based assay systems for human taste receptors is as follows:

•                  Savory Receptor.  Glutamate is a natural component of foods, including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The human savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. Using this technology, we identified a number of savory flavor ingredients, including S807, S336, S263 and S976, which were determined to be GRAS in March 2005.  In addition, we have identified additional savory flavors that are being evaluated for additional product applications.

•                  Sweet Receptor.  The human sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created a proprietary high-throughput sweet taste receptor-based assay system and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  We have screened over 500,000 compounds and identified novel compounds that enhance the sweet taste of sucralose and sucrose. Our sucralose enhancer, S2383, was determined to be GRAS in November 2008. Our sucrose enhancer, S6973, was determined to be GRAS in October 2009.  In addition, we have an ongoing research program to identify additional enhancers of sucrose, fructose and other sweeteners.  We have also initiated screening efforts to discover natural high intensity sweeteners.

•                  Bitter Receptors. There are 25 bitter receptors in humans.  These are also members of the GPCR protein family.  Work from model systems showed that the 25 bitter receptors are likely present together in the same taste cell.  The bitter receptors are believed to have evolved as a defense mechanism to warn of and prevent the ingestion of poisonous substances.  It is thought that each bitter receptor recognizes a different set of bitter-tasting compounds.  We believe that 22 of these receptors are the primary means by which we sense bitter tastes.  Using our receptor-based assays and optimization processes, we have identified blockers for 18 different bitter receptors.  During 2008 we identified S6821 and other bitter blockers that met the criteria for reducing the bitterness of several variations of one collaborator’s product, as well as additional product prototypes.  During 2010, we received GRAS regulatory determination for S6821 and S7958.  Also, we have identified additional compounds that are currently being evaluated for potential development.

•      Salt Receptor.  The primary receptor or receptors responsible for salt taste perception in humans have not been definitively identified in the scientific literature.  We are currently exploring the role of candidate proteins that may function as receptors or co-factors responsible for salt taste perception.  This effort involves chemistry and biology approaches, including assessing components of Senomyx’s proprietary database of proteins found in taste buds.

•      Cool Receptor.  The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed a high-throughput screening assay using the human TRPM8 protein, and we validated the assay using a set of known cooling agents.  We have identified cooling flavors from more than ten different chemical classes that have demonstrated a taste proof-of-concept.  We and our collaborator are currently evaluating promising candidate cooling flavors in product prototypes for use in specific applications.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavor ingredients currently comprised of approximately 800,000 natural and artificial compounds. We intend to continue to acquire or develop additional compounds and natural samples to add to our libraries.  We have designed and selected our libraries to comprise compounds that we believe are likely to lead to safe and economical for use in packaged food and beverage products. We are using our assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. Our assay systems are much more sensitive than the human tongue, and can therefore be used to discover novel flavor ingredients that could not be identified using taste tests.  We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the flavor ingredients generated in the optimization process as the lead compound progresses to become a product candidate.

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

The most common types of GRAS review are:

•      FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor ingredient are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Eight of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

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

Food Additive Petition Process.    Food ingredients for which the GRAS process is not available, such as high intensity sweeteners, may be evaluated as food additives. Food additives require FDA approval prior to use in foods. An ingredient may be ineligible for GRAS determination, and may be considered a food additive, because there is insufficient general knowledge or for a variety of other reasons, including conditions of intended use resulting in high dietary exposure or the ingredient’s safety profile. If the ingredient is considered a food additive, a food additive petition must be filed and approved by the FDA. Food additive petitions contain information on the chemical nature of the ingredient, the manufacturing process, information on use in food, estimates of human exposure from use of the compound in food and all known information related to the safety of the ingredient.  The FDA reviews the petition content, requests additional information if necessary, publishes a proposed rule for use in food, reviews comments on the proposed rule and publishes a final rule, if the use is determined to be acceptable.  The safety data requirements for food additives are the same as for GRAS substances.  We estimate that a food additive petition could cost up to $7 million and may take up to four years to complete.  Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies.  Examples of ingredients that have gone through a food additive petition process include the artificial sweeteners aspartame, acesulfame K and sucralose. It may be necessary for any high intensity sweeteners that we discover or develop to follow this regulatory route.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, MSG or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals.  Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor ingredients and technologies to manufacturers of packaged food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of two other companies, Redpoint Bio and Chromocell, Inc., that are involved in research on sweet enhancers.  Products developed as a result of our competitors’ existing or future collaborations may compete with our flavor ingredients.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2010 we are the owner or the exclusive licensee of 119 issued United States patents, 92 pending United States patent applications, 111 issued foreign patents and 207 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2014 through 2029.

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

Sales and Marketing

While we do not currently intend to establish internal sales and marketing capabilities, we are developing the capability to enable us to work closely with our collaborators and their suppliers in the incorporation of our flavor ingredients into their products.  Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect to commercialize our flavor ingredients without incurring significant sales, marketing and distribution costs. Our current collaborators, Ajinomoto, Campbell, Firmenich, Kraft, Nestlé, PepsiCo and Solae, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

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

Employees

As of December 31, 2010, we had 113 full-time employees, including 30 with Ph.D. degrees. Of our full-time workforce, 86 employees are engaged in research and development and 27 are engaged in business development, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

Risks Related To Our Business

We are dependent on our current and any future product discovery and development collaborators for our research and development funding.

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

Our current collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  For example, our coffee and coffee whiteners agreement with Nestlé was amended in May 2009 to reduce the remaining collaborative period by one year and to reduce Nestlé’s funding obligations over the remaining collaborative period to reflect a commensurate reduction in our internal research and development resources dedicated to the Nestlé collaboration.

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

Disagreements or disputes with a collaborator could adversely impact our business operations and prospects.

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

In March 2005, we obtained a FEMA GRAS determination for four of our savory flavor ingredients.  In November 2008, we obtained a FEMA GRAS determination for one of our sucralose enhancers.  In October 2009, we obtained a FEMA GRAS determination for our lead sucrose enhancer.  In October 2010, we obtained a FEMA GRAS determination for two of our bitter blockers.  Apart from these flavor ingredients, we do not have GRAS determination or other regulatory approval for any other flavor ingredient at this time. In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the FEMA GRAS process.  In our experiences with the savory, sweet and bitter programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 18 months and cost less than $1 million per flavor ingredient.  This experience may not be representative of the timing and cost for current and future programs.  This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 18 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. For example, we do not believe that any natural high intensity sweetener that we discover would qualify for a FEMA GRAS determination for its use as a sweetener.  Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all.

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

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations and flavor ingredients not being approved for incorporation into consumer products. In addition, even after regulatory approval of our flavor ingredients, we may become aware of new information that suggests our flavor ingredients are unsuitable for consumer use, in which case our regulatory approvals may be revoked or we may elect to voluntarily cease the commercialization of those ingredients.  These consequences would have a material adverse effect on our business financial condition and results of operations.

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $10.7 million for the year ended

December 31, 2010. As of December 31, 2010, we had an accumulated deficit of approximately $212.9 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  acquire rights to products or product candidates, technologies or businesses; and

•                  prosecute, maintain and enforce our intellectual property rights.

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff.  We have entered into employment letter agreements with each of our executive officers; however, all of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. In addition, we currently have no key person insurance.  If we are not able to attract and retain the necessary personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our current or any future product discovery and development collaborators in a timely fashion or to support our independent discovery and development programs.  In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline.  Moreover, the loss of the services of one or more of our executive officers or key members of our management or scientific staff could negatively impact the relationships we have with our collaborators.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Chromocell, Colorado State University, Columbia University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Redpoint Bio, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wiessenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

Savory flavor ingredients, particularly inosine monophosphate, or IMP, are commercially available, and we will compete with the companies that produce these flavors. IMP is widely available and is a generally accepted food additive by the food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor ingredients into their food, beverage and ingredient products instead of our savory flavor ingredients.  We may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP.  We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents.  In addition, we may compete with existing cooling agents, such as menthol and WS-3, that are currently in use.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of two other companies, Redpoint Bio and Chomocell, that are involved in research for the discovery and development of sweet enhancers and salt substitutes. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $225,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and common area maintenance. These costs will vary each month, and we expect that these costs will be approximately $95,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    (Removed and Reserved)

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

Fiscal 2010 Quarter ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
High	$4.60	$4.47	$4.73	$7.92
Low	$2.40	$3.14	$3.60	$3.93

Fiscal 2009 Quarter ended	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
High	$3.93	$2.61	$4.23	$4.75
Low	$1.35	$1.51	$1.94	$3.06

The last sale price for our common stock as reported by the NASDAQ Stock Market on February 28, 2011 was $7.25 per share.  As of February 28, 2011, there were approximately 65 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2010.

Performance Measurement Comparison (1)

The following graph shows a comparison of the five-year total cumulative returns of an investment of $100 in cash on December 31, 2005 in (i) our common stock, (ii) the Nasdaq Composite Index, U.S. Companies and (iii) the Nasdaq Biotechnology Index.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.  The graph assumes that all dividends have been reinvested.  (To date, we have not declared any dividends.)

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

	Years ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues:
Development revenue	$26,153	$14,590	$16,819	$18,197	$12,230
Commercial revenue	2,555	921	347	23	—
Total revenues	28,708	15,511	17,166	18,220	12,230
Operating expenses:
Research and development	26,636	28,201	31,800	29,874	25,393
General and administrative	13,077	13,682	13,555	13,572	13,735
Total operating expenses	39,713	41,883	45,355	43,446	39,128
Loss from operations	(11,005)	(26,372)	(28,189)	(25,226)	(26,898)
Other income	339	207	1,255	3,395	3,841
Net loss	$(10,666)	$(26,165)	$(26,934)	$(21,831)	$(23,057)

Basic and diluted net loss per share	$(0.28)	$(0.85)	$(0.88)	$(0.72)	$(0.77)

Shares used to compute basic and diluted net loss per share	37,726,285	30,935,090	30,602,481	30,326,768	29,809,854

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$71,612	$31,074	$40,106	$62,624	$74,104
Working capital	33,323	18,064	31,869	51,977	65,455
Total assets	84,672	42,454	54,466	79,249	90,182
Accumulated deficit	(212,879)	(202,213)	(176,048)	(149,114)	(127,283)
Total stockholders’ equity	32,182	17,507	36,940	56,627	69,477

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We have also initiated a program to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Campbell, Firmenich, Kraft, Nestlé, PepsiCo and Solae. We anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling flavors.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2010 our accumulated deficit was $212.9 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

In February 2010 we completed a public offering of 7.1 million shares of common stock for proceeds to us of $18.6 million, net of underwriting discounts, commissions and offering expenses.  The offering was made under a shelf registration statement.

In April 2010 we entered into a Term Sheet, or the KO Term Sheet, with The Coca-Cola Company, or Coca-Cola, under which we agreed to use commercially reasonable efforts to negotiate the definitive terms of a collaborative agreement with Coca-Cola through June 22, 2010 for a research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology.  We and Coca-Cola were unable to reach mutually satisfactory terms for a new collaborative research agreement within the period, and accordingly, the KO Term Sheet expired.

In June 2010 we entered into a letter agreement with PepsiCo which included key commercial and financial terms that the parties agreed to use as the basis for negotiating a potential new multi-year collaborative research program related to the discovery and commercialization of new flavor ingredients resulting from our sweet taste technology, or PepsiCo Letter Agreement. The PepsiCo Letter Agreement contemplated that under the new proposed collaboration agreement PepsiCo’s rights for the use of our flavor ingredients would be exclusive in all non-alcoholic beverage categories, with the exception of powdered non-alcoholic beverages which would be co-exclusive. The PepsiCo Letter Agreement also contemplated that our S6973 sucrose enhancer would not be part of any new collaboration agreement between us and PepsiCo, and that we will have the right to commercialize this novel flavor ingredient for use in non-alcoholic beverages through other channels.

Under the PepsiCo Letter Agreement, we and PepsiCo agreed to negotiate on an exclusive basis and to use best efforts to negotiate the definitive terms of the new proposed collaboration agreement over a period of 60 days.  In consideration for our commitments, PepsiCo made a payment to us of $7.5 million. The payment was applied as partial payment towards an upfront fee when we and PepsiCo entered into a final definitive agreement.

In August 2010 we entered into a Collaborative Research, Development, Commercialization and License Agreement with PepsiCo, or the PepsiCo Collaboration Agreement.  The PepsiCo Collaboration Agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect of sucrose and fructose, including high fructose corn syrup, or the Target Sweeteners, and (2) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.

Under the PepsiCo Collaboration Agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of the PepsiCo Letter Agreement, and $22.5 million of which was paid in the third quarter of 2010.  We expect to recognize the upfront payment over the four-year research period of the agreement.  We are also entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program.  In addition to the upfront payment and committed research funding, we also will be eligible for (i) milestone payments based on the achievement of predetermined goals for selected sweetness enhancers and natural high intensity sweeteners, and (ii) royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners. We will receive minimum annual royalty payments for the different classes of flavor ingredients that PepsiCo may select for development. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected sweetness enhancer will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high intensity sweetener will be equal to a portion of the cost of the sweetener.

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

In October 2010 we entered into an amendment of our Collaborative Research, Development, Commercialization and License Agreement with Firmenich, or the Firmenich Collaboration Agreement.  Under the terms of this most recent amendment, the Firmenich Collaboration Agreement has been expanded to include, among other things, commercial development of S6973, our novel enhancer of sucrose, for specific beverage applications.  Earlier in the year Firmenich made a decision to proceed with commercial development of S6973 for virtually all food product categories and in select powdered beverages.  The amendment of the Firmenich Collaboration Agreement also provides Firmenich with an exclusive worldwide license for commercialization of S6973 for use in (i) instant and ready-to-drink milk, tea and coffee beverages, and (ii) over the counter pharmaceutical products. The amendment also converts Firmenich’s license for use of S6973 in powdered beverages from co-exclusive to exclusive and grants Firmenich an exclusive right to commercialize any compound that they select for development for use in confectionary food products.

In return, under the terms of the amendment we will receive an additional license fee, incremental milestone payments, and minimum annual royalties that, collectively, could reach $3.5 million if all milestones are met.  In addition, the companies agreed upon a higher royalty rate for sales of S6973 for use in (i) instant and ready-to-drink milk, tea, and coffee beverages, and (ii) over the counter pharmaceutical products, compared to the royalty rate in the existing Firmenich Collaboration Agreement for other licensed uses.

In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period of their collaboration agreement through July 2012.  The collaboration agreement is focused on discovering novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside.

Revenue

We derive revenue from our product discovery and development collaborations. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain patent and regulatory costs, milestone payments and royalty payments under our product discovery and development collaboration agreements. As of December 31, 2010, we have recognized cumulative revenue under our collaborations of $128.8 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

From our inception date to the present, research and development payments represented the primary source of our revenue. Based on current collaborations, we anticipate that the majority of our revenues in the near future will be derived from research and development payments.  We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

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

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory flavors, sweet and salt enhancers, bitter blockers and cooling flavors. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patent and licensing, outside services and non-cash stock-based compensation expenses. We charge research and development expenses to operations as incurred.

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

•                  we may be unable to maintain FEMA GRAS determination for our savory flavors, our sucralose and sucrose enhancers and our bitter blockers; and

•                  we may be unable to obtain FEMA GRAS determination or regulatory approval for other candidates in our other programs.

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

Results of Operations

Years Ended December 31, 2010, 2009 and 2008

Revenue Under Collaboration Agreements

We recorded revenue of $28.7 million, $15.5 million and $17.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.  Research and development payments, upfront fees, milestone payments and royalty revenues under collaborations with Ajinomoto, Campbell, The Coca-Cola Company, or Coca-Cola, Firmenich, Nestlé, PepsiCo and Solae accounted for 100% of the total revenue for the year ended December 31, 2010.  The increase of $13.2 million from 2009 to 2010 was primarily due to the recognition of revenue associated with upfront payments, milestones, cost reimbursements and research and development funding associated with sweet enhancer collaboration with Firmenich, which commenced in July 2009, and with PepsiCo, which commenced in August 2010.  Our sweet enhancer collaboration with Firmenich contributed approximately $15.0 million in revenues during the year ended December 31, 2010, as compared to approximately $3.0 million during the year ended December 31, 2009, an increase of approximately $12.0 million.  Our collaboration with PepsiCo contributed approximately $5.2 million in revenues during the year ended December 31, 2010, and did not contribute to revenues during the year ended December 31, 2009, as the agreement commenced in August 2010.  These increases were partially offset by reduced revenues of $4.0 million in the aggregate under four other collaborations where the research and development funding periods reached their conclusions during the year ended December 31, 2010.  The reductions in revenue were entirely the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaborations with Solae, Coca-Cola, the coffee and coffee whitener collaboration with Nestlé, and Cadbury Adams LLC, or Cadbury.  We remain eligible for future milestone payments and potentially royalties under both the Solae and Nestlé collaborations.

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

For 2011, we expect to see an increase in revenues recognized under our collaborative agreements.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $26.6 million, $28.2 million and $31.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Salaries and personnel	$11,093	$11,992	$12,818
Facilities and depreciation	5,142	5,606	5,835
Research and development supplies	2,888	3,598	4,422
Outside services	2,492	2,243	2,533
Patent and licensing	2,208	2,212	3,122
Non-cash stock-based compensation	1,835	1,936	2,312
Miscellaneous	978	614	758
Total research and development expenses	$26,636	$28,201	$31,800

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $11.1 million, $12.0 million and $12.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease of $899,000 from 2009 to 2010 was primarily due to the full year impact of a reduction in staff in 2009, and a further reduction of staff due to natural attrition during 2010.  Our research and development staff decreased from an average of 90 for the year ended December 31, 2009 to an average of 79 for the year ended December 31, 2010.  The decrease of $826,000 from 2008 to 2009 was primarily due to a reduction in staff to support research and development activities, partially offset by the impact of annual salary adjustments.  Our research and development staff decreased from an average of 97 for the year ended December 31, 2008 to an average of 90 for the year ended December 31, 2009.   For 2011, we expect to see a slight increase in staff and salaries and personnel expenses as compared to 2010.

Facilities and Depreciation.    Our facilities and depreciation expenses were $5.1 million, $5.6 million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease of $464,000 from 2009 to 2010 was primarily due to decreased depreciation expense on scientific equipment placed in service in 2007 (which became fully depreciated in 2010).  The decrease of $229,000 from 2008 to 2009 was primarily due to decreased depreciation expense on scientific equipment placed in service in 2006 (which became fully depreciated during 2009).  For 2011, we expect to see a slight increase in facilities and depreciation expenses as compared to 2010.

Research and Development Supplies.  Our expenses for supplies used in research and development were $2.9 million, $3.6 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease of $710,000 from 2009 to 2010 was primarily due to decreased purchases of compounds and a decrease in expensed supplies used in high-throughput screening.  The decrease of

$824,000 from 2008 to 2009 was primarily due to a decrease in expensed supplies used in high-throughput screening and other research and development activities due to progress in the scientific programs.  For 2011, we expect to see an increase in research and development supplies as compared to 2010.

Outside Services.  Our outside services expenses were $2.5 million, $2.2 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase of $249,000 from 2009 to 2010 was primarily due to an increase in costs for safety studies, partially offset by a decrease in costs for scale-up activities.  The decrease of $290,000 from 2008 to 2009 was primarily due to the successful completion of outsourced activities in support of regulatory filings for our product candidates.  For 2011, we expect to see an increase in outside services expenses as compared to 2010 due to costs for safety studies related to product candidates advancing into development.

Patent and Licensing.  Our patent and licensing expenses were $2.2 million, $2.2 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease of $910,000 from 2008 to 2009 was primarily attributable to decreased patent legal expenses associated with timing of patent prosecution of our intellectual property portfolio.  For 2011, we expect to see a slight increase in our patent and licensing expenses as compared to 2010.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $1.8 million, $1.9 million and $2.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The decrease of $101,000 from 2009 to 2010 was primarily due to the continuing decrease in the valuation of options granted to employees, which results in less expense incurred.  The decrease of $376,000 from 2008 to 2009 was primarily due to continuing decreases in the valuation of options granted to employees, which results in less expense incurred.  For 2011, we expect non-cash stock-based compensation expense to remain relatively constant in comparison to 2010.

General and Administrative Expenses

Our general and administrative expenses (including non-cash stock-based compensation expenses charged to general and administrative) were $13.1 million, $13.7 million and $13.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The $605,000 decrease in expenses from 2009 to 2010 was primarily due to the continuing decrease in the valuation of options granted to employees, which results in less expense incurred.  The decrease in non-cash stock-based compensation expense was partially offset by an increase in payroll and related expenses.

The $127,000 increase in expenses from 2008 to 2009 was primarily due to an increase in salaries and personnel-related expenses, partially offset by a reduction in outside services expense.

For 2011, we expect to see a slight decrease in our general and administrative expenses due to continuing decreases in non-cash stock-based compensation expense.

Other Income

Other income was $339,000, $207,000 and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase of $132,000 from 2009 to 2010 was primarily due to the receipt of a federal grant in 2010 and to increased interest income due to higher average investable balances in 2010 as compared to 2009.  The decrease of $1.0 million from 2008 to 2009 was primarily due to lower average rates of return on invested balances in 2009 compared to 2008.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of December 31, 2010 we had received in excess of $191.6 million in proceeds from the sales of common and preferred stock.  In addition, we had received $162.0 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.2 million in interest income.  Commencing January 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $36.4 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $62.1 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

During 2010, four of our collaborations reached the conclusions of their research and development periods.  We believe that any reduction in revenues related to these four collaborations will be offset in 2011 by increases in revenues related to our PepsiCo and Firmenich collaborations related to our Sweet Taste Program.

At December 31, 2010, we had $71.6 million in cash, cash equivalents and investments available-for-sale as compared to $31.1 million at December 31, 2009, an increase of $40.5 million.  This overall increase resulted primarily from the receipt of upfront fees from PepsiCo and Firmenich in the amounts of $30.0 million and $8.0 million, respectively, during 2010.  The overall increase was also due to our financing in February 2010, which raised approximately $18.6 million, net of offering costs.  These increases were partially offset by the use of cash to fund our operations.

Operating Activities

Operating activities provided cash of $21.6 million for the year ended December 31, 2010 and used cash of $9.4 million for the year ended December 31, 2009.  Operating cash flow in 2010 compared to the prior year reflects a decrease in our net loss of $15.5 million.  Non-cash expenses decreased $1.4 million to $6.9 million for the year ended December 31, 2010 from $8.3 million for the year ended December 31, 2009.  The decrease in non-cash expenses was primarily due to a decrease of $1.1 million in non-cash stock-based compensation expense for employees, non-employee directors and consultants and due to a decrease of $549,000 in depreciation expense, due to scientific assets becoming fully depreciated during 2009 and 2010.  Increases in other current assets used cash of $2.3 million in 2010, while decreases in other current assets provided cash of $76,000 in 2009.  Increases in operating liabilities provided cash of $27.6 million and $8.4 million in 2010 and 2009, respectively.  The increase in operating liabilities in the year ended December 31, 2010 was primarily due to the receipt of $38.0 million in upfront payments from PepsiCo and Firmenich, the unrecognized portions of which are included in deferred revenue at December 31, 2010.  The upfront payment from PepsiCo is being recognized as revenue through August 2014.  For 2010 and 2009, the upfront payment from Firmenich was recognized over the expected service period, which was scheduled to conclude in July 2011. In February 2011 Firmenich exercised their first option to extend the service period of the agreement through July 2012. The unrecognized balance of the upfront payment at the date of Firmenich’s election will be recognized over the remaining revised service period.

Operating activities used cash of $9.4 million for the year ended December 31, 2009 compared to $22.0 million for the year ended December 31, 2008.  Operating cash flow in 2009 compared to the prior year reflects a decrease in our net loss of $769,000.  Non-cash expenses increased $408,000 to $8.3 million for the year ended December 31, 2009 from $7.9 million for the year ended December 31, 2008.  The increase in non-cash expenses was primarily due to a decrease in the accretion of discount on available for sale securities of $949,000, partially offset by decreases in stock-based compensation for employees and non-employee directors of $361,000 and in depreciation expense of $282,000.  Decreases in other current assets provided cash of $76,000 and $1.1 million in the years ended December 31, 2009 and 2008, respectively.  Net increases in operating liabilities provided cash of $8.4 million in the year ended December 31, 2009, while net decreases in operating liabilities used cash of $4.1 million in the year ended December 31, 2008.  The increase in operating liabilities in the year ended December 31, 2009 was primarily due to the receipt of $12.0 million in upfront payments from Firmenich, which are included in deferred revenue at December 31, 2009.

Investing Activities

Investing activities used cash of $45.8 million for the year ended December 31, 2010.  Cash used in 2010 reflects the purchase of available-for-sale securities of $95.9 million and purchases of capital equipment of $974,000.  These purchases were partially offset by maturities of available-for-sale securities of $51.0 million.

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

Financing Activities

Financing activities provided cash of $20.4 million, $682,000 and $943,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Cash provided by financing activities in 2010 reflects proceeds from our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  In addition, cash provided by financing activities in the year ended December 31, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $1.8 million.  Cash provided by financing activities in 2009 reflects the net proceeds from the sale of common stock of $682,000 from purchases from our employee stock purchase program and the exercise of stock options.  Cash provided by financing activities in 2008 reflects the net proceeds from the sale of common stock of $943,000 from purchases from our employee stock purchase program and the exercise of stock options.

As of December 31, 2010 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$17,829	$2,691	$5,596	$5,929	$3,613
License payments	145	133	12	—	—
Total	$17,974	$2,824	$5,608	$5,929	$3,613

As of December 31, 2010, we had no long-term debt obligations.

As of December 31, 2010, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $500,000.  In the next 12 months, we also plan to spend approximately $3.5 to $4.0 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing January 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $36.4 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $62.1 million in research and development payments.  Commencing January 1, 2011, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $91.6 million.  In the next twelve months (through December 31, 2011), we anticipate receiving $14.1 million in research and development funding. This does not include any additional payments we may receive related to the following events:

•                  the achievement of additional milestones;

•                  the signing of new collaborations or extensions of existing collaborations not currently contemplated under existing extension options;

•                  the earning of any minimum periodic royalty payments;

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

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Employee and non-employee director stock-based compensation expense was $4.8 million, $5.9 million and $6.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.  At December 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $4.8 million, which is expected to be recognized over a weighted average period of 1.9 years.  Total stock options granted to employees and non-employee directors during the years ended December 31, 2010, 2009 and 2008 represented 3.5%, 7.2% and 3.9% of outstanding shares of the end of each fiscal year.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the year ended December 31, 2010 was $1.67 per share.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.  For purposes of estimating the fair value of stock options granted during 2010 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.8%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB ASC.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during 2010 would increase by $0.14 per share, or 8.2%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during 2010, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during 2010 would increase by $0.19 per share, or 11.6%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.7% for 2010) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during 2010 by $0.08 per share, or 4.6%.

For 2010, 2009 and 2008, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.9% for 2010 and 6.8% for both 2009 and 2008, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Income Taxes

We follow the provisions of the Income Taxes Topic of the FASB ASC, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return.  The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions.  Our analysis concluded that, due to past ownership changes, our deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such, $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of multiple ownership changes which occurred in prior years.

Adoption of New Accounting Standards

In March 2010, the FASB issued guidance regarding the milestone method of revenue recognition.  The guidance indicates that a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The Company adopted the revised guidance in the fourth quarter of 2010 and has applied the revised guidance retrospectively to January 1, 2010.  As the Company had previously accounted for all milestones in accordance with the milestone method of revenue recognition, the adoption of this guidance did not have a material impact on the Company’s financial statements.

Future Accounting Requirements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We will adopt this pronouncement effective January 1, 2011.  We do not believe that adoption of ASU No. 2009-13 will have a material impact on our financial statements.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 3, 2011

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2010	2009
Assets:
Current assets:

Cash and cash equivalents	$21,258	$25,075
Investments available-for-sale	34,631	5,999
Other current assets	3,372	866

Total current assets	59,261	31,940

Investments available-for-sale	15,723	—
Property and equipment, net	9,688	10,514

Total assets	$84,672	$42,454

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$7,259	$5,279
Leasehold incentive obligation	987	987
Deferred revenue	17,692	7,610

Total current liabilities	25,938	13,876

Deferred rent	1,452	1,400
Leasehold incentive obligation	5,100	6,088
Deferred revenue	20,000	3,583

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 39,091,117 and 31,108,201 shares issued and outstanding at December 31, 2010 and 2009, respectively	39	31
Additional paid-in-capital	245,029	219,686
Accumulated other comprehensive gain/(loss)	(7)	3
Accumulated deficit	(212,879)	(202,213)

Total stockholders’ equity	32,182	17,507

Total liabilities and stockholders’ equity	$84,672	$42,454

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues:
Development revenues	$26,153	$14,590	$16,819
Commercial revenues	2,555	921	347

Total revenues	28,708	15,511	17,166

Operating expenses:
Research and development	26,636	28,201	31,800
General and administrative	13,077	13,682	13,555

Total operating expenses	39,713	41,883	45,355

Loss from operations	(11,005)	(26,372)	(28,189)

Other income	339	207	1,255

Net loss	$(10,666)	$(26,165)	$(26,934)

Basic and diluted net loss per share	$(0.28)	$(0.85)	$(0.88)

Shares used to compute basic and diluted net loss per share	37,726,285	30,935,090	30,602,481

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2007	30,476,072	$30	$205,697	$14	$(149,114)	$56,627

Issuance of common stock related to the exercise of options	31,269	—	175	—	—	175
Issuance of common stock related to employee stock plan purchases	162,782	1	767	—	—	768
Compensation related to stock options issued to consultants	—	—	50	—	—	50
Compensation related to stock options granted to employees and non-employee directors	—	—	6,262	—	—	6,262
Comprehensive loss:
Unrealized loss on investments	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(26,934)	(26,934)
Comprehensive loss	—	—	—	—	—	(26,942)
Balance at December 31, 2008	30,670,123	31	212,951	6	(176,048)	36,940

Issuance of common stock related to the exercise of options	41,431	—	69	—	—	69
Issuance of common stock related to employee stock plan purchases	396,647	—	613	—	—	613
Compensation related to stock options granted to consultants	—	—	152	—	—	152
Compensation related to stock options granted to employees and non-employee directors	—	—	5,901	—	—	5,901
Comprehensive loss:
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,165)	(26,165)
Comprehensive loss	—	—	—	—	—	(26,168)
Balance at December 31, 2009	31,108,201	31	219,686	3	(202,213)	17,507

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2009	31,108,201	$31	$219,686	$3	$(202,213)	$17,507

Issuance of common stock related to the exercise of options	256,369	—	929	—	—	929
Issuance of common stock related to employee stock plan purchases	583,690	1	912	—	—	913
Issuance of common stock in a public offering, net of issuance costs	7,142,857	7	18,564	—	—	18,571
Compensation related to stock options granted to consultants	—	—	110	—	—	110
Compensation related to stock options granted to employees and non-employee directors	—	—	4,828	—	—	4,828
Comprehensive loss:
Unrealized loss on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(10,666)	(10,666)
Comprehensive loss	—	—	—	—	—	(10,676)

Balance at December 31, 2010	39,091,117	$39	$245,029	$(7)	$(212,879)	$32,182

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
Operating Activities
Net loss	$(10,666)	$(26,165)	$(26,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,724	3,273	3,555
Accretion of premium/(amortization of discount) on available-for-sale securities	240	(41)	(990)
Amortization of leasehold incentive obligation	(988)	(987)	(987)
Stock-based compensation for employees and non-employee directors	4,828	5,901	6,262
Stock-based compensation for non-employees	110	152	50
Change in operating assets and liabilities:
Other current assets	(2,254)	76	1,148
Accounts payable and accrued expenses	1,056	(618)	155
Deferred revenue	26,499	8,909	(4,437)
Deferred rent	52	128	199
Net cash provided by (used in) operating activities	21,601	(9,372)	(21,979)

Investing activities
Purchases of property and equipment	(974)	(380)	(2,464)
Purchases of available-for-sale securities	(95,860)	(24,961)	(63,465)
Maturities of available-for-sale securities	51,003	25,100	100,988
Net cash provided by (used in) investing activities	(45,831)	(241)	35,059

Financing activities
Proceeds from issuance of common stock	20,413	682	943
Net cash provided by financing activities	20,413	682	943

Net increase (decrease) in cash and cash equivalents	(3,817)	(8,931)	14,023
Cash and cash equivalents at beginning of year	25,075	34,006	19,983
Cash and cash equivalents at end of year	$21,258	$25,075	$34,006

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$924	$—	$11

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is focused on using proprietary taste receptor-based assays and optimization techniques to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries. The Company has product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Campbell Soup Company (“Campbell”), Firmenich SA (“Firmenich”), Kraft Foods, Inc. (“Kraft”), Nestlé SA (“Nestlé”), PepsiCo , Inc. (“PepsiCo”) and Solae LLC (“Solae”).  The Company’s collaboration agreements generally provide for upfront fees, research and development funding, reimbursement of certain regulatory and patent costs, milestone payments if the Company achieves development or commercialization goals, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling flavors.

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments available-for-sale, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators.  For the year ended December 31, 2010, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows: revenues from Firmenich were $16.6 million, or 58% of total revenues; revenues from PepsiCo were $5.2 million, or 18% of total revenues; and revenues from Nestlé were $3.3 million, or 12% of total revenues.  For the year ended December 31, 2009, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows: revenues from Nestlé were $4.2 million, or 27% of total revenues; revenues from Firmenich were $4.2 million, or 27% of total revenues; revenues from Ajinomoto were $2.5 million, or 16% of total revenues; revenues from The Coca-Cola Company (“Coca-Cola’) were $2.0 million, or 13% of total revenues; and revenues from Solae were $1.7 million, or 11% of total revenues.  For the year ended December 31, 2008, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows: revenues from Ajinomoto were $7.0 million, or 41% of total revenues; revenues from Nestlé were $4.1 million, or 24% of total revenues; and revenues from Coca-Cola were $2.5 million, or 15% of total revenues.

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

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2010.

Leasehold Incentive Obligation

In conjunction with the lease agreement covering the facility occupied by the Company (the “Nexus Lease”), the Company received a tenant improvement allowance of $155 per square foot leased, or $10.1 million.  As the tenant improvements were constructed, the Company recorded both the covered tenant improvements (as property and equipment) and an offsetting leasehold incentive obligation on the Company’s balance sheet.  Through the initial term of the Nexus Lease, the Company records depreciation expense to depreciate the tenant improvements and records an offsetting reduction to rent expense (to amortize the leasehold incentive obligation), in accordance with the Leases Topic of the FASB ASC.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the FASB ASC.  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.

Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursement.  Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive, (ii) its achievability was not reasonably assured at the inception of the agreement and (iii) the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Commercial revenues include revenues from commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.  Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive, (ii) its achievability was not reasonably assured at the inception of the agreement and (iii) the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when the royalty report is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, the majority of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, patents and licenses and outside services.

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive loss as of December 31, 2010 and accumulated other comprehensive gain as of December 31, 2009, consisted of unrealized losses or gains on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2010, 2009 and 2008 were $1.67, $1.95 and $4.21 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2010	2009	2008
Expected volatility	66.84%	69.10%	62.81%
Risk-free interest rate	2.70%	2.03%	2.69%
Dividend yield	0.0%	0.0%	0.0%
Expected term	6 years	6 years	6 years

The weighted-average estimated fair value of employee stock purchase rights granted during the years ended December 31, 2010, 2009 and 2008 were $1.44, $1.62 and $2.04 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2010	2009	2008
Expected volatility	62.82%	101.55%	65.93%
Risk-free interest rate	0.40%	0.38%	1.99%
Dividend yield	0.0%	0.0%	0.0%
Expected term	1.25 years	1.25 years	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.  In 2010, the Company based expected volatility upon the Company’s historical volatility.  In 2009, the Company attributed approximately 80% of the expected volatility to the Company’s historical volatility, with approximately 20% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  In 2008, the Company attributed approximately 50% of the expected volatility to the Company’s historical volatility, with approximately 50% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation-Stock Compensation Topic of the FASB ASC.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s employee stock purchase plan primarily due to the difference in their respective expected terms.

As stock-based compensation expense recognized in the Statement of Operations for 2010, 2009 and 2008 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  The Compensation-Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 7.9%, 6.8% and 6.8% for the years ended December 31, 2010, 2009 and 2008, respectively, based on historical experience.

Compensation expense related to stock-based compensation for options and awards is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the years ended December 31, 2010, 2009 and 2008 was comprised as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Research and development	$(1,724)	$(1,784)	$(2,262)
General and administrative	(3,104)	(4,117)	(4,000)
Employee and non-employee director stock-based compensation expense	$(4,828)	$(5,901)	$(6,262)

At December 31, 2010, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $4.8 million, which is expected to be recognized over a weighted average period of 1.9 years.

Net Loss Per Share

The Company calculated net loss per share in accordance with the Earnings Per Share Topic of the FASB ASC. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method.  Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.  For purposes of this calculation, common stock subject to repurchase by the Company, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2010	2009	2008
Historical:
Net loss (in thousands)	$(10,666)	$(26,165)	$(26,934)

Weighted average common shares	37,726,285	30,935,090	30,602,635
Weighted average unvested common shares subject to repurchase	—	—	(154)

Denominator for basic and diluted earnings per share	37,726,285	30,935,090	30,602,481

Basic and diluted net loss per share	$(0.28)	$(0.85)	$(0.88)

	Years Ended December 31,
	2010	2009	2008

Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	7,405,296	6,775,388	5,035,184

	7,405,296	6,775,388	5,035,184

Segment Reporting

The Company currently operates in a single operating segment.

Future Accounting Requirements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company will adopt ASU No. 2009-13 effective January 1, 2011.  The Company does not believe that adoption of ASU No. 2009-13 will have a material impact on its financial statements.

Adoption of New Accounting Standards

In March 2010, the FASB issued guidance regarding the milestone method of revenue recognition.  The guidance indicates that a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  The Company adopted the revised guidance in the fourth quarter of 2010 and has applied the revised guidance retrospectively to January 1, 2010.  As the Company had previously accounted for all milestones in accordance with the milestone method of revenue recognition, the adoption of this guidance did not have a material impact on the Company’s financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$12,644	$4	$(2)	$12,646
United States Government Agency Bonds	30,021	4	(8)	30,017
Corporate Notes	7,696	—	(5)	7,691

	$50,361	$8	$(15)	$50,354

As of December 31, 2010, no securities had been in a continuous unrealized loss position for greater than 12 months.

The following is a summary of investments available-for-sale securities at December 31, 2009 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,996	$3	$—	$5,999

	$5,996	$3	$—	$5,999

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2010 and 2009. The Company held available-for-sale securities with an estimated fair value of $34.6 million with contractual maturities of less than one year as of December 31, 2010.  The Company held available-for-sale securities with an estimated fair value of $15.7 million with contractual maturities of one to two years as of December 31, 2010.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2010	2009
Scientific equipment	$11,332	$10,441
Computer equipment	3,008	2,738
Furniture and fixtures	1,035	1,030
Leasehold improvements	11,914	11,792

	27,289	26,001
Less accumulated depreciation and amortization	(17,601)	(15,487)

	$9,688	$10,514

Depreciation expense was $2.7 million, $3.3 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2010	2009
Accounts payable	$420	$242
Accrued employee benefits	5,178	4,155
Other accrued expenses	1,661	882

	$7,259	$5,279

3. Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.  During 2010, the Company determined that it could access quoted prices directly for United States Treasuries, and subsequently reclassified United States Treasuries from Level 2 to Level 1 at that date.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies U.S. government agency securities and corporate note holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below:

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$20,888	$20,888	$—	$—
U.S. Treasuries	12,646	12,646	—	—
U.S. Government Agency Bonds	30,017	—	30,017	—
Corporate Notes	7,691	—	7,691	—
Total financial instruments owned	$71,242	$33,534	$37,708	$—

4. Product Discovery and Development Collaborations

The Company’s current collaboration agreements generally provide for research and development funding, milestone payments, cost reimbursement and royalty payments in the event the collaborator commercializes a product incorporating the Company’s flavor ingredients.  For the Company’s agreements that include milestones, the milestones generally range from $100,000 to $1.5 million, and are generally due upon achievement of selection, regulatory and commercial events.  The Company considers milestones for selection and regulatory events to be development revenue.  The Company considers milestones for commercial events to be commercial revenues.  The specific type of royalty and method for calculating royalty payments varies by agreement.  The Company has retail-based royalty agreements, where any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells.  The Company’s retail-based royalty agreements provide for an effective royalty rate of up to 4%.  The Company’s agreements with Ajinomoto, Campbell, Kraft, the Company’s coffee and coffee whitener agreement with Nestlé, and the agreement with PepsiCo are either exclusively or partially retail-based royalty agreement.  The Company has ingredient supply agreements, where any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx ingredient itself or the mix (or flavor system) in which the Senomyx ingredient is contained or is based on the volume of the ingredient itself used by a manufacturer in a finished product.  The Company’s ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by the Company’s retail-based agreements.  The Company’s agreements with Ajinomoto, Firmenich, the Company’s 2002 agreement with Nestlé, the Company’s agreement with PepsiCo and the Company’s agreement with Solae are either exclusively or partially ingredient supply-based royalty agreements.  Certain of the Company’s current collaboration agreements also provide for upfront fees and minimum periodic royalties.  Below is a discussion of the Company’s material agreements.

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

In April 2007, the Company and Ajinomoto amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay the Company a non-refundable upfront license fee and the Company is eligible to receive an additional milestone payment upon achievement of a specific goal.  The Company is also eligible to receive minimum periodic royalty payments.

In August 2007, the Company and Ajinomoto further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by the Company.  Under the terms of the August amendment, Ajinomoto agreed to pay the Company a non-refundable upfront license fee.  The Company is also eligible to receive minimum periodic royalty payments.

In March 2009, the Company and Ajinomoto further amended the agreement to extend the collaborative period for an additional year through March 2010.  Under the terms of the extension, Ajinomoto agreed to pay the Company incremental research funding. The potential milestone payments upon achievement of certain research and development goals remain unchanged.

In connection with this collaborative agreement, the Company recognized development revenue of $1.2 million, $1.8 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in development revenue in 2010 was $500,000 related to the earning of a development milestone.  The Company recognized commercial revenue derived under this collaboration agreement of $1.2 million, $233,000 and $164,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in commercial revenue in 2010 was $500,000 related to the earning of a commercial milestone.  As of December 31, 2010 and 2009, the Company had deferred revenue of $152,000 and $556,000, respectively.  Through December 31, 2010, the Company has received $18.1 million in upfront fees, research and development funding and cost reimbursement payments, as well as three milestones of $500,000 each.  If all milestones are achieved, and including the $19.6 million in upfront fees, research and development funding, milestone and cost reimbursements paid through December 31, 2010, the Company may be entitled to up to $19.9 million in upfront fees, research and development funding and milestone payments.  In addition to the upfront fees, research and development funding and milestone payments, the Company has received minimum periodic royalty payments.  These minimum periodic royalty payments are non-refundable.  Under the terms of the contract, Ajinomoto will provide the Company a sales report and the Company will record any additional calculated royalties as commercial revenues.  There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

Coca-Cola.    In April 2002, the Company entered into a collaboration agreement with Coca-Cola for the discovery and development of specified flavors and flavor enhancers. The agreement required Coca-Cola to make research funding payments over three years totaling $6.0 million. The agreement was amended in April 2004 to extend the collaborative period until April 2008, subject to earlier termination under specified circumstances. The agreement was further amended in April 2008 to extend the collaborative period until April 2010.  Under terms of the first extension, the Company provided additional research and received additional research funding totaling $6.0 million for three additional years.  Under the terms of the second extension, the Company provided additional research and received additional research funding totaling $4.0 million for two additional years.  Senomyx and Coca-Cola were unable to reach mutually satisfactory terms for a new collaborative research agreement, and accordingly the collaboration agreement expired and terminated automatically in April 2010.

In connection with this collaborative agreement, the Company recognized development revenue of $950,000, $2.0 million and $2.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in development revenue in 2008 was $500,000 related to the earning of a development milestone.  As of December 31, 2010 and 2009, the Company had deferred revenues of $0 and $117,000.  Through December 31, 2010, the Company has received $16.3 million in research and development funding and one milestone payment of $500,000.

Firmenich.  In July 2009, the Company entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  The agreement was subsequently amended in October 2009.  Under the agreement as amended, Firmenich agreed to pay a license fee, payable in three installments, research and development fees and specified payments upon the achievement of milestones.  In the event of commercialization, the Company is entitled to receive royalties on future sales of products containing a discovered flavor ingredient.

In October 2010 the Company and Firmenich further amended the agreement to include, among other things, commercial development of S6973, Senomyx’s novel enhancer of sucrose, for specific beverage applications.  The amendment also converts Firmenich’s license for use of S6973 in powdered beverages from co-exclusive to exclusive and grants Firmenich an exclusive right to commercialize any compound that they select for development for use in confectionary food products.  In return, under the terms of the amendment the Company received an additional license fee, and incremental milestone payments and minimum annual royalties.

In November 2010, Firmenich exercised its option to expand the companies’ agreement to include the discovery, development, and worldwide commercialization of natural flavor ingredients that enhance the taste of sucrose, fructose, and various forms of rebaudioside.  In consideration of the expansion of the agreement, Firmenich is paying Senomyx additional research funding as well as milestones, minimum annual royalties, and royalties on sales of natural sweet enhancers developed under the collaboration.

In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period through July 2012.

In connection with this collaborative agreement, the Company recognized development revenue of $15.0 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.  Included in development revenue in 2010 was $1.3 million related to the earning of two development milestones.  As of December 31, 2010 and 2009, the Company had deferred revenues of $7.4 million and $9.9 million.  Through December 31, 2010, the Company has received $23.9 million in license fees and research and development funding, one milestone of $250,000 and one milestone of $1.0 million.  If all milestones are achieved and all extension options are exercised, and including the $25.1 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2010, the Company may be entitled to up to $47.6 million.  There is no guarantee that the Company will receive any further milestone payments or any royalties under this collaboration.

Nestlé.  In October 2004, the Company entered into a product discovery and development collaboration agreement with Nestlé which provides for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients for use in coffee and coffee whiteners, subject to extension or earlier termination under specified circumstances.  The research and development period under this agreement was subsequently extended for three three-month increments and one 12-month increment.  The agreement was also amended to agree that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 2010.  The Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.

In connection with this agreement, the Company recognized development revenue of $1.5 million, $2.3 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Included in development revenue in 2010 was $500,000 related to the earning of a development milestone.  Included in development revenue in 2009 was $725,000 related to the earning of two development milestones.  Included in development revenue in 2008 was $350,000 related to the earning of a development milestone.  As of December 31, 2010 and 2009, the Company had deferred revenues of $0 and $101,000, respectively.  Under this agreement, through December 31, 2010, the Company has received $10.6 million in research and development funding, one milestone of $225,000, one milestone of $350,000 and one milestone of $500,000. If all milestones are achieved, and including the $11.6 million in research and development funding and milestones, the Company may be entitled to up to $12.1 million. There is no guarantee that the Company will receive any further milestone payments or any royalties under this collaboration.

PepsiCo.  In August 2010 the Company entered into a collaboration agreement with PepsiCo.  The agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect of sucrose and fructose, including high fructose corn syrup, and (2) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.   Under the agreement, the Company received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010.  Senomyx expects to recognize this upfront payment over the four-year research period of the agreement.  The Company is entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  The Company is also entitled to milestone payments and reimbursement of certain out-of-pocket expenses.  Upon commercialization, the Company is entitled to minimum annual royalties and royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners.  PepsiCo has the option to extend one or more of the research programs for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.

In connection with this agreement, the Company recognized development revenue of $5.2 million for the year ended December 31, 2010.  As of December 31, 2010, the Company had deferred revenues of $29.8 million.  Under this agreement, through December 31, 2010, the Company has received $35.0 million in upfront fees and research and development funding. If all milestones are achieved and all extension options are exercised, and including the $35.0 million in upfront fees and research and development funding, the Company may be entitled to up to $94.6 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

This footnote only discloses amounts recognized for individually material collaboration agreements during 2010, 2009 and 2008, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Nexus Lease provides for an annual 3% rent increase. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $1.7 million for all years.  The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2010, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2011	$2,691
2012	2,759
2013	2,837
2014	2,921
2015	3,008
Thereafter	3,613

Total minimum lease payments	$17,829

In connection with certain license agreements, the Company’s annual future minimum obligation payments are $133,000 for the year ending December 31, 2011 and $12,000 for the year ending December 31, 2012.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock.  No shares of convertible preferred stock were outstanding as of December 31, 2010 or 2009.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 13,835,450 shares of common stock.  At December 31, 2010, the Company has repurchased a total of 131,153 shares and 4,044,965 shares remain available for grant under the Plan.  The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period.  Since the Plan’s inception, under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2010, of which no shares are subject to repurchase.  No restricted stock purchase rights were granted during the years ended December 31, 2010, 2009 or 2008.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years.  In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant.  The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason.  At December 31, 2010, no shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2010:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-3.20	1,705,586	7.78	$2.09	421,538	$0.95
$3.21-3.21	1,740,025	8.13	$3.21	753,150	$3.21
$3.40-7.49	1,691,603	6.27	$6.40	1,281,540	$6.49
$7.69-13.19	1,247,332	5.47	$11.59	1,190,370	$11.55
$13.21-18.99	1,020,750	5.27	$15.63	1,008,906	$15.64

	7,405,296		$6.80	4,655,504	8.73

As of December 31, 2010, the total intrinsic value of options outstanding and exercisable was $6.6 million.  At December 31, 2010, the weighted average remaining contractual term for options vested and exercisable was 5.8 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2010:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	4,120,085	$10.74
Granted	1,184,490	$7.08
Exercised	(31,269)	$5.91
Cancelled	(238,122)	$11.53

Outstanding at December 31, 2008	5,035,184	$9.87
Granted	2,387,060	$3.12
Exercised	(41,431)	$1.78
Cancelled	(605,425)	$7.13

Outstanding at December 31, 2009	6,775,388	$7.79
Granted	1,381,000	$2.69
Exercised	(256,369)	$3.64
Cancelled	(494,723)	$10.41

Outstanding at December 31, 2010	7,405,296	$6.80

The total intrinsic value of stock option exercises during the years ended December 31, 2010, 2009 and 2008 was $563,000, $83,000 and $18,000, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period.  Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations.  The Purchase Plan authorizes up to 1,793,096 shares to be granted.  At December 31, 2010, 1,496,055 shares of common stock have been issued under the Purchase Plan at an average price of $3.91 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2010
Common stock options granted and outstanding	7,405,296
Common stock options reserved for future grant	4,044,964
Common stock reserved under Purchase Plan	297,041
Total common stock shares reserved for future issuance	11,747,301

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

7. Income Taxes

The Company follows the provisions of the Income Taxes Topic of the FASB ASC that defines a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Income Taxes Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under the Income Taxes Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions.  The Company’s analysis concluded that, due to past ownership changes, the Company’s deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such $3.1 million of net operating losses will expire and $760,000 of research and development credits will expire as a result of the multiple ownership changes which occurred in prior years.  As a result of the completion of the analysis, the Company has included the net operating loss and research and development credit carryforward net of the amount to be expired as a deferred tax asset.  However, the Company has determined that sufficient future taxable income will not be available to realize the deferred tax assets for net operating loss and research and development credit carryforwards.  Therefore, the Company has recognized a full valuation allowance for these deferred tax assets.

The Company updated its Section 382 and 383 analyses through December 31, 2010 and determined that there has not been a subsequent ownership change since February 2007.  The completion of the Company’s Section 382 and 383 analyses through December 31, 2010 does not prevent further limitations to the Company’s net operating loss and research and development credit carryforwards.  Additional limitations may arise if the Company experiences an ownership change in subsequent periods.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

Balance at January 1, 2010	$1,541
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(3)
Settlements	—
Balance at December 31, 2010	$1,538

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions.  The Company’s tax years for 2007 and forward are subject to examination by the IRS and tax years 2006 and forward are subject to examination by California tax authorities.  Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years.  The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  During the twelve months ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest or penalties.

Significant components of the Company’s net deferred tax assets at December 31, 2010 and 2009 are shown below (in thousands). A valuation allowance of $73.9 million and $70.7 million has been established to offset the net deferred tax assets as of December 31, 2010 and 2009, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$38,325	$48,589
Capitalized research and development	7,679	6,009
Research and development credits	3,510	3,704
Deferred revenue	15,358	4,561
Stock compensation	5,842	5,194
Other, net	3,159	2,606

Total deferred tax assets	73,873	70,663

Total deferred tax liabilities	—	—

Net deferred tax assets	73,873	70,663
Valuation allowance for deferred tax assets	(73,873)	(70,663)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2010, 2009 and 2008, due to the following (in thousands):

	2010	2009	2008
Federal income taxes at 35%	$(3,733)	$(9,158)	$(9,427)
State income tax, net of federal benefit	(614)	(1,503)	(1,548)
Tax effect on non-deductible expenses and credits	1,137	1,229	3,570
Other	—	(154)	—
Increase in valuation allowance	3,210	9,427	7,405
	$—	$(159)	$—

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized.  Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward.  At December 31, 2010 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.4 million.

At December 31, 2010, the Company had federal and California tax net operating loss carryforwards of approximately $110.2 million and $35.9 million, respectively.  The federal and California tax loss carryforwards will begin to expire in 2022 and 2011, respectively, unless previously utilized.

At December 31, 2010, the Company also had federal and California research and development tax credit carryforwards of approximately $3.9 million and $2.6 million, respectively. The federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$7,731	$5,656	$5,809	$9,512
Total operating expenses	9,521	10,384	9,582	10,226
Net loss	(1,780)	(4,704)	(3,747)	(435)
Basic and diluted net loss per common share	$(0.05)	$(0.12)	$(0.10)	$(0.01)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$3,512	$2,966	$4,157	$4,876
Total operating expenses	10,865	11,035	10,489	9,494
Net loss	(7,341)	(8,047)	(6,165)	(4,612)
Basic and diluted net loss per common share	$(0.24)	$(0.26)	$(0.20)	$(0.15)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Senomyx, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 3, 2011

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2010 Annual Meeting of Shareholders to be held on May 26, 2011, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2010 Executive Bonus Plan.
(6)	10.7+	Senomyx, Inc. 2011 Executive Bonus Plan.
(4)	10.8+	Non-Employee Director Compensation Policy.
(7)	10.9+	Description of director compensation provided to Jay Short.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between Senomyx, Inc. and Kent Snyder.
(8)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between Senomyx, Inc. and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between Senomyx, Inc. and John Poyhonen.
(9)	10.13+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(8)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
	10.15+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(10)	10.16+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(8)	10.17+	Form of Amended and Restated Change in Control Agreement.
(11)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(12)	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(9)	10.20*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(13)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between Senomyx, Inc. and Aurora Biosciences Corporation.
(3)	10.24*	Collaborative Research and License Agreement, dated October 26, 2004, between Senomyx, Inc. and Nestec, Ltd.
(14)	10.25*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(15)	10.26*	Collaborative Research, Development, Commercialization and License

Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(9)	10.27*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(16)	10.28*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(17)	10.29*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(18)	10.30*	Fourth Amendment dated March 23, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(19)	10.31*	Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(12)	10.32*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
10.33*

Second Amendment dated October 22, 2010 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA, as amended October 30, 2009.

(20)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(5)   Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010 and incorporated herein by reference.

(6)   Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.

(7)   Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

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

(12) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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

(19) Filed as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 and incorporated herein by reference.

(20) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.

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

Dated: March 3, 2011

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

Signature	Title	Date

/S/ KENT SNYDER	Chief Executive Officer and Chairman	March 3, 2011
Kent Snyder	of the Board of Directors (Principal Executive Officer)

/S/ ANTONY ROGERS	Vice President and Chief Financial Officer	March 3, 2011
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ ROGER D. BILLINGSLEY	Director	March 3, 2011
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	March 3, 2011
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 3, 2011
Mary Ann Gray, Ph.D.

/S/ MICHAEL E. HERMAN	Director	March 3, 2011
Michael E. Herman

/S/ JAY M. SHORT	Director	March 3, 2011
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	March 3, 2011
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2010 Executive Bonus Plan.
(6)	10.7+	Senomyx, Inc. 2011 Executive Bonus Plan.
(4)	10.8+	Non-Employee Director Compensation Policy.
(7)	10.9+	Description of director compensation provided to Jay Short.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between Senomyx, Inc. and Kent Snyder.
(8)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between Senomyx, Inc. and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between Senomyx, Inc. and John Poyhonen.
(9)	10.13+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(8)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
	10.15+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(10)	10.16+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(8)	10.17+	Form of Amended and Restated Change in Control Agreement.
(11)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(12)	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(9)	10.20*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(13)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(12)	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between Senomyx, Inc. and Aurora Biosciences Corporation.
(3)	10.24*	Collaborative Research and License Agreement, dated October 26, 2004, between Senomyx, Inc. and Nestec, Ltd.
(14)	10.25*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(15)	10.26*	Collaborative Research, Development, Commercialization and License

Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(9)	10.27*	First Amendment to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(16)	10.28*	Second Amendment dated April 24, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(17)	10.29*	Third Amendment dated August 1, 2007 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(18)	10.30*	Fourth Amendment dated March 23, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated March 23, 2006 between Senomyx, Inc. and Ajinomoto Co., Inc.
(19)	10.31*	Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(12)	10.32*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
10.33*

Second Amendment dated October 22, 2010 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA, as amended October 30, 2009.

(20)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(5)   Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2010 and incorporated herein by reference.

(6)   Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2011 and incorporated herein by reference.

(7)   Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

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

(12) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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

(19) Filed as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 and incorporated herein by reference.

(20) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.