Form 10-Q
period 2011-03-31
SENOMYX INC
filed 2011-04-29
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 25, 2011:  39,571,477

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$20,763	$21,258
Short-term investments available-for-sale	26,349	34,631
Other current assets	2,522	3,372
Total current assets	49,634	59,261

Long-term investments available-for-sale	18,742	15,723
Property and equipment, net	9,788	9,688
Total assets	$78,164	$84,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,882	$7,259
Deferred rent	46	—
Leasehold incentive obligation	987	987
Deferred revenue	14,718	17,692
Total current liabilities	19,633	25,938

Deferred rent	1,414	1,452
Leasehold incentive obligation	4,854	5,100
Deferred revenue	19,315	20,000

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2011 (unaudited) and December 31, 2010	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2011 (unaudited) and December 31, 2010; 39,566,942 and 39,091,117 shares issued and outstanding at March 31, 2011 (unaudited) and December 31, 2010, respectively	40	39
Additional paid-in capital	247,035	245,029
Accumulated other comprehensive gain/(loss)	7	(7)
Accumulated deficit	(214,134)	(212,879)
Total stockholders’ equity	32,948	32,182
Total liabilities and stockholders’ equity	$78,164	$84,672

[NOTE: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Development revenues	$7,803	$6,921
Commercial revenues	913	810

Total revenues	8,716	7,731

Operating expenses:
Research and development	7,279	6,396
General and administrative	2,731	3,125

Total operating expenses	10,010	9,521

Loss from operations	(1,294)	(1,790)

Other income	39	10

Net loss	$(1,255)	$(1,780)

Basic and diluted net loss per share	$(0.03)	$(0.05)

Shares used to compute basic and diluted net loss per share	39,256,898	34,575,192

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(1,255)	$(1,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	675	712
Amortization of premium on available-for-sale securities	158	4
Amortization of leasehold incentive obligation	(246)	(247)
Stock-based compensation for non-employees	26	25
Stock-based compensation for employees and non-employee directors	1,188	1,393
Change in operating assets and liabilities:
Other assets	879	(99)
Accounts payable, accrued expenses and other current liabilities	(2,726)	(1,075)
Deferred revenue	(3,659)	4,852
Deferred rent	8	28
Net cash (used in)/provided by operating activities	(4,952)	3,813

Investing activities
Purchases of property and equipment	(1,426)	(85)
Purchases of available-for-sale securities	(16,714)	(40,651)
Maturities of available-for-sale securities	21,804	2,000
Net cash provided by/(used in) investing activities	3,664	(38,736)

Financing activities
Proceeds from issuance of common stock	793	19,243
Net cash provided by financing activities	793	19,243

Net decrease in cash and cash equivalents	(495)	(15,680)
Cash and cash equivalents at beginning of period	21,258	25,075
Cash and cash equivalents at end of period	$20,763	$9,395

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$273	$—
Proceeds from issuance of common stock (net) included in accounts payable, accrued expenses and other current liabilities	$—	$135

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be reported for the year ending December 31, 2011.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date.  Investments with a maturity date of one year or less from the balance sheet date are classified as short-term investments.  Investments with a maturity date of greater than one year from the balance sheet date are classified as long-term investments.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three months ended March 31, 2011 and 2010 was comprised as follows (in thousands):

	Three months ended March 31,
	2011	2010
Research and development	$(579)	$(533)
General and administrative	(609)	(860)
Employee and non-employee director stock-based compensation expense	$(1,188)	$(1,393)

At March 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended March 31,
	2011	2010
Historical:
Numerator:
Net loss (in thousands)	$(1,255)	$(1,780)
Denominator:
Weighted average common shares	39,256,898	34,575,192

Basic and diluted net loss per share	$(0.03)	$(0.05)

Comprehensive Loss

Comprehensive loss represents net loss adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale securities less reclassification adjustments for realized gains or losses included in net loss. The accumulated unrealized gains or losses are reported as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2011	2010

Comprehensive loss	$(1,241)	$(1,795)

Adoption of New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This new pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted the guidance as of January 1, 2011.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

United States Treasuries	$14,615	$7	$(1)	$14,621
United States government agency securities	19,734	6	(9)	19,731
Corporate notes	10,735	4	—	10,739
	$45,084	$17	$(10)	$45,091

The following is a summary of investments available-for-sale at December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

United States Treasuries	$12,644	$4	$(2)	$12,646
United States government agency securities	30,021	4	(8)	30,017
Corporate notes	7,696	—	(5)	7,691
	$50,361	$8	$(15)	$50,354

None of the Company’s investments in individual securities have been in a continuous unrealized loss position for 12 months or greater.  Consequently, the Company has deemed the unrealized losses on securities held at March 31, 2011 to be temporary.  Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2011 and 2010.  As of March 31, 2011, the Company held $26.3 million of available-for-sale securities with maturity dates within one year and $18.7 million with maturity dates over one year and less than two years.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies United States government agency securities and corporate note holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$20,138	$20,138	$—	$—
United States Treasuries	14,621	14,621	—	—
United States government agency securities	19,731	—	19,731	—
Corporate notes	10,739	—	10,739	—
Total financial instruments owned	$65,229	$34,759	$30,470	$—

4.                                      Product Discovery and Development Collaborations

During the three months ended March 31, 2011, the Company earned a commercial milestone of $250,000 from Ajinomoto.

During the three months ended March 31, 2010, the Company earned a development milestone of $1.0 million from Firmenich, a development milestone of $250,000 from Firmenich, and a commercial milestone of $500,000 from Ajinomoto.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2010 included with our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We have also initiated a program to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Kraft Foods, Inc., or Kraft, Nestlé SA, or Nestlé, PepsiCo, Inc., or PepsiCo, and Solae LLC, or Solae. We anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling flavors.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2011 our accumulated deficit was $214.1 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

•                  termination or expiration of any of our product discovery and development collaboration agreements;

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Revenue Under Collaboration Agreements

We recorded revenue of $8.7 million and $7.7 million during the three months ended March 31, 2011 and 2010, respectively.  The increase was primarily due to the recognition of revenue associated with upfront license payments and research and development funding associated with our Sweet Enhancer collaboration with PepsiCo, which commenced in August 2010.  Our Sweet Enhancer collaboration with PepsiCo contributed approximately $3.9 million to revenues for the three months ended March 31, 2011, and did not contribute to revenues during the three months ended March 31, 2010.  This increase was partially offset by a decrease in revenues associated with our Sweet Enhancer collaboration with Firmenich.  Our Sweet Enhancer collaboration with Firmenich contributed approximately $3.2 million to revenues for the three months ended March 31, 2011, as compared to approximately $4.7 million for the three months ended March 31, 2010.  In the first quarter of 2010, we earned two development milestones and cost reimbursements totaling approximately $1.3 million and $594,000, respectively, related to the Firmenich Sweet Enhancer collaboration.  Firmenich Sweet Enhancer collaboration recurring revenues related to upfront license amortization and research and development funding increased approximately $347,000 from the three months ended March 31, 2010 to the three months ended March 31, 2011.  These changes were partially offset by reduced revenues of approximately $1.7 million in the aggregate under five other collaborations where the research and development funding periods reached their conclusions during the year ended December 31, 2010.  The reductions in revenue were entirely the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaboration with The Coca-Cola Company, or Coca-Cola, the collaboration with Ajinomoto, the coffee and coffee whitener collaboration with Nestlé, the original collaboration with Nestlé and the collaboration with Solae.  The collaboration agreement with Ajinomoto and the original collaboration with Nestlé have both entered the commercial phase.  We remain eligible for future milestone payments and royalties under the Nestlé coffee and coffee whitener collaboration.  Research and development payments, upfront fees, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Firmenich, Kraft, Nestlé and PepsiCo accounted for 100% of total revenue for the three months ended March 31, 2011.  Research and development payments, upfront fees, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the three months ended March 31, 2010.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.3 million and $6.4 million for the three months ended March 31, 2011 and 2010, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended March 31,
	2011	2010
Salaries and personnel	$3,339	$2,760
Facilities and depreciation	1,286	1,304
Research and development supplies	944	635
Stock-based compensation	605	558
Outside services	462	387
Patent and licensing	435	587
Miscellaneous	208	165
Total research and development expenses	$7,279	$6,396

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.3 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively.  The increase of $579,000 was primarily due to increases in payroll expenses of approximately $490,000 and employee benefits-related expenses of approximately $73,000.  The increase in payroll expenses and employee benefits-related expenses is due to an increase in headcount.  Our research and development staff increased from an average of 77 for the three months ended March 31, 2010 to an average of 90 for the three months ended March 31, 2011.   The increase in headcount resulted primarily from the hiring of additional personnel in the third and fourth quarters of 2010 to support additional research efforts.  The increase in headcount was also attributable to the reclassification, effective January 1, 2011, of certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities.

Research and Development Supplies.  Our expenses for supplies used in Research and Development were $944,000 and $635,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $309,000 was primarily attributable to increased expenditures for compound screening-related supplies and other supplies used in research and development activities.

Stock-based Compensation.  Our stock-based compensation expenses were $605,000 and $558,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $47,000 was primarily attributable to the reclassification of expenses related to certain employees from General and Administrative to Research and Development and to the recognition of expense related to grants made to newly hired employees.

Outside Services.  Our outside services expenses were $462,000 and $387,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase of $75,000 was primarily attributable to increased expenditures for work performed by outside consultants.

Patent and Licensing.  Our patent and licensing expenses were $435,000 and $587,000 for the three months ended March 31, 2011 and 2010, respectively.  The decrease of $152,000 was primarily attributable to decreased patent legal expenses due to the timing of filings and other activities.

General and Administrative Expenses

Our General and Administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.7 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.  The $394,000 decrease in expenses was primarily attributable to a decrease in stock-based compensation expense and a decrease in payroll-related expense.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of March 31, 2011 we had received in excess of $192.4 million in proceeds from the sales of common and preferred stock.  In addition, we had received $166.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.3 million in interest income.  Commencing April 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $33.1 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $58.8 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At March 31, 2011, we had $65.9 million in cash, cash equivalents and investments available-for-sale as compared to $71.6 million at December 31, 2010, a decrease of $5.8 million.  This overall decrease resulted primarily from decreases in our operating liabilities from December 31, 2010 to March 31, 2011.  The decrease in our deferred revenue was due to the recognition of associated revenues in the first quarter of 2011.  The decrease in accounts payable, accrued expenses and other current liabilities was due to the payment of those liabilities during the first quarter of 2011.

Operating Activities

Operating activities used cash of $5.0 million for the three months ended March 31, 2011 and provided cash of $3.8 million for the three months ended March 31, 2010.  Our net loss decreased $525,000 to $1.3 million for the three months ended March 31, 2011 compared to $1.8 million for the three months ended March 31, 2010.   Non-cash expenses decreased $86,000 to $1.8 million for the three months ended March 31, 2011 from $1.9 million for the three months ended March 31, 2010.  The decrease in non-cash expenses was primarily due to a decrease in stock-based compensation for employees.  Net changes in other assets provided cash of $879,000 and used cash of $99,000 during the three months ended March 31, 2011 and 2010, respectively.  Net decreases in operating liabilities used cash of $6.4 million during the three months ended March 31, 2011.  The overall decrease was due to the recognition of revenue from upfront payments from PepsiCo and Firmenich during the three months ended March 31, 2011.   Net increases in operating liabilities provided cash of $3.8 million during the three months ended March 31, 2010.  The overall increase in operating liabilities was primarily due to the receipt of an $8.0 million upfront license payment from Firmenich.

Investing Activities

Investing activities provided cash of $3.7 million and used cash of $38.7 million for the three months ended March 31, 2011 and 2010, respectively.  Cash used by investing activities in the three months ended March 31, 2011 and 2010 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and reflects the purchases of property and equipment.  Cash provided by investing activities in the three months ended March 31, 2011 and 2010 reflects the maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $793,000 and $19.2 million for the three months ended March 31, 2011 and 2010, respectively.  Cash provided by financing activities in the three months ended March 31, 2011 reflects net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options.  Cash provided by financing activities in the three months ended March 31, 2010 reflects net proceeds from our February 2010 offering, which raised approximately $18.6 million.  In addition, cash provided by financing activities in the three months ended March 31, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $545,000 in the aggregate.

As of March 31, 2011 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$17,241	$2,724	$5,683	$5,978	$2,856
License payments	115	103	12	—	—
Total	$17,356	$2,827	$5,695	$5,978	$2,856

As of March 31, 2011, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing April 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $33.1 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $58.8 million in research and development payments.  Commencing April 1, 2011, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $85.3 million.  In the next nine months (through December 31, 2011), we anticipate receiving $10.7 million in research and development funding. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Employee and non-employee director stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $1.2 million and $1.4 million, respectively. At March 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $10.4 million, which is expected to be recognized over a weighted average period of 2.4 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model.  The weighted average estimated fair value of stock options granted during the three months ended March 31, 2011 was $4.11 per option.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2011 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.1%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2011 would increase by $0.37 per share, or 9.1%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the three months ended March 31, 2011, we have calculated a weighted average expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2011 would increase by $0.46 per share, or 11.2%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.5% for the three months ended March 31, 2011) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2011 by $0.21 per share, or 5.0%.

For the three months ended March 31, 2011 and 2010, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.7% and 7.9% for the three months ended March 31, 2011 and 2010, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $1.3 million for the three months ended March 31, 2011. As of March 31, 2011, we had an accumulated deficit of approximately $214.1 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

10.1+	Senomyx, Inc. 2011 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 21, 2011).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+              Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 29, 2011	By:	/S/ KENT SNYDER
Kent Snyder
Chief Executive Officer and Chairman of the Board of Directors
(on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers
Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)