Form 10-Q
period 2011-06-30
SENOMYX INC
filed 2011-08-05
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2011:  39,637,741

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$21,696	$21,258
Short-term investments available-for-sale	37,703	34,631
Other current assets	2,558	3,372
Total current assets	61,957	59,261

Long-term investments available-for-sale	3,059	15,723
Property and equipment, net	9,899	9,688
Total assets	$74,915	$84,672

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,249	$7,259
Deferred rent	66	—
Leasehold incentive obligation	987	987
Deferred revenue	14,779	17,692
Total current liabilities	21,081	25,938

Deferred rent	1,383	1,452
Leasehold incentive obligation	4,607	5,100
Deferred revenue	16,548	20,000

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2011 (unaudited) and December 31, 2010	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2011 (unaudited) and December 31, 2010; 39,623,092 and 39,091,117 shares issued and outstanding at June 30, 2011 (unaudited) and December 31, 2010, respectively	40	39
Additional paid-in capital	248,535	245,029
Accumulated other comprehensive gain/(loss)	43	(7)
Accumulated deficit	(217,322)	(212,879)
Total stockholders’ equity	31,296	32,182
Total liabilities and stockholders’ equity	$74,915	$84,672

[NOTE: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Development revenues	$6,287	$5,304	$14,090	$12,225
Commercial revenues	678	352	1,591	1,162

Total revenues	6,965	5,656	15,681	13,387

Operating expenses:
Research and development	7,386	7,098	14,665	13,494
General and administrative	2,797	3,286	5,528	6,411
Total operating expenses	10,183	10,384	20,193	19,905

Loss from operations	(3,218)	(4,728)	(4,512)	(6,518)

Other income	30	24	69	34
Net loss	$(3,188)	$(4,704)	$(4,443)	$(6,484)

Net loss per share, basic and diluted	$(0.08)	$(0.12)	$(0.11)	$(0.18)

Shares used in calculating net loss per share, basic and diluted	39,596,972	38,608,139	39,429,587	36,602,806

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2011	2010
Operating activities
Net loss	$(4,443)	$(6,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,311	1,403
Accretion of premium on available-for-sale securities	323	39
Amortization of leasehold incentive obligation	(493)	(494)
Stock-based compensation for non-employees	107	50
Stock-based compensation for employees and non-employee directors	2,434	2,549
Change in operating assets and liabilities:
Other assets	843	(767)
Accounts payable, accrued expenses and other current liabilities	(1,423)	99
Deferred revenue	(6,365)	9,188
Deferred rent	(3)	36
Net cash (used in) provided by operating activities	(7,709)	5,619

Investing activities
Purchases of property and equipment	(2,109)	(311)
Purchases of available-for-sale securities	(16,714)	(50,705)
Maturities of available-for-sale securities	26,004	17,000
Net cash provided by (used in) investing activities	7,181	(34,016)

Financing activities
Proceeds from issuance of common stock	966	19,152
Net cash provided by financing activities	966	19,152

Net change in cash and cash equivalents	438	(9,245)
Cash and cash equivalents at beginning of period	21,258	25,075
Cash and cash equivalents at end of period	$21,696	$15,830

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$337	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be reported for the year ending December 31, 2011.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2010, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).  Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.  Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursements.  Commercial revenues include revenues from commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.

In October 2009, the FASB issued a new accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The Company expects, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables. For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply the Company’s prior accounting policy with respect to such arrangements.

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

Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive, (ii) its achievability was not reasonably assured at the inception of the agreement and (iii) the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If all of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, the majority of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and six months ended June 30, 2011 and 2010 was comprised as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Research and development	$(554)	$(399)	$(1,133)	$(932)
General and administrative	(692)	(757)	(1,301)	(1,617)
Employee and non-employee director stock-based compensation expense	$(1,246)	$(1,156)	$(2,434)	$(2,549)

At June 30, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Historical:
Numerator:
Net loss (in thousands)	$(3,188)	$(4,704)	$(4,443)	$(6,484)
Denominator:
Weighted average common shares	39,596,972	38,608,139	39,429,587	36,602,806

Basic and diluted net loss per share	$(0.08)	$(0.12)	$(0.11)	$(0.18)

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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Comprehensive loss	$(3,152)	$(4,685)	$(4,393)	$(6,480)

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$14,568	$19	$—	$14,587
United States government agency securities	15,481	10	—	15,491
Corporate notes	10,670	14	—	10,684

	$40,719	$43	$—	$40,762

The following is a summary of investments available-for-sale at December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$12,644	$4	$(2)	$12,646
United States government agency securities	30,021	4	(8)	30,017
Corporate notes	7,696	—	(5)	7,691

	$50,361	$8	$(15)	$50,354

None of the Company’s investments in individual securities were in an unrealized loss position at June 30, 2011.  Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2011 and 2010.  As of June 30, 2011, the Company held $37.7 million of available-for-sale securities with maturity dates within one year and $3.1 million with maturity dates over one year and less than two years.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.  Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company classifies United States government agency securities and corporate note holdings as Level 2 assets.  Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The Company does not hold any Level 3 assets.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$21,510	$21,510	$—	$—
United States Treasuries	14,587	14,587	—	—
United States government agency securities	15,491	—	15,491	—
Corporate notes	10,684	—	10,684	—
Total financial instruments owned	$62,272	$36,097	$26,175	$—

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

Overview and Recent Developments

We are a leading company focused on using proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We have also initiated a program to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Kraft Foods, Inc., or Kraft, Nestlé SA, or Nestlé, and PepsiCo, Inc., or PepsiCo.  In March 2010, we amended our collaboration agreement with Solae regarding the Bitter Blocker Program in order to conclude the research phase of the collaboration and to provide Solae with additional time to evaluate and potentially select flavor ingredients developed under the agreement for future development. Solae did not select a flavor ingredient for further development prior to expiration of the extended evaluation period in June 2011 and both parties agreed to terminate the collaboration agreement at that time.  We retain all rights to the bitter blockers discovered as part of the collaboration.  We anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor enhancers, natural high intensity sweeteners, bitter blockers and cooling flavors.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2011 our accumulated deficit was $217.3 million.  We expect to incur additional losses over at least the next two years as we continue to develop flavor ingredients.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Revenue Under Collaboration Agreements

We recorded revenue of $7.0 million and $5.7 million during the three months ended June 30, 2011 and 2010, respectively.  The increase of $1.3 million was primarily due to the recognition of revenue associated with upfront license payments and research and development funding associated with our Sweet Taste Program collaboration with PepsiCo, which commenced in August 2010.  Our Sweet Taste Program collaboration with PepsiCo contributed approximately $3.9 million to revenues for the three months ended June 30, 2011, and did not contribute to revenues during the three months ended June 30, 2010.  This increase was partially offset by a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $1.9 million to revenues for the three months ended June 30, 2011, as compared to approximately $3.4 million for the three months ended June 30, 2010.  The reduction in revenues from 2010 to 2011 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the first quarter of 2011, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year.  These changes were partially offset by reduced revenues of approximately $1.0 million in the aggregate under four other collaborations where the research and development funding periods reached their conclusions either during the year ended December 31, 2010 or during the three months ended March 31, 2011.  The reductions in revenue were entirely the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaboration with The Coca-Cola Company, or Coca-Cola, the coffee and coffee whitener collaboration with Nestlé, the original collaboration with Nestlé and the collaboration with Campbell Soup Company, or Campbell.  The original collaboration with Nestlé has entered the commercial phase.  In addition, during the three months ended June 30, 2010, we earned a development milestone of $500,000 from Ajinomoto.  This collaboration with Ajinomoto has entered the commercial phase.  Research and development payments, upfront fees, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Firmenich, Kraft, Nestlé and PepsiCo accounted for 100% of total revenue for the three months ended June 30, 2011.  Research and development payments, upfront fees, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich and Nestlé accounted for 100% of total revenue for the three months ended June 30, 2010.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.4 million and $7.1 million for the three months ended June 30, 2011 and 2010, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three months ended June 30,
	2011	2010
Salaries and personnel	$3,217	$2,796
Facilities and depreciation	1,301	1,292
Research and development supplies	780	818
Patent and licensing	682	572
Stock-based compensation	635	424
Outside services	561	832
Miscellaneous	210	364
Total research and development expenses	$7,386	$7,098

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $3.2 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively.  The increase of $421,000 was primarily due to increases in payroll expenses of approximately $364,000 and employee benefits-related expenses of approximately $56,000.  The increase in payroll expenses and employee benefits-related expenses is due to an increase in headcount.  Our research and development staff increased from an average of 75 for the three months ended June 30, 2010 to an average of 91 for the three months ended June 30, 2011.   The increase in headcount resulted primarily from the hiring of additional personnel in the third and fourth quarters of 2010 to support additional research efforts.  The increase in headcount was also attributable to the reclassification, effective January 1, 2011, of certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities.

Patent and Licensing.  Our patent and licensing expenses were $682,000 and $572,000 for the three months ended June 30, 2011 and 2010, respectively.  The increase in patent and licensing expenses was primarily due to increased patent legal expenses due to the timing of filings and other activities.

Stock-based Compensation.  Our stock-based compensation expenses were $635,000 and $424,000 for the three months ended June 30, 2011 and 2010, respectively.  The increase was primarily attributable to the reclassification of expenses related to certain employees from General and Administrative to Research and Development and to the recognition of expense related to grants made to non-employee scientific consultants.

Outside Services.  Our outside services expenses were $561,000 and $832,000 for the three months ended June 30, 2011 and 2010, respectively.  The decrease of $271,000 was primarily attributable to lower costs for outsourced activities in support of product candidate regulatory filings.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.8 million and $3.3 million for the three months ended June 30, 2011 and 2010, respectively.  The decrease of $489,000 was primarily attributable to a decrease in payroll and related expenses.

Interest Income

Interest income was $30,000 and $24,000 for the three months ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 and 2010

Revenue Under Collaboration Agreements

We recorded revenue of $15.7 million and $13.4 million during the six months ended June 30, 2011 and 2010, respectively.  The increase was primarily due to the recognition of revenue associated with upfront license payments and research and development funding associated with our Sweet Taste Program collaboration with PepsiCo, which commenced in August 2010.  Our Sweet Taste Program collaboration with PepsiCo contributed approximately $7.8 million to revenues for the six months ended June 30, 2011, and did not contribute to revenues during the six months ended June 30, 2010.  This increase was partially offset by a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $5.3 million to revenues for the six months ended June 30, 2011, as compared to approximately $8.1 million for the six months ended June 30, 2010.  The reduction in revenues from 2010 to 2011 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the first quarter of 2011, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year.  Additionally, in the first quarter of 2010, we earned two development milestones and cost reimbursements totaling approximately $1.3 million and $594,000, respectively, related to the Firmenich Sweet Taste Program collaboration.  These changes were partially offset by reduced revenues of approximately $2.7 million in the aggregate under six other collaborations where the research and development funding periods reached their conclusions during either the year ended December 31, 2010 or during the three months ended March 31, 2011.  The reductions in revenue were entirely the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaboration with The Coca-Cola Company, or Coca-Cola, the coffee and coffee whitener collaboration with Nestlé, the collaboration with Ajinomoto, the original collaboration with Nestlé, the collaboration with Campbell and the collaboration with Solae.  The collaboration agreement with Ajinomoto and the original collaboration with Nestlé have both entered the commercial phase.  Research and development payments, upfront fees, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Firmenich, Kraft, Nestlé and PepsiCo accounted for 100% of total revenue for the six months ended June 30, 2011.  Research and development payments, upfront fees, milestone payments, royalty revenues and cost reimbursements under collaborations with Ajinomoto, Campbell, Coca-Cola, Firmenich, Nestlé and Solae accounted for 100% of total revenue for the six months ended June 30, 2010.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $14.7 million and $13.5 million for the six months ended June 30, 2011 and 2010, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six months ended June 30,
	2011	2010
Salaries and personnel	$6,555	$5,555
Facilities and depreciation	2,587	2,596
Research and development supplies	1,724	1,453
Stock-based compensation	1,240	982
Patent and licensing	1,117	1,159
Outside services	1,023	1,219
Miscellaneous	419	530
Total research and development expenses	$14,665	$13,494

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $6.6 million and $5.6 million for the six months ended June 30, 2011 and 2010, respectively.  The increase of $1.0 million was primarily due to increases in payroll expenses of approximately $854,000 and employee benefits-related expenses of approximately $129,000.  The increase in payroll expenses and employee benefits-related expenses is due to an increase in headcount.  Our research and development staff increased from an average of 76 for the six months ended June 30, 2010 to an average of 90 for the six months ended June 30, 2011.   The increase in headcount resulted primarily from the hiring of additional personnel in the third and fourth quarters of 2010 to support additional research efforts.  The increase in headcount was also attributable to the reclassification, effective January 1, 2011, of certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities.

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.7 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.  The increase of $271,000 was primarily attributable to increased expenditures for compound screening-related supplies and other supplies used in research and development activities.

Stock-based Compensation.  Our stock-based compensation expenses were $1.2 million and $982,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase was primarily attributable to the reclassification of expenses related to certain employees from General and Administrative to Research and Development and to the recognition of expense related to grants made to non-employee scientific consultants.

Outside Services.  Our outside services expenses were $1.0 million and $1.2 million for the six months ended June 30, 2011 and 2010, respectively.  The decrease of $196,000 was primarily attributable to lower costs for outsourced activities in support of product candidate regulatory filings.  This decrease was partially offset by increased expenditures for work performed by outside consultants.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $5.5 million and $6.4 million for the six months ended June 30, 2011 and 2010, respectively.  The $883,000 decrease in expenses was primarily attributable to a decrease in payroll-related expense and a decrease in stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of June 30, 2011 we had received in excess of $192.6 million in proceeds from the sales of common and preferred stock.  In addition, we had received $170.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.3 million in interest income.  Commencing July 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $29.1 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $54.8 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At June 30, 2011, we had $62.5 million in cash, cash equivalents and investments available-for-sale as compared to $71.6 million at December 31, 2010, a decrease of $9.2 million.  This overall decrease resulted primarily from the net use of cash to fund our operations and to purchase capital equipment.

Operating Activities

Operating activities used cash of $7.7 million for the six months ended June 30, 2011 and provided cash of $5.6 million for the six months ended June 30, 2010.  The primary driver of this change was a net decrease in our deferred revenues in 2011 as compared to a net increase in 2010.  In 2011, the decrease in our deferred revenues used cash of $6.4 million, while the increase in our deferred revenues in 2010 provided cash of $9.2 million.  The decrease in deferred revenues in 2011 was due to the recognition of revenue from upfront payments from PepsiCo and Firmenich during the six months ended June 30, 2011.  The increase in deferred revenues in 2010 was due to the receipt of two upfront payments.  We received $8.0 million from Firmenich in the first quarter of 2010 and $7.5 million from PepsiCo in the second quarter of 2010.  The primary driver in 2011 was partially offset by a net decrease in our net loss for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  Our net loss decreased $2.0 million to $4.4 million for the six months ended June 30, 2011 compared to $6.5 million for the six months ended June 30, 2010.  Non-cash net expenses increased $135,000 to $3.7 million for the six months ended June 30, 2011 from $3.5 million for the six months ended June 30, 2010.   Net changes in other assets provided cash of $843,000 during the six months ended June 30, 2011 and used cash of $767,000 during the six months ended June 30, 2010.  Additionally, net changes in operating liabilities other than deferred revenue used cash of $1.4 million during the six months ended June 30, 2011 and provided cash of $135,000 during the six months ended June 30, 2010.

Investing Activities

Investing activities provided cash of $7.2 million for the six months ended June 30, 2011 and used cash of $34.0 million for the six months ended June 30, 2010.  Cash provided by investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $966,000 and $19.2 million for the six months ended June 30, 2011 and 2010, respectively.  Cash provided by financing activities in the six months ended June 30, 2011 reflects net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options.  Cash provided by financing activities in the six months ended June 30, 2010 reflects net proceeds from our February 2010 offering, which raised approximately $18.6 million.  In addition, cash provided by financing activities in the six months ended June 30, 2010 reflects the net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options of approximately $581,000 in the aggregate.

As of June 30, 2011 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$16,560	$2,744	$5,724	$6,015	$2,077
License payments	115	103	12	—	—
Total	$16,675	$2,847	$5,736	$6,015	$2,077

As of June 30, 2011, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing July 1, 2011, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $29.1 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $54.8 million in research and development payments.  Commencing July 1, 2011, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $81.3 million.  In the next six months (through December 31, 2011), we anticipate receiving $6.8 million in research and development funding. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Revenue Recognition

Our revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC.  Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services.  In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestones, commercial milestones, minimum periodic royalty payments and royalty payments.  Development revenues include revenues from license fees, research and development funding, development milestones and cost reimbursements.  Commercial revenues include revenues from commercial milestones, royalties on sales made by our collaborators of products incorporating our flavor ingredients and minimum periodic royalty payments.

In October 2009, the FASB issued a new accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. We adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.

Pursuant to the new standard, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For Senomyx this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price, or BESP. The BESP reflects our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis. We expect, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables. For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, we continue to apply our prior accounting policy with respect to such arrangements.

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

Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement and (ii) our performance obligations after the milestone achievement will continue to be funded by the collaborator at a level comparable to before the milestone achievement. Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, the majority of our commercial revenues have been related to minimum periodic royalty payments.

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

Employee and non-employee director stock-based compensation expense for the six months ended June 30, 2011 and 2010 was $2.4 million and $2.5 million, respectively. At June 30, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.5 million, which is expected to be recognized over a weighted average period of 2.3 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model.  The weighted average estimated fair value of stock options granted during the six months ended June 30, 2011 was $4.07 per option.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2011 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.2%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2011 would increase by $0.37 per share, or 9.0%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the six months ended June 30, 2011, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2011 would increase by $0.46 per share, or 11.4%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.5% for the six months ended June 30, 2011) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2011 by $0.21 per share, or 5.1%.

For the six months ended June 30, 2011 and 2010, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.7% and 7.9% for the six months ended June 30, 2011 and 2010, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $4.4 million for the six months ended June 30, 2011. As of June 30, 2011, we had an accumulated deficit of approximately $217.3 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of two other companies, Redpoint Bio and Chromocell, that are involved in research for the discovery and development of sweet enhancers and salt substitutes. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (tagged as blocks of text).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 5, 2011	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)