Form 10-K
period 2011-12-31
SENOMYX INC
filed 2012-03-01
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the voting stock held by non—affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $144,791,000. Excludes an aggregate of 11,453,702 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2011. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 21, 2012, there were 39,765,823 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

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

PART I

Item 1.   Business

Overview

We are a leading company using proprietary taste receptor technologies to discover and develop innovative flavor ingredients for the packaged food, beverage and ingredient supply industries.  We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We also have an ongoing effort to discover and develop natural high intensity sweeteners.  We believe our flavor ingredients will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or enhancing taste and, in certain cases, generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc., or PepsiCo.  We currently anticipate that we will derive all of our revenues from existing and future collaborative agreements. Depending upon the collaboration, our collaboration agreements generally provide for upfront fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients.

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

We are currently pursuing the discovery and/or development of flavor ingredients through five programs focused on savory, sweet, salt, bitter and cooling taste areas.  The primary goals of our Savory Flavor Program are to add to the Company’s portfolio of new flavor ingredients that enhance or mimic the taste of naturally occurring glutamate and enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. The primary goal of our Sweet Taste Program is to add to the Company’s portfolio of new flavor ingredients that allow a significant reduction of sweeteners in food and beverage products while maintaining the desired sweet taste. The goal of our Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers. The goals of our Bitter Blocker Program are to reduce or block bitter taste and to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our Cooling Taste Program is to discover novel cooling compounds that have advantages over currently available agents for a variety of applications.

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

Industry Background

Flavor Industry Overview

Flavor ingredients are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavor ingredients are either naturally occurring or artificial compounds. Flavors include compounds that impart a taste such as strawberry or vanilla, or a taste sensation such as cooling.  Flavor ingredients are generally sold as part of a flavor mixture or system to packaged food and beverage companies, or to companies that make pharmaceutical or OTC healthcare products. A flavor system is a combination or variety of flavor ingredients, such as a mixture of citrus, menthol and other cooling flavors.  Flavor systems are also delivered in several forms such as powder or liquid, and may be specially processed to increase the functionality of the flavor.

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

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, frozen foods, snack foods, ice cream, pasta, canned soup, pet food and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2010 were approximately $1.9 trillion, of which approximately $305 billion was generated in the United States. These figures represent annual growth rates of approximately 5% and 3%, respectively, over 2005 amounts.  Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.5 trillion and sales of non-alcoholic beverages were approximately $466 billion.

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2010 worldwide sales of non-alcoholic beverages were approximately $466 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenue of approximately $466 million.

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

•                     Health Benefits.  Packaged food, beverage and ingredient companies are exploring ways to improve overall nutritional quality of their products. It is widely accepted that poor diet contributes to adverse health conditions such as cardiovascular disease, diabetes and obesity. To address these concerns, many companies have introduced reduced calorie, reduced sodium and reduced fat content products to the market. Flavor ingredients with specific characteristics provide an innovative way to reduce the levels of ingredients that may contribute to these concerns without compromising desirable taste attributes.

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

•                     Cost of Goods Savings.  The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products.  According to the Food and Agriculture Division of the United Nations and LMC International, an economic and business consultancy providing economic research and consultancy services, estimated worldwide sugar consumption was approximately 152 million metric tons during 2010.  Using calendar year 2011 refined sugar prices, the market value of processed sugar produced worldwide is therefore in excess of $111.1 billion on an annual basis.  Similarly, according to Ajinomoto’s FY2010 Market and Other Information report and a Leatherhead Research report, worldwide demand for MSG was approximately 2.4 million metric tons in 2010, which would have had a cost of $3.4 billion. According to LMC International, worldwide demand for high-fructose corn syrup for 2010 was approximately 13.2 million metric tons, which would have had a cost of approximately $7.6 billion using January 2012 spot prices.  Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

Our Solution

We use our proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients. We have developed proprietary taste receptor-based assays for use in our high-throughput screening systems to rapidly and efficiently screen our compound libraries and identify large numbers of novel potential flavor ingredients. We believe our approach improves the likelihood that ingredients with the desired characteristics can be discovered and then optimized into novel flavor ingredients.

We believe our approach will result in the discovery and development of flavor ingredients that will address the following key challenges faced by the packaged food, beverage and ingredient industries:

•                     Maintaining and Improving Taste.  Our goal is to discover and develop flavor ingredients that will enable our current and future collaborators to improve or maintain taste while improving the nutritional profile of packaged food, beverage and ingredient products or reducing ingredient costs.

•                     Reducing Sugar, Artificial Sweeteners, Salt and MSG in Packaged Food and Beverage Products.  Our resources are focused on discovering and developing flavor ingredients to enable our current and future collaborators to significantly reduce the levels of sugar, artificial sweeteners, salt and MSG in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile and/or taste of packaged food and beverage products.

•                     Blocking Undesirable Tastes.  We are developing flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food and beverage products.  Our technology may also be useful to improve the taste of products outside of food and beverages, such as OTC health care products and pharmaceutical products.

•                     Overcoming Deficiencies in Certain Flavor Ingredients. We seek flavor ingredients with lower costs and improved properties over existing ingredients, including flavor and physical properties.

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

Our Strategy

Our goal is to use our flavor programs to become the leader in the discovery and development of new and improved flavor ingredients.  Key elements of our strategy include:

•                     Collaborating With Leading Packaged Food, Beverage and Ingredient Companies.  We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize our product candidates. Our collaborators are responsible for manufacturing, marketing, selling and distributing their products incorporating flavor ingredients discovered and developed by Senomyx. In addition, our collaborators are responsible for all manufacturing costs of our flavor ingredients.  As a result, we expect our flavor ingredients will be commercialized without Senomyx incurring significant sales, marketing, manufacturing and distribution costs.

•                     Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, Generally Recognized as Safe, or GRAS, Determination.  Our primary focus is on the development of flavor ingredients that will qualify for a FEMA GRAS determination.  Ten flavor ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination.  Upon the GRAS determination, our collaborators can begin to test market and commercialize products incorporating our flavor ingredients in many key markets. In the event that a particular product candidate is not eligible for FEMA GRAS determination, we may dedicate our development efforts to alternative flavor ingredients.

•                     Pursuing Additional Collaborations and Market Opportunities.  As appropriate, we seek to establish additional collaborations with leading packaged food, beverage and ingredient companies to use flavor ingredients developed through our existing programs for exclusive or co-exclusive use within new packaged food, beverage and ingredient product fields. We intend to receive from future collaborators up-front fees, research and development funding, cost reimbursements, milestone payments, minimum periodic royalties and royalties on future sales of products incorporating these flavor ingredients.

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

The key elements of our Discovery and Development process are:

•                     Identification of Relevant Taste Receptors and Proprietary Taste Receptor-Based Assay Development.  The first steps in our discovery and development process are to identify the relevant taste receptors and to develop proprietary assays based on the identified receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients. To date, we have developed assays to test for compounds that interact with receptors associated with savory, sweet, bitter and cooling tastes.

•                     High-Throughput Screening and Identification of Potential Ingredients.  The next step in our discovery and development process is to use our proprietary taste receptor-based assays to identify compounds that bind to taste receptors, known as hits. We use automated high-throughput screening to evaluate rapidly our libraries of diverse artificial and natural compounds.  A panel of taste testers then evaluates the taste effect of the most potent hits. Based on this evaluation, we designate hits that exhibit a positive taste effect as proof-of-concept compounds. We then select the most promising of those proof-of-concept compounds, which we call lead compounds, for optimization.

•                     Optimization of Lead Compounds and Selection of Product Candidates.  The next step in our discovery and development process is to chemically enhance, or optimize, our lead compounds to allow lower amounts of the compound to be used in the finished product or improve the activity to meet the taste attribute goals of our collaborators. Optimization may also be required to enhance the safety profile or to improve the physical properties of a compound so that it is stable under manufacturing, storage and food preparation conditions. We refer to optimized compounds that provide desirable taste attributes in packaged food, beverage and ingredient product prototypes as product candidates.  When screening natural libraries, optimization involves selecting the appropriate source and developing the most efficient process to obtain the active compound.

•                     Safety Studies and Regulatory Approval of Product Candidates.  The next step in our discovery and development process is to select one or more product candidates for development and potential commercialization. We then evaluate the selected product candidate for safety, including preliminary in-vitro evaluation and additional in-vivo studies to confirm an acceptable safety profile. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to FEMA for review.  The FEMA review is conducted by an Expert Panel identified and convened by FEMA.  If the Expert Panel determines the product candidate to be GRAS, the conclusions of the Expert Panel are provided directly to the FDA and published in the journal Food Technology.  The FEMA GRAS status allows the flavor ingredients to be commercialized in the United States and several other countries and regions.  FEMA GRAS status also facilitates regulatory determinations in a number of additional countries.

Ten flavor ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination.  The process from selection for development until receipt of that determination has ranged from 12 to 18 months.  Costs associated with the FEMA GRAS process, including external third-party safety studies and preparation of the application, ranged up to approximately $1 million per flavor ingredient.  We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost.  However, the length of time and cost may vary depending on the properties of the flavor or flavor ingredient.  In addition, regulatory approval of the flavor ingredients in other jurisdictions may require that we conduct additional studies or incur additional expenses.  Furthermore, the regulatory approval of natural high intensity sweeteners will likely require submission through the Food Additive Petition process.  For further discussion of the Food Additive Petition process, please see the “Regulatory” section below.

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

Each of our programs focuses on developing flavor ingredients that address large, potentially overlapping markets.  Our Savory Flavor Program is aimed at developing flavor ingredients that could be used in product categories such as ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses and cracker products.  Our Sweet Taste Program is aimed at developing flavor ingredients or discovering natural high intensity sweeteners that could be used in product categories such as confectionaries, cereal, ice cream, beverages, yogurt, dessert, spreads and bakery products.  Our Salt Taste Program is aimed at developing flavor ingredients that could be used in product categories such as ready meals, sauces, spreads, frozen foods, beverages, meal replacements, soups, pastas, dried foods, snack foods, processed meats, processed cheeses, cracker products, canned foods and bakery products.  Our Bitter Blocker Program is focused on developing flavor ingredients that could be used in product categories such as products that contain bitter tastants, including confectionaries, beverages, ice cream, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners.  Our Cooling Taste Program is aimed at developing flavor ingredients that could be used in products that incorporate cooling agents, such as cough medicines, confectionaries and OTC oral hygiene products.

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

Program	Partner	Product Category	2010 Estimated Revenues of Existing Collaborators in Licensed Fields (1)
Sweet Taste Program
- New enhancers	PepsiCo	Non-alcoholic beverages	$29.5 billion

Bitter Blocker Program
- Modulators including S6821	Undisclosed company	Not disclosed	$10.3 billion

(1)         Based on recent data from Euromonitor and reports from our collaborators.  Includes all revenues for licensed product categories, some of which may not be appropriate for Senomyx flavor ingredients within the category.

The following table sets forth our key programs for which we have at least one collaboration agreement in place where any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx flavor ingredient itself or the flavor system in which the Senomyx flavor ingredient is contained or is based on the volume of the flavor ingredient itself used by a manufacturer in a finished product.  We refer to these types of agreement as ingredient supply-based agreements.  The table provides the product categories licensed as part of the applicable collaboration agreement and provides our estimates of the market potential for the relevant flavor ingredient licensed to our existing collaborators in their exclusive or co-exclusive product fields.

		Product	Competitive Market Overview (1)
Program	Partner	Category	Description	Size
Sweet Taste Program
- Sucrose enhancer (S6973) and new enhancers	Firmenich	All food and certain selected beverages (2)	Worldwide sucrose and fructose market	$118.7 billion
- Sucralose enhancer (S2383)	Firmenich	All food and beverages	Worldwide sucralose market	$320 million
- New natural sweeteners	PepsiCo	Non-alcoholic beverages	Worldwide high intensity sweetener market	$1.1 billion

Savory Flavor Program
- Existing flavors	Nestlé and undisclosed company	Virtually all product categories, depending on geography	Worldwide monosodium glutamate (MSG) market	$3.4 billion

Cooling Taste Program
- New cooling agents	Firmenich	All food, beverage and OTC categories	Worldwide cooling agent systems	$1.2 billion	(3)

(1)          Includes all ingredient costs for licensed product categories including ingredients which may not be appropriate for certain products within the category or licensed in the retail model.  Based on 2010 data from Euromonitor, Leatherhead Research and Hill Consulting Group.

(2)          Euromonitor worldwide sales in categories licensed to Firmenich were estimated to be approximately $70.5 billion in 2010.

(3)          According to Hill Consulting Group’s 2006 “Cooling Agents” report, annual sales of current cooling compounds are in the range of $400 million, and we estimate the opportunity for flavor systems incorporating improved cooling agents may be three to four times that size.

The following table sets forth our key programs in which significant product categories remain available for future license.

Program	Retail Model Unlicensed Product Categories	Ingredient Supply Model Unlicensed Product Categories
Bitter Blocker Program
- Modulators including S6821	Products that contain bitter tastants (including caffeine or artificial sweeteners) such as tea, nutritional beverages, ice cream, yogurt and desserts	Potential bitter tastants include whey and other dairy protein, cocoa, menthol and certain high intensity sweeteners

Savory Taste Program
- New flavor S9229	All product categories including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods and processed meats	Worldwide MSG market

Salt Taste Program
- Salt enhancers	All product categories including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods	Not applicable

Sweet Taste Program
- New natural sweeteners	All food product categories	Worldwide high intensity sweetener market for all food product categories

Savory Flavor Program

The goals of our Savory Flavor Program are to enhance the taste of naturally occurring glutamate and enable the reduction or elimination of added MSG and a related food additive, inosine monophosphate, or IMP, and to provide new savory tastes to foods by combining Senomyx’s savory flavors with other ingredients to create unique new flavors. We identified two product candidates, S336 and S807, that enhance the savory taste of glutamate.  In March 2005, the FEMA Expert Panel determined that S336 and S807 were GRAS.  In addition, two other savory flavors, S263 and S976, which are related to S336, were also determined by FEMA to be GRAS.  During 2007, the Chinese Ministry of Health granted official regulatory approval in China for S336 and S807.  Also in 2007, S336 and S807 received a positive review by the Joint FAO/WHO Expert Committee on Food Additives, or JECFA.  The JECFA determination facilitates the acceptance or approval of flavors for use in food in many countries throughout the world.  In 2010, the European Food Safety Authority, or EFSA, provided a “favorable opinion” for S336 and S807, which means that no further evaluation is needed.  Final regulatory approval and commercialization in the European Union is contingent upon the ingredients being included in the EFSA Union List of Flavouring Substances.  EFSA had previously targeted publication of the Union List by the end of 2010; however, the list is not yet published and there has been no official update.  In 2011, two more savory flavors, S9229 and S5456, were also determined by FEMA to be GRAS.  A more detailed description of the FEMA GRAS process is provided in Item 1, Business — Regulatory Process.  We continue to develop potential new savory flavors.

Sweet Taste Program

Our Sweet Taste Program has two main components.  We are looking to develop natural and artificial sweet taste modifiers, which we refer to as sweet enhancers, and we are also seeking to discover natural high intensity sweeteners.

Sweet Enhancers

The goals of the Sweet Enhancer component of our Sweet Taste Program are to enhance the taste of natural and artificial sweeteners and enable a significant reduction in added sweeteners. Senomyx has identified S2383, a novel enhancer of the high-intensity sweetener sucralose, as well as S6973 and S9632, two enhancers of sucrose, or plain sugar.  Taste tests demonstrated that S2383 enabled up to a 75% reduction of sucralose in product prototypes such as beverages, yogurt and baked goods, yet maintained the same sweet intensity without any off-tastes.  In November 2008 we announced receipt of FEMA GRAS status for S2383.

The new sucrose enhancer S6973 allows an approximately 50% reduction of sucrose in taste tests with product categories such as baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces.  In October 2009 we announced receipt of FEMA GRAS status for S6973.

S9632, a new sucrose enhancer with very favorable taste and physical characteristics, has advanced into final safety studies for anticipated year-end GRAS regulatory approval in the U.S.  Taste tests and other evaluations indicate that S9632 may be beneficial for a broad range of beverages and other product applications.

We are also continuing to optimize and evaluate promising enhancers of high fructose corn syrup (HFCS) that enable up to a 33% HFCS reduction while retaining the preferred sweetness profile in taste tests.  HFCS is widely used as a sweetener for beverages and other products.

Natural High Intensity Sweeteners

The goal of the Natural High Intensity Sweetener component of our Sweet Taste Program is to discover and develop novel no- or low-calorie natural high intensity sweeteners. Our activities to discover and develop natural high-potency sweeteners continue to progress.  These activities include further expansion of our natural products library and high-throughput screening of these plant-derived samples.

Significant progress is being made with our activities to discover and develop natural high-potency sweeteners and sweet taste enhancers.  We have achieved our first taste-proof-of-concept for this effort with a recently identified natural ingredient that provided a sweet taste.  This accomplishment validates our approach of building a targeted natural-source library and using our proprietary technologies to identify potential new natural sweet flavor ingredients.

Salt Taste Program

The goal of the Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.  This program is an important research focus for our longer-term pipeline.  Current activities include targeted analytical approaches to discover specific proteins that could be viable candidates for the receptors or co-factors responsible for salt taste.  We have assembled a proprietary database of proteins found in taste buds and progress is being made exploring the role of a number of these proteins that may be involved in salt taste perception.  We recently identified a blocker of salt taste that could potentially be used as a tool to help discover the proteins involved with salt taste perception.

Bitter Blocker Program

The primary goals of this program are to reduce or block bitter taste and to improve the overall taste characteristics of foods, beverages, and ingredients.  Two of our bitter blockers, S6821 and S7958, have received GRAS regulatory status.  S6821 has demonstrated activity against bitter tasting foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (stevia).  S7958, a related bitter blocker with similar functionality, has alternative desirable physical properties that may be useful for these or other product applications.  In addition, we continue to evaluate and develop potential new bitter blockers.  A Senomyx partner has successfully completed initial consumer studies with S6821.  This partner is conducting additional product application work and scaling-up the manufacturing process for S6821.

Cooling Taste Program

The goal of the Cooling Taste Program is to identify novel cooling agents that have advantages over currently available agents (i.e. menthol and WS-3).  Senomyx has identified several sample classes of new cooling agents that demonstrate a taste proof-of-concept and display preferred cooling properties.

Firmenich has exclusive commercialization rights for new flavors developed under the Cooling Taste Program.  In the first quarter of 2012, Firmenich selected S5031 for initiation of development activities in support of future regulatory filings.  S5031 is new cooling agent that has a ten-times greater potency in taste tests and other advantageous cooling properties compared to commonly used agents.

Commercialization

A key part of Senomyx’s strategy is commercialization of our ingredients by our collaborators.  As of December 31, 2011, three of Senomyx’s collaborators have commercialized products containing Senomyx flavor ingredients.  Below is a description of the status of each of these collaborators’ commercial efforts.

Initial market launch by Nestlé of products including our savory flavors occurred in June 2007.  Nestlé’s marketing strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG.  In 2010, Nestlé expanded their commercialization efforts to include reformulated established products that contain these ingredients.  Ongoing activities include launches of new and reformulated products that incorporate Senomyx’s savory flavors in countries in Asia, Latin America, Africa, and the Middle East.  Nestlé has expanded its marketing efforts into additional countries in these regions during 2011.

Ajinomoto has been introducing products that contain a Senomyx flavor in several large geographies, including China and North America.  Ajinomoto has continued to explore additional opportunities to expand their customer base and the number of product offerings in these markets.

Firmenich has exclusive worldwide rights to market S2383, Senomyx’s enhancer of sucralose, as either a stand-alone ingredient or as part of a flavor system in all food and beverage product categories.  Retail products incorporating S2383 are currently being marketed in North America and Latin America.  Firmenich continues to work with many other clients evaluating S2383 in a variety of products.

Firmenich also has exclusive worldwide rights to commercialize Senomyx’s S6973 sucrose enhancer for virtually all food and specified beverage categories.  In addition to the first commercial launches of products that incorporate S6973, Firmenich has reported strong interest from numerous clients due to the ability of S6973 to enable a significant reduction of sucrose while maintaining the sugar taste, combined with the potential cost of goods savings.

Collaborative Agreements

We pursue collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current collaborative agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as savory, sweet, salt, bitter or cool. These collaborations are generally focused on one or more specific product fields, such as non-alcoholic beverages, confectionary products or frozen foods. We currently have collaborative agreements with Ajinomoto, Firmenich, Nestlé and PepsiCo.

All of our current collaboration agreements provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients.  The specific type of royalty and method for calculating royalty payments varies by agreement and many factors may affect the potential royalty payments under our agreements.  In addition, royalty rates under some of our agreements may vary from period to period.  Accordingly, any estimates of future royalties are uncertain and difficult to predict.  As described above, we generally describe our collaborative agreements as retail-based agreements or ingredient supply-based agreements.  Under our retail-based royalty agreements, any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells.  Our retail-based royalty agreements provide for an effective royalty of up to 4%.  Our agreements with Ajinomoto, our coffee and coffee whitener agreement with Nestlé and our agreement with PepsiCo are either exclusively or partially retail-based royalty agreements.  Under our ingredient supply-based agreements, any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx flavor ingredient itself or the flavor system in which the Senomyx flavor ingredient is contained or is based on the volume of the flavor ingredient itself used by a manufacturer in a finished product.  Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements.  Our agreement with Ajinomoto, our agreements with Firmenich, our 2002 agreement with Nestlé and our agreement with PepsiCo are either exclusively or partially ingredient supply-based royalty agreements.

Most of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and cost reimbursement.  Certain of our current collaboration agreements also provide for upfront fees and minimum periodic royalties.  The research and development funding under each of these agreements is typically paid according to a fixed payment schedule, but may vary from period to period upon mutual agreement of the parties. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the products that may incorporate our flavor ingredients. Our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these products, and any associated expenses. Under most of our agreements, we are primarily responsible for the regulatory approval phase and a portion of the associated expenses.

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

Our collaborative agreements provide that we will conduct research and development on flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements.  Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use or with other collaborators outside of the defined product field. We will also generally retain rights to any flavor ingredients that we discover after the respective collaborative period, although in some instances we have agreed to arrangements where we would not launch competing products or collaborate with a collaborator’s competitor. In addition to the collaborative agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose enhancer, which has already received GRAS status.  In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or GRAS determination to incorporate one or more of our flavor ingredients into a product, it will no longer be entitled to use, and we will have the right to license the flavor ingredients to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

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

Key Collaborative Agreements

Firmenich

In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste effect for sucrose, fructose, or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  Under the agreement, Firmenich agreed to pay a license fee in three installments, research and development fees, cost reimbursements and specified payments upon the achievement of milestones.  In January 2010, Firmenich elected to proceed with commercial development of S6973.  In conjunction with the decision, we received the final license fee installment payment in the amount of $8.0 million from Firmenich during the first quarter of 2010.  In October 2010, we amended the agreement with Firmenich to include commercial development of S6973, Senomyx’s novel enhancer of sucrose, for specific beverage applications, in exchange for an incremental license fee, additional milestones and minimum annual royalties, in addition to royalties on sales of products containing S6973.  In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period through July 2012.  Under this agreement, in the fourth quarter of 2011, we earned a development milestone of $250,000, for which we will receive payment in 2012. Through December 31, 2011, we have received $28.0 million in license fees, research and development funding and cost reimbursements, one milestone of $250,000 and one milestone of $1.0 million.  If all milestones are achieved and all extension options are exercised, and including the $29.2 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2011, we may be entitled to up to $47.7 million.  There is no guarantee that we will receive any further milestone payments under this collaboration.  We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict.

Nestlé SA

In October 2004, we entered into a collaborative agreement with Nestlé focused on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field.  Under the terms of the agreement, Nestlé paid certain research and development funding through July 2010.  Under this agreement, through December 31, 2011, we have received $10.7 million in research and development funding, one milestone of $225,000, one milestone of $350,000 and two milestones of $500,000 each.  In the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any royalties under this collaboration.

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

Under this agreement, in the fourth quarter of 2011, we earned a development milestone of $750,000, for which we will receive payment in 2012.

Under this agreement, through December 31, 2011, we have received $43.5 million in upfront fees, research and development funding and cost reimbursements. If all milestones are achieved and all extension options are exercised, and including the $43.5 million in upfront fees, research and development funding and cost reimbursements, we may be entitled to up to $95.4 million. There is no guarantee that we will receive any additional milestone payments or royalties under this collaboration.  In the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any royalties under this collaboration.

Other Collaborative Agreements

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within Japan and other Asian markets.  Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years.  In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain patent costs.  In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America.  Under the terms of the April amendment, Ajinomoto agreed to pay us an upfront license fee and we are eligible to receive an additional milestone payment upon achievement of a specific goal.  In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us.  Under the terms of the August amendment, Ajinomoto agreed to pay us an upfront license fee.  We received research and development funding through March 2010.  In addition, we have received milestone payments, cost reimbursements and minimum periodic royalty payments from Ajinomoto.

Firmenich (Cool)

In December 2007, we entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel flavors that may be used by Firmenich on an exclusive basis worldwide as ingredients that impart a cool taste in flavor systems.  In November 2010, we amended the agreement to extend the collaborative period until December 2012.  Under the agreement, Firmenich has agreed to pay research fees and specified payments upon the achievement of milestones.  Upon commercialization, we will be entitled to royalties.  In addition, in the event of regulatory approval of a discovered compound, we are entitled to minimum periodic royalties and in the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor or flavor enhancer until the expiration of relevant patents. We cannot assure you that we will agree with Firmenich to extend the collaborative period under this agreement beyond December 2012 or that we will receive any future milestone payments or royalties under this collaboration.

Firmenich (Sucralose)

In November 2008, we entered into a second collaboration agreement with Firmenich for S2383, our novel enhancer of the high-intensity sweetener sucralose.  Under the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system.  We have received royalty payments under this collaboration.

Nestlé SA

In April 2002, we entered into an initial collaboration agreement with Nestlé to discover specified flavor ingredients in the food and beverage product fields of dehydrated and culinary food, frozen food and wet soup.  In April 2005, we amended the agreement to provide for an extension of the collaborative research phase.  In March 2006, we further amended the agreement to include commercialization of novel flavor ingredients in the pet food category on a worldwide, co-exclusive basis.  In addition to the expansion, under the amendment we reacquired rights to certain of our flavor ingredients in certain geographic regions. As a result of this amendment, Nestlé now has rights to flavor ingredients in Europe, Asia, Israel, Oceania, Africa, the Middle East and Latin America in specified product categories within the dehydrated and culinary food, frozen food, and/or wet soup product categories, as well as worldwide rights for the pet food category.  In April 2008, we further amended the agreement to extend the collaborative period through April 2010.  In September 2008, we further amended the agreement to provide for a specified escalating payment arrangement in lieu of a sales-based royalty for a limited period of time. In July 2010, we again amended the agreement to provide for an alternative methodology for calculating payments to us in lieu of a sales-based royalty.

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

Our Technology

We have discovered or in-licensed many of the key receptors that mediate taste in mammals. Having isolated taste receptors, we have created proprietary taste receptor-based assay systems that provide a biochemical or electronic readout when a test compound affects the receptor. To enable faster compound discovery, we integrated our proprietary taste receptor-based screening assays into a robot-controlled automated system that uses plates containing an array of individual wells, each of which can screen a different compound. Our receptor-based discovery and development process has enabled us to improve our ability to find novel flavor ingredients over the traditional use of simple taste tests.

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

The current status in the development of proprietary taste receptor-based assay systems for taste receptors is as follows:

•                  Savory Receptor.  Glutamate is a natural component of foods, including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. Using this technology, we identified a number of savory flavor ingredients, including S807, S336, S263, S976, S9229 and S5456, which were determined to be GRAS.

•                  Sweet Receptor.  The sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created a proprietary high-throughput sweet taste receptor-based assay system and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners.  Our sucralose enhancer, S2383, was determined to be GRAS in November 2008. Our sucrose enhancer, S6973, was determined to be GRAS in October 2009.  We have an ongoing research program to identify additional enhancers of sucrose, fructose and other sweeteners.  In addition, we also have efforts in progress to discover natural high intensity sweeteners.

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

•                  Cool Receptor.  The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed a high-throughput screening assay using the TRPM8 protein, and we validated the assay using a set of known cooling agents.  We have identified cooling agents from more than ten different chemical classes that have demonstrated a taste proof-of-concept.  Senomyx has identified several sample classes of new cooling agents that demonstrate a taste proof-of-concept and display preferred cooling properties.  S5031, a compound discovered by Senomyx, is new cooling agent that has a ten-times greater potency in taste tests and other advantageous cooling properties compared to commonly used agents.

•                  Salt Receptor.  The primary receptor or receptors responsible for salt taste perception in humans have not been definitively identified in the scientific literature.  Current activities include targeted analytical approaches to discover specific proteins that could be viable candidates for the receptors or co-factors responsible for salt taste.  The Company has assembled a proprietary database of proteins found in taste buds and progress is being made exploring the role of a number of these proteins that may be involved in salt taste perception.  Senomyx recently identified a blocker of salt taste that could potentially be used as a tool to help discover the proteins involved with salt taste perception.

Screening Technologies and Compound Libraries

We have developed or acquired access to expansive libraries of potential flavor ingredients currently comprised of over one million natural and artificial compounds. We intend to continue to acquire or develop additional compounds and natural samples to add to our libraries.  We have designed and selected our libraries to comprise compounds that we believe are likely to lead to safe and economical for use in packaged food and beverage products. We are using our assay systems to screen the compounds in our libraries for their effects on specific taste receptors. These systems use many of the same technologies that pharmaceutical companies use to discover medicines. Our assay systems are much more sensitive than the human tongue, and can therefore be used to discover novel flavor ingredients that could not be identified using taste tests.  We also use these systems to assist us in optimizing our lead compounds by rapidly and iteratively testing the potency of the potential flavor ingredients generated in the optimization process as the lead compound progresses to become a product candidate.

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

The most common types of GRAS review are:

•                  FEMA Expert Panel.  The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance.  The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. The conclusions of the Expert Panel regarding a flavor ingredient are provided directly to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Ten of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG (Biotechnology Research and Information Network AG), Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle.  Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry and could apply this technology to the discovery and development of flavor ingredients. We are aware of another company, Chromocell, Inc., that is involved in research for the discovery and development of sweet enhancers and salt substitutes.  Products developed as a result of our competitors’ existing or future collaborations may compete with our flavor ingredients.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2011 we are the owner or the exclusive licensee of 161 issued United States patents, 69 pending United States patent applications, 119 issued foreign patents and 216 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2014 through 2029.

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

Seeking and obtaining patents may provide some degree of protection for our intellectual property. However, our patent positions are highly uncertain and may involve complex legal and factual questions. No consistent standard regarding the allowability and enforceability of claims in many of the pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we in-licensed or how we may be able to enforce our patent claims against our competitors. In addition, we may not have been the first to file patent applications for or to invent inventions relating to the technologies upon which we rely, which would preclude us from obtaining issued patents on the relevant inventions. We are aware of other companies and academic institutions which have been performing research and have applied for patents in the area of mammalian taste. In particular, other companies and academic institutions and inventor applicants have announced that they have identified taste receptors, published data on taste receptor sequence information or have filed patent applications on receptors and their use, including Ajinomoto, the California Institute of Technology, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, Monell Chemical Senses, Mount Sinai School of Medicine, Novartis, Pfizer, The Scripps Research Institute, Sloan Kettering, the University of California, Virginia Commonwealth University and Wiessenbach. If any of these companies or academic institutions or inventor applicants are successful in obtaining broad patent claims, such patents could potentially block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business.

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

Sales and Marketing

Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients. As a result, we expect our flavor ingredients will be commercialized without Senomyx incurring significant sales, marketing and distribution costs. Our current collaborators, Ajinomoto, Firmenich, Nestlé and PepsiCo, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

Manufacturing

We intend to utilize third parties to manufacture our flavor ingredients. Under the majority of our existing collaborative agreements, our collaborator may, in its sole discretion, directly manufacture or through a third party manufacturer the flavor ingredients it licenses from us. The remaining collaborations require the collaborator to identify with us a mutually agreed upon third party to manufacture the flavor ingredients it licenses from us.  In some of these agreements, we maintain either the first right of negotiation or an option to manufacture based on provisions within the agreement.

There are a number of reliable third party contract manufacturers available to produce our flavor ingredients.  We do not anticipate any capacity issues because of our low volume requirements and the number of reliable and available manufacturers.

Employees

As of December 31, 2011, we had 112 full-time employees, including 27 with Ph.D. degrees. Of our full-time workforce, 86 employees are engaged in research and development and 26 are engaged in business development, intellectual property management, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

A key element of our current strategy is to commercialize our flavor ingredients through collaborative agreements. To date, substantially all of our research and development funding has been derived solely from research and development payments, upfront fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn more significant royalties on future sales of consumer products incorporating our flavor ingredients or adopt an alternative business model where we receive revenues from other sources.

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

If any or all of our current material agreements with our collaborators expire or are terminated, or if we are unable to, or elect not to, renew or enter into new collaborative agreements, our research and development funding could significantly decline or be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.

We are dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, may choose not to incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all, or may pursue a competitor’s product as a result of unfavorable publicity regarding our flavor ingredients or our research methods, or if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile.  If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

We may not be able to enter into additional collaborative agreements due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators and under some agreements we have agreed to arrangements where we would not launch competing products or collaboration with a collaborator’s competitor for a limited period of time even after the conclusion of the applicable collaborative period.  Consolidation in our target markets may also limit the number of potential collaborators.  Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us.  If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business will be significantly diminished.

Disagreements or disputes with a collaborator could adversely impact our business operations and prospects.

From time to time we have disagreements or disputes with our collaborators regarding various subject matters, such as the interpretation of contractual rights and obligations under our agreements, the design of development studies for our flavor ingredients and intellectual property matters. Because we depend on our collaborators to fund our research and development programs and commercialize our flavor ingredients, any disputes or disagreements with our collaborators could disrupt our business operations and adversely impact our ability to maintain existing collaborations or secure new collaborations. Whenever we become involved in a dispute or litigation with any collaborator, we might have to spend significant amounts of money, time and effort to defend our position and we may not be successful. Even if we are successful, any dispute could divert management attention and resources from other strategic and research priorities.

We may not be successful in developing flavor ingredients useful for formulation into products.

In order to develop flavor ingredients, we must have first identified the correct taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, if we are not able to identify the protein or proteins that function as the salt taste receptor, we may not be able to develop an effective salt taste enhancer.  In addition, we may not be successful in the development of a high-throughput assay to each taste receptor of interest to us. Even if we succeed in the identification of a taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient for our collaborators, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for our current collaborators or potential future collaborators. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

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

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our royalty revenue is dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

•                  health concerns, whether actual or perceived, regarding our flavor ingredients or those of our competitors;

•                  unfavorable publicity regarding our flavor ingredients or our research methods;

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $8.7 million for the year ended December 31, 2011. As of December 31, 2011, we had an accumulated deficit of approximately $221.6 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

•                  the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines, or at all;

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

If we are unable to successfully commercialize our flavor ingredients, maintain our existing product discovery and development collaborations or enter into new collaborations, we will likely need to obtain additional capital, reduce our ongoing expenses and/or modify our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated, or we may decide that for other reasons it is in our best interests to seek additional capital. In such an event, we may need to raise substantial additional capital to, among other things:

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

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to, and are not actively seeking, any material acquisitions. We have limited experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might be funded by issuances of debt or additional equity, which could impact your rights as a holder of our common stock and may dilute your ownership percentage. Any of the foregoing could have a significant adverse effect on our business, financial condition and results of operations.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation or taste receptors and their uses, including Ajinomoto, California Institute of Technology, Cargill, Chromocell, Colorado State University, Columbia University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wiessenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients or otherwise conducting our business. The University of California, for example, claims certain patent rights relating to the coexpression of T1R receptors that may not have been licensed to us. While our technology is focused on the use of human T1R receptors, we cannot assure you that it does not infringe such patent rights.  In such event, if we are not able to amend our license with the University of California to include such patent rights and our technology is found to interfere with or infringe such patent rights, our business, financial condition and results of operations could suffer a significant adverse effect.  In addition, it is possible that some of the flavor ingredients that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Millennium Specialty Chemicals.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Chromocell, that is involved in research for the discovery and development of sweet enhancers and salt substitutes. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

•                  failure of any of our flavor ingredients, if approved, to achieve commercial success; and

•                  public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Center Drive, San Diego, California, 92121.  Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $230,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and maintenance. These costs will vary each month, and we expect that these costs will be approximately $100,000 per month.

We believe that our facilities are adequate to meet our business requirements for the near-term and that additional space will be available on commercially reasonable terms, if required.

Item 3.    Legal Proceedings

We are not a party to any material legal proceedings at this time.

Item 4.    Mine Safety Disclosures

None.

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

Fiscal 2011 Quarter ended	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
High	$7.51	$6.70	$6.26	$5.25
Low	$5.51	$4.50	$3.35	$3.10

Fiscal 2010 Quarter ended	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
High	$4.60	$4.47	$4.73	$7.92
Low	$2.40	$3.14	$3.60	$3.93

The last sale price for our common stock as reported by the NASDAQ Stock Market on February 21, 2011 was $3.25 per share.  As of February 21, 2011, there were approximately 63 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in the fourth quarter of 2011.

Performance Measurement Comparison (1)

The following graph compares the cumulative five-year total return to stockholders on Senomyx, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2006 and tracks it through December 31, 2011.  To date, we have not declared any dividends.  The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Senomyx, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

	Years ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues:
Development revenue	$28,182	$26,153	$14,590	$16,819	$18,197
Commercial revenue	3,153	2,555	921	347	23
Total revenues	31,335	28,708	15,511	17,166	18,220
Operating expenses:
Research and development	28,687	26,636	28,201	31,800	29,874
General and administrative	11,500	13,077	13,682	13,555	13,572
Total operating expenses	40,187	39,713	41,883	45,355	43,446
Loss from operations	(8,852)	(11,005)	(26,372)	(28,189)	(25,226)
Other income	128	339	207	1,255	3,395
Net loss	$(8,724)	$(10,666)	$(26,165)	$(26,934)	$(21,831)

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.85)	$(0.88)	$(0.72)

Shares used to compute basic and diluted net loss per share	39,571,094	37,726,285	30,935,090	30,602,481	30,326,768

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$55,106	$71,612	$31,074	$40,106	$62,624
Working capital	36,255	33,323	18,064	31,869	51,977
Total assets	67,646	84,672	42,454	54,466	79,249
Accumulated deficit	(221,603)	(212,879)	(202,213)	(176,048)	(149,114)
Total stockholders’ equity	29,721	32,182	17,507	36,940	56,627

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover and develop innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Firmenich, Nestlé and PepsiCo. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling agents.

We have incurred significant losses since our inception in 1998 and, as of December 31, 2011 our accumulated deficit was $221.6 million.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines, or at all;

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

In February 2011, Firmenich elected to exercise their first one-year option to extend through July 2012 the collaborative research funding period of the Collaborative Research and Development Agreement between us and Firmenich dated July 28, 2009, as amended.  The collaboration agreement is focused on discovering novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside.

At the end of December 2010 Senomyx and Cadbury Adams LLC, a unit of Kraft Foods (Kraft), entered into an agreement for Kraft to evaluate flavor ingredients discovered under an undisclosed Senomyx program for potential use in the gum and medicated confectionary product categories.  The evaluation period was completed and it was determined that the flavor ingredients were not applicable for the proposed usage in the products that Kraft evaluated.  The collaboration therefore ended in December 2011.

Revenue

We derive revenue from our collaborative agreements. To date, our revenue has come solely from upfront fees, research and development funding, reimbursement of certain patent and regulatory costs, milestone payments and royalty payments under our collaborative agreements. As of December 31, 2011, we have recognized cumulative revenue under our collaborations of $160.1 million. If any of these collaborative agreements were to be terminated, this could have a significant effect on future revenues.

From our inception date to the present, research and development payments represented the primary source of our revenue. Based on current collaborations, we anticipate that the majority of our revenues in the near future will be derived from research and development payments and upfront fees.  We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

In addition, as our collaborators launch products incorporating our flavor ingredients, we receive minimum periodic royalties and royalty payments based upon the sales of those products, which in the future could be significantly larger than research and development funding, upfront fees or milestone payments. In order for us to generate significant royalty revenue and become profitable, we must retain our existing or establish new product discovery and development collaborations and our collaborators must successfully commercialize products incorporating one or more of our flavor ingredients. Our ability to generate significant royalty revenue is inherently uncertain and will depend upon our ability to meet particular research, development and commercialization objectives and the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines.

Research and Development

Our research and development expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory flavors, sweet and salt enhancers, bitter blockers and cooling agents. We track research and development costs by the type of cost incurred rather than by project. Research and development costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patent and licensing, outside services and non-cash stock-based compensation expenses. We charge research and development expenses to operations as incurred.

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

Results of Operations

Years Ended December 31, 2011, 2010 and 2009

Revenue Under Collaboration Agreements

We recorded revenue of $31.3 million, $28.7 million and $15.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.  Research and development payments, upfront fees, milestone payments and royalty revenues under our material collaborations with Firmenich, Nestlé and PepsiCo accounted for 84% of the total revenue for the year ended December 31, 2011.  The increase of $2.6 million from 2010 to 2011 was primarily due to the recognition of revenue associated with upfront license payments and research and development funding associated with our Sweet Taste Program collaboration with PepsiCo, which commenced in August 2010.  Our Sweet Taste Program collaboration with PepsiCo contributed approximately $16.6 million to revenues during 2011, as compared to approximately $5.2 million during 2010.

This increase was partially offset by a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $9.6 million to revenues in 2011, as compared to approximately $15.0 million in 2010.  The reduction in revenues from 2010 to 2011 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the first quarter of 2011, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year.

The increase was also partially offset by reduced revenues of approximately $3.0 million in the aggregate under six other collaborations where the research and development funding periods reached their conclusions during either the year ended December 31, 2010 or during the three months ended March 31, 2011.  The reduction of approximately $3.0 million in revenue was the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaboration with The Coca-Cola Company, or Coca-Cola, the coffee and coffee whitener collaboration with Nestlé, the collaboration with Ajinomoto, the original collaboration with Nestlé, the collaboration with Campbell Soup Company, or Campbell, and the collaboration with Solae LLC, or Solae.  Of the collaborations that reached the conclusion of their research and development periods, the collaboration agreement with Ajinomoto and the original collaboration with Nestlé have both entered the commercial phase.

Research and development payments, upfront fees, milestone payments and royalty revenues under our material collaborations with Ajinomoto, Coca-Cola, Firmenich, Nestlé and PepsiCo accounted for 87% of the total revenue for the year ended December 31, 2010.  The increase of $13.2 million from 2009 to 2010 was primarily due to the recognition of revenue associated with upfront payments, milestones, cost reimbursements and research and development funding associated with sweet enhancer collaboration with Firmenich, which commenced in July 2009, and with PepsiCo, which commenced in August 2010.  Our sweet enhancer collaboration with Firmenich contributed approximately $15.0 million in revenues during the year ended December 31, 2010, as compared to approximately $3.0 million during the year ended December 31, 2009, an increase of approximately $12.0 million.  Our collaboration with PepsiCo contributed approximately $5.2 million in revenues during the year ended December 31, 2010, and did not contribute to revenues during the year ended December 31, 2009, as the agreement commenced in August 2010.  These increases were partially offset by reduced revenues of $4.0 million in the aggregate under four other collaborations where the research and development funding periods reached their conclusions during the year ended December 31, 2010.  The reductions in revenue were entirely the result of reduced research and development funding under these collaborations.  The collaborations that reached the conclusion of their research and development periods were the collaborations with Solae, Coca-Cola, the coffee and coffee whitener collaboration with Nestlé, and Cadbury Adams LLC, or Cadbury.

For 2012, we anticipate seeing a slight increase in revenues recognized under our collaborative agreements.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $28.7 million, $26.6 million and $28.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Salaries and personnel	$13,096	$11,093	$11,992
Facilities and depreciation	5,316	5,142	5,606
Research and development supplies	3,338	2,888	3,598
Non-cash stock-based compensation	2,129	1,835	1,936
Patent and licensing	2,061	2,208	2,212
Outside services	1,972	2,492	2,243
Miscellaneous	775	978	614
Total research and development expenses	$28,687	$26,636	$28,201

Salaries and Personnel.  Our expenses for research and development personnel, including consultants, were $13.1 million, $11.1 million and $12.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase of $2.0 million from 2010 to 2011 was primarily due to increases in payroll expenses of approximately $1.7 million and employee benefits-related expenses of approximately $234,000.  The increase in payroll expenses and employee benefits-related expenses was due to an increase in headcount during 2011 and due to the full year impact of employees hired during 2010.  Our research and development staff increased from an average of 79 for the year ended December 31, 2010 to an average of 89 for the year ended December 31, 2011.  The increase in headcount resulted primarily from the hiring of additional personnel in the fourth quarter of 2010 to support additional research efforts.  The increase in headcount was also attributable to the reclassification, effective January 1, 2011, of certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities and the assumption of additional supervisory responsibilities.  The decrease of $899,000 from 2009 to 2010 was primarily due to the full year impact of a reduction in staff in 2009, and a further reduction of staff due to natural attrition during 2010.  Our research and development staff decreased from an average of 90 for the year ended December 31, 2009 to an average of 79 for the year ended December 31, 2010.  For 2012, we expect to see a slight decrease in salaries and personnel expenses as compared to 2011.

Facilities and Depreciation.  Our facilities and depreciation expenses were $5.3 million, $5.1 million and $5.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase of $174,000 from 2010 to 2011 was primarily due to higher expenses for service contracts and repairs on scientific equipment, as well as higher equipment rental costs for rented scientific equipment, partially offset lower depreciation expense on instrumentation and equipment used in research and development activities as assets became fully depreciated.  The decrease of $464,000 from 2009 to 2010 was primarily due to decreased depreciation expense on scientific equipment placed in service in 2007 (which became fully depreciated in 2010).  For 2012, we expect to see a slight increase in facilities and depreciation expenses as compared to 2011.

Research and Development Supplies.  Our expenses for supplies used in research and development were $3.3 million, $2.9 million and $3.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase of $450,000 from 2010 to 2011 was primarily due to increased expenditures for screening-related supplies used in research and development activities.  The decrease of $710,000 from 2009 to 2010 was primarily due to decreased purchases of compounds and a decrease in expensed supplies used in high-throughput screening.  For 2012, we expect to see a slight decrease in research and development supplies as compared to 2011.

Non-cash Stock-based Compensation.  Our non-cash stock-based compensation expenses were $2.1 million, $1.8 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase of $294,000 was primarily due to the reclassification, effective January 1, 2011, of expenses related to certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities and the assumption of additional supervisory responsibilities.  The decrease of $101,000 from 2009 to 2010 was primarily due to the continuing decrease in the valuation of options granted to employees, which results in less expense incurred.  For 2012, we expect non-cash stock-based compensation expense to remain relatively constant in comparison to 2011.

Patent and Licensing.  Our patent and licensing expenses were $2.1 million, $2.2 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease of $147,000 from 2010 to 2011 was primarily due to decreased patent legal expenses due to the timing of filings and other activities.  For 2012, we expect to see an increase in our patent and licensing expenses as compared to 2011.

Outside Services.  Our outside services expenses were $2.0 million, $2.5 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease of $520,000 from 2010 to 2011 was primarily due to lower costs for outsourced activities in support of product candidate regulatory filings.  The increase of $249,000 from 2009 to 2010 was primarily due to an increase in costs for safety studies, partially offset by a decrease in costs for scale-up activities.  For 2012, we expect to see an increase in outside services expenses as compared to 2011 due to costs for safety studies related to product candidates advancing into development.

General and Administrative Expenses

Our general and administrative expenses (including non-cash stock-based compensation expenses charged to general and administrative) were $11.5 million, $13.1 million and $13.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The $1.6 million decrease in expenses from 2010 to 2011 was primarily attributable to a decrease in payroll-related expense and a decrease in stock-based compensation expense due to the reclassification of expenses related to certain employees from General and Administrative to Research and Development due to a change in the nature of the employees’ responsibilities and the assumption of additional supervisory responsibilities.  The $605,000 decrease in expenses from 2009 to 2010 was primarily due to the continuing decrease in the valuation of options granted to employees, which results in less expense incurred.  The decrease in non-cash stock-based compensation expense was partially offset by an increase in payroll and related expenses.

For 2012, we expect our general and administrative expenses to remain relatively constant in comparison to 2011.

Other Income

Other income was $128,000, $339,000 and $207,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease of $211,000 from 2010 to 2011 was primarily due to the receipt of a federal grant in 2010 and to decreased interest income due to lower average investable balances in 2011 as compared to 2010.  The increase of $132,000 from 2009 to 2010 was primarily due to the receipt of a federal grant in 2010 and to increased interest income due to higher average investable balances in 2010 as compared to 2009.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of December 31, 2011 we had received in excess of $193.0 million in proceeds from the sales of common and preferred stock.  In addition, we had received $177.8 million in non-

refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.4 million in interest income.  Commencing January 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $22.3 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $48.0 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

During 2011, two of our collaborations under which we received funding in 2011 reached the conclusions of their research and development periods.  These two collaborations contributed a total of $675,000 to 2011 revenues.  We believe that any reduction in revenues related to these two collaborations will be offset in 2012 by increases in revenues related to our existing collaborations.

At December 31, 2011, we had $55.1 million in cash, cash equivalents and investments available-for-sale as compared to $71.6 million at December 31, 2010, a decrease of $16.5 million.  This decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $14.3 million for the year ended December 31, 2011 and provided cash of $21.6 million for the year ended December 31, 2010.  Decreases in operating liabilities used cash of $12.9 million in 2011, while increases in operating liabilities provided cash of $27.6 million in 2010.  The decrease in operating liabilities in 2011 was primarily attributable to the recognition of revenue related to the $38.0 million in upfront payments received from PepsiCo and Firmenich in 2010.  The upfront payment from PepsiCo is being recognized as revenue through August 2014.  The upfront payment from Firmenich is being recognized as revenue through July 2012.  Operating cash flow in 2011 compared to the prior year reflects a decrease in our net loss of $1.9 million.  Non-cash expenses increased $85,000 to $7.0 million for the year ended December 31, 2011 from $6.9 million for the year ended December 31, 2010.  Decreases in operating assets provided cash of $269,000 in 2011, while increases in operating assets used cash of $2.3 million in 2010.

Operating activities provided cash of $21.6 million for the year ended December 31, 2010 and used cash of $9.4 million for the year ended December 31, 2009.  Operating cash flow in 2010 compared to the prior year reflects a decrease in our net loss of $15.5 million.  Non-cash expenses decreased $1.4 million to $6.9 million for the year ended December 31, 2010 from $8.3 million for the year ended December 31, 2009.  The decrease in non-cash expenses was primarily due to a decrease of $1.1 million in non-cash stock-based compensation expense for employees, non-employee directors and consultants and due to a decrease of $549,000 in depreciation expense, due to scientific assets becoming fully depreciated during 2009 and 2010.  Increases in operating assets used cash of $2.3 million in 2010, while decreases in operating assets provided cash of $76,000 in 2009.  Increases in operating liabilities provided cash of $27.6 million and $8.4 million in 2010 and 2009, respectively.  The increase in operating liabilities in the year ended December 31, 2010 was primarily due to the receipt of $38.0 million in upfront payments from PepsiCo and Firmenich, the unrecognized portions of which were included in deferred revenue at December 31, 2010.

Investing Activities

Investing activities provided cash of $7.6 million for the year ended December 31, 2011.  Cash provided by investing activities reflects the maturities of available-for-sale securities of $44.9 million.  These maturities were partially offset by purchases of available-for-sale securities of $34.2 million and purchases of capital equipment of $3.1 million.

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

Financing Activities

Financing activities provided cash of $1.4 million, $20.4 million and $682,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  Cash provided by financing activities during 2011 reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options of approximately $1.4 million.  Cash provided by financing activities in 2010 reflects proceeds from our February 2010 offering, which raised approximately $18.6 million, net of offering costs.  In addition, cash provided by financing activities in the year ended December 31, 2010 reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options of approximately $1.8 million.  Cash provided by financing activities in 2009 reflects the net proceeds from the sale of common stock of $682,000 from purchases from our employee stock purchase program and the exercise of stock options.

As of December 31, 2011 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$15,197	$2,783	$5,794	$6,101	$519
License payments	299	299	—	—	—
Total	$15,496	$3,082	$5,794	$6,101	$519

As of December 31, 2011, we had no long-term debt obligations.

As of December 31, 2011, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $900,000.  In the next 12 months, we also plan to spend approximately $2.0 to $2.5 million on capital expenditures.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing January 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $22.3 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive $48.0 million in research and development payments.  Commencing January 1, 2012, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $73.0 million.  In the next twelve months (through December 31, 2012), we anticipate receiving $11.3 million in research and development funding, $1.0 million in payments related to milestones earned in the fourth quarter of 2011 and $500,000 related to a milestone earned in the first quarter of 2012. This does not include any additional payments we may receive related to the following events:

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

We continue to pursue additional collaborations which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Non-refundable license fees, if not associated with our future performance, are recognized when received. Non-refundable license fees, if associated with future performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is accounted for in accordance with ASC 605-28, Revenue Recognition — Milestone Method.  Development milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, as these milestone payments do not require our efforts to achieve, but result from the efforts of our collaborator.  Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over related annual royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date.  We recognize this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments made to date exceed calculated royalties, we are not required to refund the difference.  Although we do not currently have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under our third party licensing agreements.  To date, the majority of our commercial revenues have been related to minimum periodic royalty payments.

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

Employee and non-employee director stock-based compensation expense was $4.7 million, $4.8 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  At December 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.3 million, which is expected to be recognized over a weighted average period of 1.8 years.  Total stock options granted to employees and non-employee directors during the years ended December 31, 2011, 2010 and 2009 represented 4.4%, 3.5% and 7.2%, respectively, of outstanding shares of the end of each fiscal year.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the year ended December 31, 2011 was $4.06 per share.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.  For purposes of estimating the fair value of stock options granted during 2011 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 66.2%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB ASC.  If our stock price volatility assumption were increased to 75%, the weighted average estimated fair value of stock options granted during 2011 would increase by $0.37 per share, or 9.0%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during 2011, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during 2011 would increase by $0.46 per share, or 11.4%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 2.4% for 2011) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during 2011 by $0.21 per share, or 5.1%.

For 2011, 2010 and 2009, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.7% for 2011, 7.9% for 2010 and 6.8% for 2009, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

Income Taxes

We follow the provisions of FASB ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return.  The topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Under the topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

We have analyzed our filing positions in all of the federal and state jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions.  Our analysis concluded that, due to past ownership changes, our deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation.  As such, $3.1 million of net operating losses will expire and $944,000 of research and development credits will expire for federal purposes as a result of multiple ownership changes which occurred in prior years.  California net operating losses of $3.8 million will expire as well.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 1, 2012

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets:
Current assets:

Cash and cash equivalents	$15,964	$21,258
Investments available-for-sale	37,142	34,631
Accounts receivable	2,434	1,549
Other current assets	706	1,823

Total current assets	56,246	59,261

Investments available-for-sale	2,000	15,723
Property and equipment, net	9,400	9,688

Total assets	$67,646	$84,672

Liabilities and stockholders’ equity
Current liabilities:

Accounts payable and accrued expenses	$6,117	$7,259
Deferred rent	105	—
Leasehold incentive obligation	987	987
Deferred revenue	12,782	17,692

Total current liabilities	19,991	25,938

Deferred rent	1,321	1,452
Leasehold incentive obligation	4,113	5,100
Deferred revenue	12,500	20,000

Commitments
Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 39,759,137 and 39,091,117 shares issued and outstanding at December 31, 2011 and 2010, respectively	40	39
Additional paid-in-capital	251,254	245,029
Accumulated other comprehensive gain/(loss)	30	(7)
Accumulated deficit	(221,603)	(212,879)

Total stockholders’ equity	29,721	32,182

Total liabilities and stockholders’ equity	$67,646	$84,672

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009

Revenues:
Development revenues	$28,182	$26,153	$14,590
Commercial revenues	3,153	2,555	921

Total revenues	31,335	28,708	15,511

Operating expenses:
Research and development	28,687	26,636	28,201
General and administrative	11,500	13,077	13,682

Total operating expenses	40,187	39,713	41,883

Loss from operations	(8,852)	(11,005)	(26,372)

Other income	128	339	207

Net loss	$(8,724)	$(10,666)	$(26,165)

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.85)

Shares used to compute basic and diluted net loss per share	39,571,094	37,726,285	30,935,090

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

			Additional	Accumulated other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2008	30,670,123	$31	$212,951	$6	$(176,048)	$36,940

Issuance of common stock related to the exercise of options	41,431	—	69	—	—	69

Issuance of common stock related to employee stock plan purchases	396,647	—	613	—	—	613
Compensation related to stock options issued to consultants	—	—	152	—	—	152
Compensation related to stock options granted to employees and non-employee directors	—	—	5,901	—	—	5,901
Comprehensive loss:
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,165)	(26,165)
Comprehensive loss	—	—	—	—	—	(26,168)
Balance at December 31, 2009	31,108,201	31	219,686	3	(202,213)	17,507
Issuance of common stock related to the exercise of options	256,369	—	929	—	—	929
Issuance of common stock related to employee stock plan purchases	583,690	1	912	—	—	913
Issuance of common stock in a public offering, net of issuance costs	7,142,857	7	18,564	—	—	18,571
Compensation related to stock options granted to consultants	—	—	110	—	—	110
Compensation related to stock options granted to employees and non-employee directors	—	—	4,828	—	—	4,828
Comprehensive loss:
Unrealized loss on investments	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(10,666)	(10,666)
Comprehensive loss	—	—	—	—	—	(10,676)
Balance at December 31, 2010	39,091,117	39	245,029	(7)	(212,879)	32,182

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

			Additional	Accumulated other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	gain/(loss)	deficit	equity

Balance at December 31, 2010	39,091,117	$39	$245,029	$(7)	$(212,879)	$32,182
Issuance of common stock related to the exercise of options	135,290	—	379	—	—	379
Issuance of common stock related to employee stock plan purchases	532,730	1	1,039	—	—	1,040
Compensation related to stock options granted to consultants	—	—	137	—	—	137
Compensation related to stock options granted to employees and non-employee directors	—	—	4,670	—	—	4,670
Comprehensive loss:
Unrealized gain on investments	—	—	—	37	—	37
Net loss	—	—	—	—	(8,724)	(8,724)
Comprehensive loss	—	—	—	—	—	(8,687)
Balance at December 31, 2011	39,759,137	$40	$251,254	$30	$(221,603)	$29,721

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Operating Activities
Net loss	$(8,724)	$(10,666)	$(26,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,629	2,724	3,273
Accretion of premium/(amortization of discount) on available-for-sale securities	550	240	(41)
Amortization of leasehold incentive obligation	(987)	(988)	(987)
Stock-based compensation for employees and non-employee directors	4,670	4,828	5,901
Stock-based compensation for non-employees	137	110	152
Change in operating assets and liabilities:
Accounts receivable	(885)	(1,301)	(137)
Other current assets	1,154	(953)	213
Accounts payable and accrued expenses	(422)	1,056	(618)
Deferred revenue	(12,410)	26,499	8,909
Deferred rent	(26)	52	128
Net cash (used in) provided by operating activities	(14,314)	21,601	(9,372)

Investing activities
Purchases of property and equipment	(3,061)	(974)	(380)
Purchases of available-for-sale securities	(34,242)	(95,860)	(24,961)
Maturities of available-for-sale securities	44,904	51,003	25,100
Net cash provided by (used in) investing activities	7,601	(45,831)	(241)

Financing activities
Proceeds from issuance of common stock	1,419	20,413	682
Net cash provided by financing activities	1,419	20,413	682

Net decrease in cash and cash equivalents	(5,294)	(3,817)	(8,931)
Cash and cash equivalents at beginning of year	21,258	25,075	34,006
Cash and cash equivalents at end of year	$15,964	$21,258	$25,075

Supplemental schedule of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$204	$924	$—

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is focused on using proprietary taste receptor-based assays and optimization techniques to discover and develop novel flavor ingredients for the packaged food, beverage and ingredient supply industries. The Company has product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and PepsiCo, Inc. (“PepsiCo”).  The Company’s collaboration agreements generally provide for upfront fees, research and development funding, reimbursement of certain regulatory and patent costs, milestone payments if the Company achieves development or commercialization goals, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company’s current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling agents.

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, as determined by quoted market prices, with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators.  For the year ended December 31, 2011, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows:  revenues from PepsiCo were $16.6 million, or 53% of total revenues; and revenues from Firmenich were $11.3 million, or 36% of total revenues.  For the year ended December 31, 2010, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows: revenues from Firmenich were $16.6 million, or 58% of total revenues; revenues from PepsiCo were $5.2 million, or 18% of total revenues; and revenues from Nestlé were $3.3 million, or 12% of total revenues.  For the year ended December 31, 2009, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows: revenues from Nestlé were $4.2 million, or 27% of total revenues; revenues from Firmenich were $4.2 million, or 27% of total revenues; revenues from Ajinomoto were $2.5 million, or 16% of total revenues; revenues from The Coca-Cola Company (“Coca-Cola”) were $2.0 million, or 13% of total revenues; and revenues from Solae were $1.7 million, or 11% of total revenues.

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

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2011.

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

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones are accounted for in accordance with ASC 605-28, Revenue Recognition — Milestone Method.  They are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.  The Company assesses whether a milestone is substantive at the inception of each agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Revenue from commercial milestones is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, as these milestone payments do not require the Company’s efforts, but result from the efforts of the collaborator.  Royalties on sales made by the Company’s collaborators of products incorporating the

Company’s flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears.  Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods.  Royalty terms are specific to each collaboration and collaborator and can vary from year to year.  These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator.  Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients.  To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date.  The Company recognizes this difference as royalties on product sales at the time the report is received.  To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference.  Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.  As applicable, commercial revenues are reported net of royalties payable under the Company’s third-party licensing agreements.  To date, the majority of the Company’s commercial revenues have been related to minimum periodic royalty payments.

Research and Development

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, patents and licenses and outside services.

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive gain as of December 31, 2011 and accumulated other comprehensive loss as of December 31, 2010, consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

Deferred Rent

Rent expense is recorded on a straight-line basis over the initial term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

Stock-Based Compensation

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 were $4.06, $1.67 and $1.95 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2011	2010	2009
Expected volatility	66.20%	66.84%	69.10%
Risk-free interest rate	2.44%	2.70%	2.03%
Dividend yield	0.0%	0.0%	0.0%
Expected term	6 years	6 years	6 years

The weighted-average estimated fair value of employee stock purchase rights granted during the years ended December 31, 2011, 2010 and 2009 were $2.33, $1.44 and $1.62 per share, respectively, using the Black-Scholes model with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2011	2010	2009
Expected volatility	60.19%	62.82%	101.55%
Risk-free interest rate	0.25%	0.40%	0.38%
Dividend yield	0.0%	0.0%	0.0%
Expected term	1.25 years	1.25 years	1.25 years

Expected volatility is based on the Company’s historical volatility and the historical volatilities of the common stock of comparable publicly traded companies.  In 2010 and 2011, the Company based expected volatility upon the Company’s historical volatility.  In 2009, the Company attributed approximately 80% of the expected volatility to the Company’s historical volatility, with approximately 20% of the expected volatility attributed to the historical volatilities of the common stock of comparable publicly traded companies.  The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date for the expected term.  The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation-Stock Compensation Topic of the FASB ASC.  The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options under the Company’s stock plan differ from those used for the valuation of stock purchase rights under the Company’s employee stock purchase plan primarily due to the difference in their respective expected terms.

As stock-based compensation expense recognized in the Statement of Operations for 2011, 2010 and 2009 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures.  The Compensation-Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.7%, 7.9% and 6.8% for the years ended December 31, 2011, 2010 and 2009, respectively, based on historical experience.

Compensation expense related to stock-based compensation for options and awards is recognized on a straight-line basis.  Compensation expense related to stock-based compensation is allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total estimated stock-based compensation expense, related to all of the Company’s stock-based awards granted to employees and non-employee directors, recognized for the years ended December 31, 2011, 2010 and 2009 was comprised as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Research and development	$(1,992)	$(1,724)	$(1,784)
General and administrative	(2,678)	(3,104)	(4,117)
Employee and non-employee director stock-based compensation expense	$(4,670)	$(4,828)	$(5,901)

At December 31, 2011, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $7.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2011	2010	2009
Historical:
Numerator:
Net loss (in thousands)	$(8,724)	$(10,666)	$(26,165)

Denominator:
Weighted average common shares	39,571,094	37,726,285	30,935,090

Basic and diluted net loss per share	$(0.22)	$(0.28)	$(0.85)

	Years Ended December 31,
	2011	2010	2009
Historical outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	8,991,063	7,405,296	6,775,388
	8,991,063	7,405,296	6,775,388

Segment Reporting

The Company currently operates in a single operating segment.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$11,516	$13	$—	$11,529
United States Government Agency Bonds	22,548	9	—	22,557
Corporate Notes	5,048	8	—	5,056
	$39,112	$30	$—	$39,142

The following is a summary of investments available-for-sale securities at December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$12,644	$4	$(2)	$12,646
United States Government Agency Bonds	30,021	4	(8)	30,017
Corporate Notes	7,696	—	(5)	7,691
	$50,361	$8	$(15)	$50,354

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 30, 2011 and 2010.  As of December 31, 2011, the Company held $37.1 million of available-for-sale securities with maturity dates within one year and $2.0 million with maturity dates over one year and less than two years.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2011	2010
Scientific equipment	$11,936	$11,332
Computer equipment	3,155	3,008
Furniture and fixtures	1,035	1,035
Leasehold improvements	13,050	11,914
	29,176	27,289
Less accumulated depreciation and amortization	(19,776)	(17,601)
	$9,400	$9,688

Depreciation expense was $2.6 million, $2.7 million and $3.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2011	2010
Accounts payable	$335	$420
Accrued employee benefits	4,718	5,178
Other accrued expenses	1,064	1,661
	$6,117	$7,259

3. Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments.  The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value.  The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers.  The Company classifies United States government agency securities and corporate note holdings as Level 2 assets.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$15,503	$15,503	$—	$—
U.S. Treasuries	11,529	11,529	—	—
U.S. Government Agency Bonds	22,557	—	22,557	—
Corporate Notes	5,056	—	5,056	—
Total financial instruments owned	$54,645	$27,032	$27,613	$—

4. Product Discovery and Development Collaborations

The Company’s current collaboration agreements generally provide for research and development funding, milestone payments, cost reimbursement and royalty payments in the event the collaborator commercializes a product incorporating the Company’s flavor ingredients.

For the Company’s agreements that include development milestones and commercial milestones, development milestones generally range from $250,000 to $1.0 million each.  Development milestones are generally due upon selection and regulatory events.  Development milestones are considered to be due to the Company’s performance and are accounted for in accordance with ASC 605-28, Revenue Recognition — Milestone Method.  Development milestones are recorded as development revenue.  An example of a selection event would be a collaborator selecting a compound for development.  The Company’s efforts that support the compound selection process include the identification of relevant taste receptors and the development of proprietary taste receptor-based assays based in the identified receptor, the screening and identification of compounds that bind to the identified receptor and optimization of compounds for selection.  An example of a regulatory event would be a selected compound obtaining either U.S. or foreign regulatory approval.  As of December 31, 2011, the Company’s agreements contain 23 unearned potential development milestones totaling $15.0 million.  There are circumstances under which the Company and its collaborators in the future may mutually agree to pursue additional program goals, in which case the Company could then be eligible to earn additional milestones.  Any such additional milestones remain uncertain at this time.  The Company does not consider any individual development milestone to be material due to the relatively small size of any individual development milestone payment in relation to the Company’s annual revenues, and due to the uncertainty associated with the scientific progress required for the Company to earn such milestones.  For 2012, if all goals are met, the Company could earn up to $4.0 million in development milestone payments.

Commercial milestones generally range from $100,000 to $1.5 million each and are due upon commercial events.  The Company does not consider commercial events to be due to the Company’s performance, and as such, are not accounted for in accordance with ASC 605-28, Revenue Recognition — Milestone Method.  Examples of commercial events would be the first commercial sale of a product containing a developed compound or upon sales of a product containing a developed compound reaching a certain level.  As of December 31, 2011, the Company’s agreements contain 11 unearned potential commercial milestones totaling $9.0 million.  There are circumstances under which the Company and its collaborators in the future may mutually agree to pursue additional program goals, in which case the Company could then be eligible to earn additional milestones.  Any such additional milestones remain uncertain at this time.  The Company considers milestones for commercial events to be commercial revenues.

The specific type of royalty and method for calculating royalty payments varies by agreement.  The Company has retail-based royalty agreements, where any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells.  The Company’s retail-based royalty agreements provide for an effective royalty rate of up to 4%.  The Company’s agreements with Ajinomoto, the Company’s coffee and coffee whitener agreement with Nestlé, and the agreement with PepsiCo are either exclusively or partially retail-based royalty agreement.  The Company has ingredient supply agreements, where any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx ingredient itself or the flavor system in which the Senomyx ingredient is contained or is based on the volume of the ingredient itself used by a manufacturer in a finished product.  The Company’s ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by the Company’s retail-based agreements.  The Company’s agreements with Ajinomoto, Firmenich, the Company’s 2002 agreement with Nestlé and the Company’s agreement with PepsiCo are either exclusively or partially ingredient supply-based royalty agreements.  Certain of the Company’s current collaboration agreements also provide for upfront fees and minimum periodic royalties.  Below is a discussion of the Company’s material agreements.

Current Year Material Agreements

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

In connection with this collaborative agreement, the Company recognized development revenue of $9.1 million, $15.0 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Included in development revenue in 2011 was $250,000 related to the earning of one development milestone which the Company earned in the fourth quarter.  Included in development revenue in 2010 was $1.3 million related to the earning of two development milestones.  The Company also recognized commercial revenue of $466,000 for the year ended December 31, 2011.  As of December 31, 2011 and 2010, the Company had deferred revenues of $2.4 million and $7.4 million.  Through December

31, 2011, the Company has received $28.0 million in license fees and research and development funding, one milestone of $250,000 and one milestone of $1.0 million.  If all milestones are achieved and all extension options are exercised, and including the $29.2 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2011, the Company may be entitled to up to $47.7 million.  There is no guarantee that the Company will receive any further milestone payments under this collaboration.

Nestlé.  In October 2004, the Company entered into a product discovery and development collaboration agreement with Nestlé which provides for a five-year collaborative period focusing on the discovery and commercialization of specified novel flavor ingredients for use in coffee and coffee whiteners, subject to extension or earlier termination under specified circumstances.  The research and development period under this agreement was subsequently extended for three three-month increments and one 12-month increment.  The agreement was also amended to agree that the discovery phase of the agreement concluded in January 2009 and the program advanced into the development phase with Nestlé paying funding through July 2010.  The agreement specified that the Company is eligible to receive milestone payments upon achievement of specific product discovery and development goals, and in the event of commercialization, is entitled to receive royalties on future net sales of products containing a discovered novel flavor ingredient.

In connection with this agreement, the Company recognized development revenue of $1.5 million and $2.3 million for the years ended December 31, 2010 and 2009, respectively.  Included in development revenue in 2010 was $500,000 related to the earning of a development milestone.  Included in development revenue in 2009 was $725,000 related to the earning of two development milestones.  The Company had no deferred revenue related to this agreement at December 31, 2011 or 2010.  Under this agreement, through December 31, 2011, the Company has received $10.7 million in research and development funding, one milestone of $225,000, one milestone of $350,000 and two milestones of $500,000 each. There is no guarantee that the Company will receive any royalties under this collaboration.

PepsiCo.  In August 2010 the Company entered into a collaboration agreement with PepsiCo.  The agreement relates to a four-year research program to discover and develop (1) novel natural and artificial flavor ingredients intended to provide a sweet enhancement taste effect of sucrose and fructose, including high fructose corn syrup, and (2) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis.  Under the agreement, the Company received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010.  Senomyx is recognizing this upfront payment over the four-year research period of the agreement.  The Company is entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period.  The Company is also entitled to milestone payments and reimbursement of certain out-of-pocket expenses.  Upon commercialization, the Company is entitled to minimum annual royalties and royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners.  PepsiCo has the option to extend one or more of the research programs for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.

In connection with this agreement, the Company recognized development revenue of $16.6 million and $5.2 million for the years ended December 31, 2011 and 2010, respectively.  Included in development revenue for 2011 was $750,000 related to the earnings of a development milestone which the Company earned in the fourth quarter.  As of December 31, 2011 and 2010, the Company had deferred revenues of $22.5 million and $29.8 million.  Under this agreement, through December 31, 2011, the Company has received $43.5 million in upfront fees and research and development funding. If all milestones are achieved and all extension options are exercised, and including the $43.5 million in upfront fees and research and development funding, the Company may be entitled to up to $95.4 million. There is no guarantee that the Company will receive any milestone payments or royalties under this collaboration.

Prior Year Material Agreements

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

In connection with this collaborative agreement, the Company recognized development revenue of $1.2 million and $1.8 million for the years ended December 31, 2010 and 2009, respectively. Included in development revenue in 2010 was $500,000 related to the earning of a development milestone. The Company recognized commercial revenue derived under this collaboration agreement of $1.2 million and $233,000 for the years ended December 31, 2010 and 2009, respectively. Included in commercial revenue in 2010 was $500,000 related to the earning of a commercial milestone. As of December 31, 2010, the Company had deferred revenue of $152,000. In addition to the upfront fees, research and development funding and milestone payments, the Company has received minimum periodic royalty payments. These minimum periodic royalty payments are non-refundable. Under the terms of the contract, Ajinomoto will provide the Company a sales report and the Company will record any additional calculated royalties as commercial revenues. There is no guarantee that the Company will receive any further royalties under this collaboration.

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

In connection with this collaborative agreement, the Company recognized development revenue of $950,000 and $2.0 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had no deferred revenues related to this collaboration agreement.

This footnote only discloses amounts recognized for individually material collaboration agreements during 2011, 2010 and 2009, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Nexus Lease provides for an annual 3% rent increase. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $1.7 million for all years. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2011, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2012	$2,783
2013	2,861
2014	2,933
2015	3,007
2016	3,094
Thereafter	519
Total minimum lease payments	$15,197

In connection with certain license agreements, the Company’s annual future minimum obligation payments are $299,000 for the year ending December 31, 2012.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2011 or 2010.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 15,535,450 shares of common stock. At December 31, 2011, the Company has repurchased a total of 131,153 shares and 4,023,908 shares remain available for grant under the Plan. The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period. Since the Plan’s inception, under the Plan, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2011, of which no shares are subject to repurchase. No restricted stock purchase rights were granted during the years ended December 31, 2011, 2010 or 2009.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason. At December 31, 2011, no shares of common stock were unvested and subject to repurchase.

The following is a further breakdown of the options outstanding as of December 31, 2011:

		Options Outstanding		Options Vested and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.74-3.21	3,290,435	6.93	$2.65	2,098,247	$2.57
$3.40-6.68	2,755,615	7.58	$6.23	930,800	$5.71
$7.49-12.91	1,897,813	5.06	$10.00	1,866,160	$10.05
$13.10-18.40	1,046,700	4.32	$15.54	1,046,700	$15.54
$18.99-18.99	500	3.62	$18.99	500	$18.99
	8,991,063		$6.80	5,942,407	$7.70

As of December 31, 2011, the total intrinsic value of options outstanding and exercisable was $1.9 million. At December 31, 2011, the weighted average remaining contractual term for options vested and exercisable was 5.4 years.

The following is a summary of stock option and stock award activity under the Plan through December 31, 2011:

	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	5,035,184	$9.87
Granted	2,387,060	$3.12
Exercised	(41,431)	$1.78
Cancelled	(605,425)	$7.13

Outstanding at December 31, 2009	6,775,388	$7.79
Granted	1,381,000	$2.69
Exercised	(256,369)	$3.64
Cancelled	(494,723)	$10.41

Outstanding at December 31, 2010	7,405,296	$6.80
Granted	1,836,620	$6.55
Exercised	(135,290)	$3.06
Cancelled	(115,563)	$7.59

Outstanding at December 31, 2011	8,991,063	$6.80

The total intrinsic value of stock option exercises during the years ended December 31, 2011, 2010 and 2009 was $367,000, $563,000 and $83,000, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 2,073,096 shares to be granted. At December 31, 2011, 2,028,785 shares of common stock have been issued under the Purchase Plan at an average price of $2.80 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2011
Common stock options granted and outstanding	8,991,063
Common stock options reserved for future grant	4,023,908
Common stock reserved under Purchase Plan	44,311
Total common stock shares reserved for future issuance	13,059,282

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

7. Income Taxes

The Company follows the provisions of FASB ASC 740-10, Income Taxes, that defines a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Income Taxes Topic also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under the Income Taxes Topic, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

Significant components of the Company’s net deferred tax assets at December 31, 2011 and 2010 are shown below (in thousands). A valuation allowance of $79.0 million and $73.9 million has been established to offset the net deferred tax assets as of December 31, 2011 and 2010, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$33,000	$38,325
Capitalized research and development	17,500	7,679
Research and development credits	8,600	3,510
Deferred revenue	10,300	15,358
Stock compensation	7,200	5,842
Other, net	2,400	3,159
Total deferred tax assets	79,000	73,873

Total deferred tax liabilities	—	—

Net deferred tax assets	79,000	73,873
Valuation allowance for deferred tax assets	(79,000)	(73,873)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2011, 2010 and 2009, due to the following (in thousands):

	2011	2010	2009
Federal income taxes at 35%	$(3,053)	$(3,733)	$(9,158)
State income tax, net of federal benefit	(449)	(614)	(1,503)
Tax effect on non-deductible expenses and credits	(4,956)	1,137	1,229
Adjustment to deferred tax assets	3,336	—	—
Other	15	—	(154)
Increase in valuation allowance	5,107	3,210	9,427
	$—	$—	$(159)

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2011 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.7 million.

At December 31, 2011, the Company had federal and California tax net operating loss carryforwards of approximately $90.9 million and $49.9 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2014, respectively, unless previously utilized.

At December 31, 2011, the Company also had federal and California research and development tax credit carryforwards of approximately $7.6 million and $6.1 million, respectively. The federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The Company’s analysis concluded that, due to past ownership changes, the Company’s deferred tax assets for net operating losses and research and development credits will be subject to an annual limitation. As such $3.1 million of net operating losses will expire and $944,000 of research and development credits will expire for federal purposes as a result of the multiple ownership changes which occurred in prior years. California net operating losses of $3.8 million will expire. As a result of the completion of the analysis, the Company has included the net operating loss and research and development credit carryforward net of the amount to be expired as a deferred tax asset. However, the Company has determined that sufficient future taxable income may not be available to realize the deferred tax assets for net operating loss and research and development credit carryforwards. Therefore, the Company has recognized a full valuation allowance for these deferred tax assets.

The Company updated its Section 382 and 383 analyses through December 31, 2011 and determined that there has not been a subsequent ownership change since February 2007. The completion of the Company’s Section 382 and 383 analyses through December 31, 2011 does not prevent further limitations to the Company’s net operating loss and research and development credit carryforwards. Additional limitations may arise if the Company experiences an ownership change in subsequent periods.

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

Balance at January 1, 2011	$1,538
Additions based on tax positions related to the current year	302
Additions for tax positions of prior years	1,681
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2011	$3,521

Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2008 and forward are subject to examination by the IRS and tax years 2007 and forward are subject to examination by California tax authorities. Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2011, 2010 and 2009, the Company did not recognize any interest or penalties.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$8,716	$6,965	$7,111	$8,543
Total operating expenses	10,010	10,183	9,765	10,229
Net loss	(1,255)	(3,188)	(2,624)	(1,657)
Basic and diluted net loss per common share	$(0.03)	$(0.08)	$(0.07)	$(0.04)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$7,731	$5,656	$5,809	$9,512
Total operating expenses	9,521	10,384	9,582	10,226
Net loss	(1,780)	(4,704)	(3,747)	(435)
Basic and diluted net loss per common share	$(0.05)	$(0.12)	$(0.10)	$(0.01)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Senomyx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Senomyx, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Senomyx, Inc. and our report dated March 1, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 1, 2012

Item 9B.    Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2012 Annual Meeting of Shareholders to be held on June 7, 2012, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2011 Executive Bonus Plan.
(6)	10.7+	Senomyx, Inc. 2012 Executive Bonus Plan.
(7)	10.8+	Non-Employee Director Compensation Policy.
(8)	10.9+	Description of director compensation provided to Jay Short.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between Senomyx, Inc. and Kent Snyder.
(9)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between Senomyx, Inc. and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between Senomyx, Inc. and John Poyhonen.
(10)	10.13+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(9)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(11)	10.15+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(12)	10.16+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.

(9)	10.17+	Form of Amended and Restated Change in Control Agreement.
(13)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(14)	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(10)	10.20*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(15)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(14)	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between Senomyx, Inc. and Aurora Biosciences Corporation.
(3)	10.24*	Collaborative Research and License Agreement, dated October 26, 2004, between Senomyx, Inc. and Nestec, Ltd.
(16)	10.25*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(17)	10.31*	Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(14)	10.32*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(11)	10.33*

Second Amendment dated October 22, 2010 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA, as amended October 30, 2009.

(18)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

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

(6)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2012 and incorporated herein by reference.

(7)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2011 and incorporated herein by reference.

(8)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(9)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(10)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(12)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(13)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(14)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(15)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(16)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(17)         Filed as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 and incorporated herein by reference.

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

Dated: March 1, 2012

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

Signature	Title	Date

/S/ KENT SNYDER	Chief Executive Officer and Chairman of the Board of Directors	March 1, 2012
Kent Snyder	(Principal Executive Officer)

/S/ ANTONY ROGERS	Senior Vice President and Chief Financial Officer	March 1, 2012
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ ROGER D. BILLINGSLEY	Director	March 1, 2012
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	March 1, 2012
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 1, 2012
Mary Ann Gray, Ph.D.

/S/ MICHAEL E. HERMAN	Director	March 1, 2012
Michael E. Herman

/S/ JAY M. SHORT	Director	March 1, 2012
Jay M. Short, Ph.D.

/S/ CHRISTOPHER TWOMEY	Director	March 1, 2012
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(1)	10.5+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(5)	10.6+	Senomyx, Inc. 2011 Executive Bonus Plan.
(6)	10.7+	Senomyx, Inc. 2012 Executive Bonus Plan.
(7)	10.8+	Non-Employee Director Compensation Policy.
(8)	10.9+	Description of director compensation provided to Jay Short.
(1)	10.10+	Employment letter agreement dated June 2, 2003 between Senomyx, Inc. and Kent Snyder.
(9)	10.11+	First Amendment to Employment Agreement dated June 2, 2003, as amended effective December 31, 2008, between Senomyx, Inc. and Kent Snyder.
(1)	10.12+	Employment letter agreement dated September 8, 2003 between Senomyx, Inc. and John Poyhonen.
(10)	10.13+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(9)	10.14+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(11)	10.15+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(12)	10.16+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(9)	10.17+	Form of Amended and Restated Change in Control Agreement.
(13)	10.18*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(14)	10.19	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(10)	10.20*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(15)	10.21*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(14)	10.22*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(1)	10.23*	Collaborative Research and License Agreement dated November 1, 2000, as amended April 16, 2002, between Senomyx, Inc. and Aurora

Biosciences Corporation.
(3)	10.24*	Collaborative Research and License Agreement, dated October 26, 2004, between Senomyx, Inc. and Nestec, Ltd.
(16)	10.25*	First Amendment dated May 4, 2009 to the Collaborative Research and License Agreement dated October 26, 2004 between Senomyx, Inc. and Nestec, Ltd.
(17)	10.31*	Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(14)	10.32*	First Amendment dated October 30, 2009 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA.
(11)	10.33*

Second Amendment dated October 22, 2010 to the Collaborative Research, Development, Commercialization and License Agreement dated July 28, 2009 between Senomyx, Inc. and Firmenich SA, as amended October 30, 2009.

(18)	10.34*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Kent Snyder, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

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

(6)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2012 and incorporated herein by reference.

(7)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2011 and incorporated herein by reference.

(8)           Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(9)           Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(10)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(11)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(12)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(13)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(14)         Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

(15)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.

(16)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference.

(17)         Filed as an exhibit to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 and incorporated herein by reference.

(18)         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.