Form 10-Q
period 2012-03-31
SENOMYX INC
filed 2012-05-03
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 23, 2012:  39,921,773

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$15,340	$15,964
Short-term investments available-for-sale	27,440	37,142
Accounts receivable	1,963	2,434
Other current assets	810	706
Total current assets	45,553	56,246

Long-term investments available-for-sale	8,489	2,000
Property and equipment, net	9,708	9,400
Total assets	$63,750	$67,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,969	$6,117
Deferred rent	124	105
Leasehold incentive obligation	987	987
Deferred revenue	12,501	12,782
Total current liabilities	18,581	19,991

Deferred rent	1,290	1,321
Leasehold incentive obligation	3,867	4,113
Deferred revenue	10,625	12,500

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2012 (unaudited) and December 31, 2011	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2012 (unaudited) and December 31, 2011; 39,921,773 and 39,759,137 shares issued and outstanding at March 31, 2012 (unaudited) and December 31, 2011, respectively	40	40
Additional paid-in capital	252,794	251,254
Accumulated other comprehensive gain	8	30
Accumulated deficit	(223,455)	(221,603)
Total stockholders’ equity	29,387	29,721
Total liabilities and stockholders’ equity	$63,750	$67,646

[NOTE: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Development revenues	$7,145	$7,803
Commercial revenues	1,057	913

Total revenues	8,202	8,716

Operating expenses:
Research and development	7,139	7,279
General and administrative	2,941	2,731

Total operating expenses	10,080	10,010

Loss from operations	(1,878)	(1,294)

Other income	26	39

Net loss	$(1,852)	$(1,255)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Comprehensive loss	$(1,874)	$(1,241)

Shares used to compute basic and diluted net loss per share	39,819,020	39,256,898

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(1,852)	$(1,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	664	675
Amortization of premium on available-for-sale securities	59	158
Amortization of leasehold incentive obligation	(246)	(246)
Stock-based compensation for non-employees	(10)	26
Stock-based compensation for employees and non-employee directors	1,093	1,188
Change in operating assets and liabilities:
Accounts receivable	471	493
Other assets	(103)	386
Accounts payable, accrued expenses and other current liabilities	(1,673)	(2,726)
Deferred revenue	(2,156)	(3,659)
Deferred rent	(12)	8
Net cash used in operating activities	(3,765)	(4,952)

Investing activities
Purchases of property and equipment	(447)	(1,426)
Purchases of available-for-sale securities	(6,493)	(16,714)
Maturities of available-for-sale securities	9,624	21,804
Net cash provided by investing activities	2,684	3,664

Financing activities
Proceeds from issuance of common stock	457	793
Net cash provided by financing activities	457	793

Net decrease in cash and cash equivalents	(624)	(495)
Cash and cash equivalents at beginning of period	15,964	21,258
Cash and cash equivalents at end of period	$15,340	$20,763

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$729	$273

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be reported for the year ending December 31, 2012.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration.  Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned.  Revenue from development milestones is accounted for in accordance with ASC 605-28, Revenue Recognition — Milestone Method.  They are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.  A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement, if any.  The Company assesses whether a milestone is substantive at the inception of each agreement.  Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three months ended March 31, 2012 and 2011 was comprised as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$(462)	$(579)
General and administrative	(631)	(609)
Employee and non-employee director stock-based compensation expense	$(1,093)	$(1,188)

At March 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2012	2011
Historical:
Numerator:
Net loss (in thousands)	$(1,852)	$(1,255)
Denominator:
Weighted average common shares	39,819,020	39,256,898

Basic and diluted net loss per share	$(0.05)	$(0.03)

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

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$6,503	$2	$—	$6,505
United States government agency securities	24,399	8	(4)	24,403
Corporate notes	5,019	2	—	5,021
	$35,921	$12	$(4)	$35,929

The following is a summary of investments available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$11,516	$13	$—	$11,529
United States government agency securities	22,548	9	—	22,557
Corporate notes	5,048	8	—	5,056
	$39,112	$30	$—	$39,142

Investments the Company considers to be temporarily impaired at March 31, 2012 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses

United States government agency securities	3	$6,489	$(4)
Total temporarily impaired securities	3	$6,489	$(4)

The Company believes that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that the Company will be able to hold these securities to maturity.  Therefore the Company anticipates full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2012 and 2011.  As of March 31, 2012, the Company held $27.4 million of available-for-sale securities with maturity dates within one year and $8.5 million with maturity dates over one year and less than two years.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments.  The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources.  The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value.  The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment manager.  The Company classifies United States government agency securities and corporate note holdings as Level 2 assets.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$15,043	$15,043	$—	$—
United States Treasuries	6,505	6,505	—	—
United States government agency securities	24,403	—	24,403	—
Corporate notes	5,021	—	5,021	—
Total financial instruments owned	$50,972	$21,548	$29,424	$—

4.                                      Product Discovery and Development Collaborations

During the three months ended March 31, 2012, the Company earned a development milestone of $500,000 from the Firmenich Cool Taste collaboration agreement.  This milestone was earned upon Firmenich’s selection of S5031 for development.

During the three months ended March 31, 2011, the Company earned a commercial payment of $250,000 from Ajinomoto.  This commercial payment was earned upon Ajinomoto’s first commercial sale in North America of a product containing a Senomyx-developed ingredient.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2011 included with our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC.  Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover and develop innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt enhancers and bitter blockers.  We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc. or PepsiCo. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor enhancers, bitter blockers and cooling agents.

In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to provide a sweet enhancement taste effect of sucrose, fructose or various forms of rebaudioside.  The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period.  In April 2012, Firmenich elected to exercise their second one-year option to extend the collaborative research funding period through July 2013.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2012 our accumulated deficit was $223.5 million.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue Under Collaboration Agreements

We recorded revenue of $8.2 million and $8.7 million during the three months ended March 31, 2012 and 2011, respectively.  The decrease of $514,000 was primarily due to a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $2.1 million to development revenues for the three months ended March 31, 2012, as compared to approximately $3.2 million for the three months ended March 31, 2011.  The reduction in revenues from 2011 to 2012 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the first quarter of 2011, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year.  The decrease was also due in part to the recognition of a $250,000 commercial milestone from Ajinomoto in the first quarter of 2011.

This decrease was partially offset by an increase in development revenues associated with our Cool Taste Program collaboration with Firmenich.  In the first quarter of 2012, we earned a development milestone of $500,000 upon Firmenich’s selection of S5031 for development.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 76% of total revenue for the three months ended March 31, 2012.  Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 83% of total revenue for the three months ended March 31, 2011.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.1 million and $7.3 million for the three months ended March 31, 2012 and 2011, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Salaries and personnel	$3,322	$3,339
Facilities and depreciation	1,300	1,286
Research and development supplies	704	944
Outside services	676	462
Stock-based compensation	452	605
Patent and licensing	449	435
Miscellaneous	236	208
Total research and development expenses	$7,139	$7,279

Research and Development Supplies.  Our expenses for supplies used in Research and Development were $704,000 and $944,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease of $240,000 was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities due to progress in our development and discovery programs, as product candidates discovered by our discovery programs advanced into development.

Outside Services.  Our outside services expenses were $676,000 and $462,000 for the three months ended March 31, 2012 and 2011, respectively.  The increase of $214,000 was primarily attributable to increased expenditures for outsourced activities in support of regulatory filings for product candidates discovered by our discovery programs.

Stock-based Compensation.  Our stock-based compensation expenses were $452,000 and $605,000 for the three months ended March 31, 2012 and 2011, respectively.  The decrease of $153,000 was primarily attributable to a decrease in expense associated with employee purchases of stock through our Employee Stock Purchase Program, and to a decrease in the valuation of options granted to employees, which resulted in less expense incurred.

General and Administrative Expenses

Our General and Administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.9 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively.  The $210,000 increase in expenses was primarily attributable to an increase in salaries and personnel-related expenses.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of March 31, 2012 we had received in excess of $193.5 million in proceeds from the sales of common and preferred stock.  In addition, we had received $182.1 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.4 million in interest income.  Commencing April 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $23.2 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $44.9 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.  In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At March 31, 2012, we had $51.3 million in cash, cash equivalents and investments available-for-sale as compared to $55.1 million at December 31, 2011, a decrease of $3.8 million.  This overall decrease resulted from the use of cash to fund our operations and from decreases in our operating liabilities from December 31, 2011 to March 31, 2012.  The decrease in our deferred revenue was due to the recognition of associated revenues in the first quarter of 2012.  The decrease in accounts payable, accrued expenses and other current liabilities was due to the payment of those liabilities during the first quarter of 2012.

Operating Activities

Operating activities used cash of $3.8 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.  Our net loss increased $597,000 to $1.9 million for the three months ended March 31, 2012 compared to $1.3 million for the three months ended March 31, 2011.  Non-cash expenses decreased $241,000 to $1.6 million for the three months ended March 31, 2012 from $1.8 million for the three months ended March 31, 2011.  The decrease in non-cash expenses was due to decreases in both the amortization of premiums on available-for-sale securities and non-cash stock-based compensation expense.  Decreases in operating assets provided cash of $368,000 and $879,000 during the three months ended March 31, 2012 and 2011, respectively.  Net decreases in operating liabilities used cash of $3.8 million and $6.4 million during the three months ended March 31, 2012 and 2011, respectively.  Both overall decreases were primarily due to the recognition of revenue from upfront payments from PepsiCo and Firmenich during the three months ended March 31, 2012 and 2011.

Investing Activities

Investing activities provided cash of $2.7 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively.  Cash provided by investing activities in the three months ended March 31, 2012 and 2011 reflects the maturities of available-for-sale securities.  Cash used by investing activities in the three months ended March 31, 2012 and 2011 reflects the purchases of available-for-sale securities to obtain higher rates of interest income and reflects the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $457,000 and $793,000 for the three months ended March 31, 2012 and 2011, respectively.  Cash provided by financing activities in the three months ended March 31, 2012 and 2011 reflects net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options.

As of March 31, 2012 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$14,517	$2,802	$5,830	$5,885	$—
License payments	131	131	—	—	—
Total	$14,648	$2,933	$5,830	$5,885	$—

As of March 31, 2012, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing April 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $23.2 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $44.9 million in non-refundable research and development payments.  Commencing April 1, 2012, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $68.9 million.  In the next nine months (through December 31, 2012), we anticipate receiving $10.2 million in research and development funding and $500,000 related to a milestone earned in the first quarter of 2012. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, long-lived assets, accrued liabilities, stock-based compensation and income taxes.  These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses.  Actual results may differ from these estimates under different assumptions or conditions.

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Employee and non-employee director stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $1.1 million and $1.2 million, respectively.  At March 31, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $9.8 million, which is expected to be recognized over a weighted average period of 2.4 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model.  The weighted average estimated fair value of stock options granted during the three months ended March 31, 2012 was $2.06 per option.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2012 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.4%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2012 would increase by $0.12 per share, or 5.7%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the three months ended March 31, 2012, we have calculated a weighted average expected term of 6.1 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2012 would increase by $0.22 per share, or 10.8%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 1.3% for the three months ended March 31, 2012) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2012 by $0.14 per share, or 6.9%.

For the three months ended March 31, 2012 and 2011, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.3% and 6.7% for the three months ended March 31, 2012 and 2011, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

ITEM 4.                                                CONTROLS AND PROCEDURES

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1A.             RISK FACTORS

The following sets forth risk factors associated with our business.  The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2011.  Additional risks and uncertainties that we are unaware of may also become important factors that affect us.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  In these circumstances, the market price of our common stock could decline.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $1.9 million for the three months ended March 31, 2012. As of March 31, 2012, we had an accumulated deficit of approximately $223.5 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues. Our ability to generate royalty revenue is uncertain and will depend upon our ability to meet particular research, development and commercialization objectives.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and Renessenz llc.  We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor products and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

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

10.1+	Senomyx, Inc. 2012 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on January 27, 2012).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (tagged as blocks of text).

+              Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: May 3, 2012	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)