Form 10-Q
period 2012-06-30
SENOMYX INC
filed 2012-08-07
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 31, 2012:  39,921,773

SENOMYX, INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                     CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$19,465	$15,964
Short-term investments available-for-sale	23,927	37,142
Accounts receivable	1,877	2,434
Other current assets	575	706
Total current assets	45,844	56,246

Long-term investments available-for-sale	4,494	2,000
Property and equipment, net	9,212	9,400
Total assets	$59,550	$67,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,400	$6,117
Deferred rent	144	105
Leasehold incentive obligation	987	987
Deferred revenue	11,997	12,782
Total current liabilities	18,528	19,991

Deferred rent	1,239	1,321
Leasehold incentive obligation	3,620	4,113
Deferred revenue	8,750	12,500

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2012 (unaudited) and December 31, 2011	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2012 (unaudited) and December 31, 2011; 39,921,773 and 39,759,137 shares issued and outstanding at June 30, 2012 (unaudited) and December 31, 2011, respectively.	40	40
Additional paid-in capital	253,926	251,254
Accumulated other comprehensive (loss)/gain	(4)	30
Accumulated deficit	(226,549)	(221,603)
Total stockholders’ equity	27,413	29,721
Total liabilities and stockholders’ equity	$59,550	$67,646

[NOTE: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Development revenues	$6,095	$6,287	$13,240	$14,090
Commercial revenues	777	678	1,834	1,591

Total revenues	6,872	6,965	15,074	15,681

Operating expenses:
Research and development	7,167	7,386	14,306	14,665
General and administrative	2,818	2,797	5,759	5,528
Total operating expenses	9,985	10,183	20,065	20,193

Loss from operations	(3,113)	(3,218)	(4,991)	(4,512)

Other income	19	30	45	69
Net loss	$(3,094)	$(3,188)	$(4,946)	$(4,443)

Net loss per share, basic and diluted	$(0.08)	$(0.08)	$(0.12)	$(0.11)

Comprehensive loss	$(3,106)	$(3,152)	$(4,980)	$(4,393)

Shares used in calculating net loss per share, basic and diluted	39,921,773	39,596,972	39,870,396	39,429,587

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(4,946)	$(4,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,344	1,311
Accretion of premium on available-for-sale securities	98	323
Amortization of leasehold incentive obligation	(493)	(493)
Stock-based compensation for non-employees	1	107
Stock-based compensation for employees and non-employee directors	2,215	2,434
Change in operating assets and liabilities:
Accounts receivable	557	256
Other assets	162	587
Accounts payable, accrued expenses and other current liabilities	(554)	(1,423)
Deferred revenue	(4,535)	(6,365)
Deferred rent	(43)	(3)
Net cash used in operating activities	(6,194)	(7,709)

Investing activities
Purchases of property and equipment	(1,319)	(2,109)
Purchases of available-for-sale securities	(21,078)	(16,714)
Maturities of available-for-sale securities	31,636	26,004
Net cash provided by investing activities	9,239	7,181

Financing activities
Proceeds from issuance of common stock	456	966
Net cash provided by financing activities	456	966

Net change in cash and cash equivalents	3,501	438
Cash and cash equivalents at beginning of period	15,964	21,258
Cash and cash equivalents at end of period	$19,465	$21,696

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$41	$337

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be reported for the year ending December 31, 2012.  For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date.  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses reported in a separate component of accumulated other comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

In October 2009, the FASB issued an accounting standard which amends the guidance on the accounting for arrangements involving the delivery of more than one element. This standard addresses the determination of the unit(s) of accounting for multiple-element arrangements and how the arrangement’s consideration should be allocated to each unit of accounting. The Company adopted this new accounting standard on a prospective basis for all multiple-element arrangements entered into on or after January 1, 2011 and for any multiple-element arrangements that were entered into prior to January 1, 2011 but materially modified on or after January 1, 2011.  The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Stock-Based Compensation

Total estimated stock-based compensation expense related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and six months ended June 30, 2012 and 2011 was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Research and development	$(461)	$(554)	$(923)	$(1,133)
General and administrative	(661)	(692)	(1,292)	(1,301)
Employee and non-employee director stock-based compensation expense	$(1,122)	$(1,246)	$(2,215)	$(2,434)

At June 30, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $8.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Historical:
Numerator:
Net loss (in thousands)	$(3,094)	$(3,188)	$(4,946)	$(4,443)
Denominator:
Weighted average common shares	39,921,773	39,596,972	39,870,396	39,429,587

Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.12)	$(0.11)

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

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$2,511	$—	$(1)	$2,510
United States government agency securities	21,879	3	(4)	21,878
Corporate notes	4,035	—	(2)	4,033

Total	$28,425	$3	$(7)	$28,421

The following is a summary of investments available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$11,516	$13	$—	$11,529
United States government agency securities	22,548	9	—	22,557
Corporate notes	5,048	8	—	5,056

Total	$39,112	$30	$—	$39,142

Investments the Company considers to be temporarily impaired at June 30, 2012 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses

United States Treasuries	1	$2,510	$(1)
United States government agency securities	6	14,490	(4)
Corporate notes	2	4,033	(2)
Total temporarily impaired securities	9	$21,033	$(7)

The Company believes that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that the Company will be able to hold these securities to maturity.  Therefore the Company anticipates full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2012 and 2011.  As of June 30, 2012, the Company held $23.9 million of available-for-sale securities with maturity dates within one year and $4.5 million with maturity dates over one year and less than two years.

3.                                    Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices

(unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.  The Company classifies money market funds and United States Treasuries as Level 1 assets.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$17,961	$17,961	$—	$—
United States Treasuries	2,510	2,510	—	—
United States government agency securities	21,878	—	21,878	—
Corporate notes	4,033	—	4,033	—
Total financial instruments owned	$46,382	$20,471	$25,911	$—

4.                                      Product Discovery and Development Collaborations

In May 2012, Senomyx entered into an amendment of its Collaborative Research and License Agreement with Nestec, Ltd. (“Nestlé”) dated as of October 26, 2004, as previously amended in May 2009 (the “Nestlé Collaboration Agreement”).

Under this most recent amendment of the Nestlé Collaboration Agreement, in lieu of a royalty based on sales of Nestlé products, the Company agreed with Nestlé that for all periods through December 31, 2013 royalty payments from Nestlé to Senomyx would be based on the amount of the Company’s flavor ingredient manufactured by or on behalf of Nestlé, measured in kilograms, during the applicable royalty period.  If the parties do not mutually agree to an alternative royalty arrangement prior to January 1, 2014, this method for calculating royalty payments, based on the kilograms of the Company’s flavor ingredient manufactured by or on behalf of Nestlé, will also apply for future royalty periods.

During the six months ended June 30, 2012, the Company earned a development milestone of $500,000 from the Firmenich Cool Taste collaboration agreement.  This milestone was earned upon Firmenich’s selection of S5031 for development.

During the six months ended June 30, 2011, the Company earned a commercial payment of $250,000 from Ajinomoto.  This commercial payment was earned upon Ajinomoto’s first commercial sale in North America of a product containing a Senomyx-developed ingredient.

5.                                      Subsequent Event

The Company entered into an amendment of its collaboration agreement with PepsiCo. Under the terms of the amendment, the Company has reacquired the rights related to the use of the Company’s S9632 sweet taste modifier in non-alcoholic beverages, including a co-exclusive right in the category of powdered non-alcoholic beverages. In consideration for reacquiring the rights to S9632 the Company agreed that the Company would not receive certain potential minimum annual royalty payments and a potential future milestone related to S9632 that might have otherwise been payable under the terms of the collaboration agreement. The amendment relates only to S9632 and does not impact either party’s rights or obligations related to any other sweet taste modifiers and natural high-potency sweeteners discovered and developed under the collaboration.

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover and develop innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling flavors, and flavor modulators, such as sweet and salt flavor modifiers and bitter blockers.  We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or enhancing taste and generating cost of goods savings. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis, which we believe will provide these companies with a competitive advantage. We currently have product discovery and development collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc. or PepsiCo. We currently anticipate that we will derive all of our revenues from existing and future collaborations. Depending upon the collaboration, our collaboration agreements provide for upfront fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. Senomyx’s principal current programs focus on the development of savory flavors, sweet and salt flavor modifiers, bitter blockers and cooling agents.

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

In May 2012 we entered into an amendment of our Collaborative Research and License Agreement with Nestlé dated as of October 26, 2004, as previously amended in May 2009, referred to as the Nestlé Collaboration Agreement.

Under this most recent amendment of the Nestlé Collaboration Agreement, in lieu of a royalty based on sales of Nestlé products, we agreed with Nestlé that for all periods through December 31, 2013 royalty payments from Nestlé to us would be based on the amount of our flavor ingredient manufactured by or on behalf of Nestlé, measured in kilograms, during the applicable royalty period.  If the parties do not mutually agree to an alternative royalty arrangement prior to January 1, 2014, this method for calculating royalty payments, based on the kilograms of our flavor ingredient manufactured by or on behalf of Nestlé, will also apply for future royalty periods.

We recently announced that we have discovered a new sweet taste modifier, S52617, also referred to as S617, intended to be applicable for the reduction of both high fructose corn syrup (HFCS) and sucrose in foods and beverages. Based on preliminary taste tests, we have demonstrated that the use of S617 at low concentrations allows for a very meaningful reduction of HFCS and sucrose in product prototypes while maintaining the desired sweet taste.  We have recently agreed with PepsiCo to advance S617 into the preliminary development phase, which includes safety studies and other activities conducted to support regulatory filings in the U.S. and elsewhere.

In a related announcement, we also announced that we entered into an amendment of our collaboration agreement with PepsiCo. Under the terms of the amendment, we have reacquired the rights related to the use of our S9632 sweet taste modifier in non-alcoholic beverages, including a co-exclusive right in the category of powdered non-alcoholic beverages. In consideration for reacquiring the rights to S9632 we agreed that we would not receive certain potential minimum annual royalty payments and a potential future milestone related to S9632 that might have otherwise been payable under the terms of our collaboration agreement. The amendment relates only to S9632 and does not impact either party’s rights or obligations related to any other sweet taste modifiers and natural high-potency sweeteners discovered and developed under the collaboration, including S617.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2012 our accumulated deficit was $226.5 million.  Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenue Under Collaboration Agreements

We recorded revenue of $6.9 million and $7.0 million during the three months ended June 30, 2012 and 2011, respectively.  The decrease of $93,000 was primarily due to a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $1.4 million to development revenues for the three months ended June 30, 2012, as compared to approximately $1.8 million for the three months ended June 30, 2011.  The reduction in revenues from 2011 to 2012 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the second quarter of 2012, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year, through July 2013.

This decrease was partially offset by an increase in development revenues associated with our Sweet Taste Program collaboration with PepsiCo.  Our Sweet Taste Program collaboration with PepsiCo contributed approximately $4.1 million to development revenues for the three months ended June 30, 2012, as compared to approximately $3.9 million for the three months ended June 30, 2011.  The increase in revenues from 2011 to 2012 was primarily due to a slight increase in research and development funding commencing in the fourth quarter of 2011.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 82% of total revenue for the three months ended June 30, 2012.  Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 84% of total revenue for the three months ended June 30, 2011.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.2 million and $7.4 million for the three months ended June 30, 2012 and 2011, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Salaries and personnel	$3,212	$3,217
Facilities and depreciation	1,392	1,301
Research and development supplies	788	780
Outside services	608	561
Patent and licensing	494	682
Stock-based compensation	472	635
Miscellaneous	201	210
Total research and development expenses	$7,167	$7,386

Facilities and Depreciation.  Our facilities and depreciation expenses were $1.4 million and $1.3 million for the three months ended June 30, 2012 and 2011, respectively.  The increase in facilities and depreciation expenses was primarily due to increases in depreciation expense on our facility and scientific equipment.  Also, the increase was due to increased costs related to service contracts and repairs.

Patent and Licensing.  Our patent and licensing expenses were $494,000 and $682,000 for the three months ended June 30, 2012 and 2011, respectively.  The decrease in patent and licensing expenses was primarily due to decreased patent legal expenses due to the timing of filings and other activities.

Stock-based Compensation.  Our stock-based compensation expenses were $472,000 and $635,000 for the three months ended June 30, 2012 and 2011, respectively.  The decrease of $163,000 was primarily attributable to a decrease in expense associated with options granted to non-employee consultants, a decrease in the valuation of options granted to employees, which resulted in less expense incurred, and a decrease in expense associated with employee purchases of stock through our Employee Stock Purchase Program.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.8 million for both the three months ended June 30, 2012 and 2011.

Six Months Ended June 30, 2012 and 2011

Revenue Under Collaboration Agreements

We recorded revenue of $15.1 million and $15.7 million during the six months ended June 30, 2012 and 2011, respectively.  The decrease of $607,000 was primarily due to a decrease in revenues associated with our Sweet Taste Program collaboration with Firmenich.  Our Sweet Taste Program collaboration with Firmenich contributed approximately $3.5 million to development revenues for the six months ended June 30, 2012, as compared to approximately $5.0 million for the six months ended June 30, 2011.  The reduction in revenues from 2011 to 2012 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized.  In the first quarter of 2011, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year, through July 2012.  In the second quarter of 2012, Firmenich again elected in accordance with our agreement to extend the service period of the collaboration an additional year, through July 2013.  Consequently, we expect development revenues related to the upfront license fee to further decrease in the second half of 2012.

This decrease was partially offset by an increase in development revenues associated with our Cool Taste Program collaboration with Firmenich.  In the first quarter of 2012, we earned a development milestone of $500,000 upon Firmenich’s selection of S5031 for development.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 79% of total revenue for the six months ended June 30, 2012.  Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 83% of total revenue for the six months ended June 30, 2011.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $14.3 million and $14.7 million for the six months ended June 30, 2012 and 2011, respectively.  A comparison of research and development expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Salaries and personnel	$6,535	$6,555
Facilities and depreciation	2,693	2,587
Research and development supplies	1,491	1,724
Outside services	1,283	1,023
Patent and licensing	943	1,117
Stock-based compensation	924	1,240
Miscellaneous	437	419
Total research and development expenses	$14,306	$14,665

Research and Development Supplies.  Our expenses for supplies used in research and development were $1.5 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease of $233,000 was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Outside Services.  Our outside services expenses were $1.3 million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively.  The increase of $260,000 was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Stock-based Compensation.  Our stock-based compensation expenses were $924,000 and $1.2 million for the six months ended June 30, 2012 and 2011, respectively.  The decrease of $316,000 was primarily attributable to a decrease in expense associated with employee purchases of stock through our Employee Stock Purchase Program, a decrease in the valuation of options granted to employees, which resulted in less expense incurred, and a decrease in expense associated with options granted to non-employee consultants who are members of our Scientific Advisory Board.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $5.8 million and $5.5 million for the six months ended June 30, 2012 and 2011, respectively.  The $231,000 increase in expenses was primarily attributable to an increase in payroll-related expense.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income.  As of June 30, 2012 we had received in excess of $193.5 million in proceeds from the sales of common and preferred stock.  In addition, we had received $186.6 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements, and $12.4 million in interest income.  Commencing July 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $19.3 million in non-refundable research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $41.1 million in non-refundable research and development payments.  We may not receive these payments if the collaborations are terminated or amended.

In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At June 30, 2012, we had $47.9 million in cash, cash equivalents and investments available-for-sale as compared to $55.1 million at December 31, 2011, a decrease of $7.2 million.  This overall decrease resulted from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $6.2 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively.  The use of cash in the six months ended June 30, 2012 and 2011 was driven by net losses and by relative decreases in deferred revenues.  Our net loss increased $503,000 to $4.9 million for the six months ended June 30, 2012 compared to $4.4 million for the six months ended June 30, 2011.  The decrease in our deferred revenues used cash of $4.5 million for the six months ended June 30, 2012, as compared to $6.4 million in 2011.  The decreases in deferred revenues in both 2012 and 2011 were due to the recognition of revenue from upfront payments from PepsiCo and Firmenich.  These primary drivers in 2012 and 2011 were partially offset by non-cash net expenses.  Non-cash net expenses decreased $517,000 to $3.2 million for the six months ended June 30, 2012 from $3.7 million for the six months ended June 30, 2011.  Net decreases in other assets provided cash of $719,000 and $843,000 during the six months ended June 30, 2012 and 2011, respectively.  Additionally, net changes in operating liabilities other than deferred revenue used cash of $597,000 and $1.4 million during the six months ended June 30, 2012 and 2011, respectively.

Investing Activities

Investing activities provided cash of $9.2 million and $7.2 million for the six months ended June 30, 2012 and 2011, respectively.  Cash provided by investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $456,000 and $966,000 for the six months ended June 30, 2012 and 2011, respectively.  Cash provided by financing activities in the six months ended June 30, 2012 and 2011 reflects net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options.

As of June 30, 2012 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$13,816	$2,822	$5,866	$5,128	$—
License payments	75	75	—	—	—
Total	$13,891	$2,897	$5,866	$5,128	$—

As of June 30, 2012, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations.  From time to time we may also consider raising additional cash from the sale of equity or other securities.  Commencing July 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $19.3 million in research and development payments from our collaborators.  If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $41.1 million in non-refundable research and development payments.  Commencing July 1, 2012, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $66.1 million.  In the next six months (through December 31, 2012), we anticipate receiving $6.4 million in research and development funding. This does not include any additional payments we may receive related to the following events:

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

We continue to pursue additional collaborations and/or modifications to existing collaborations which could result in additional revenue.  We may not recognize revenues for research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements.  Our expenses will vary based upon the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of June 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Employee and non-employee director stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $2.2 million and $2.4 million, respectively.  At June 30, 2012, total unrecognized estimated compensation expense related to non-vested stock options granted prior to that date was $8.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model.  The weighted average estimated fair value of stock options granted during the six months ended June 30, 2012 was $2.02 per option.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2012 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.6%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC.  If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2012 would increase by $0.11 per share, or 5.6%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC.  We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded.  For options granted during the six months ended June 30, 2012, we have calculated a weighted average expected term of 6.0 years.  If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2012 would increase by $0.22 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 1.2% for the six months ended June 30, 2012) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2012 by $0.18 per share, or 8.8%.

For the six months ended June 30, 2012 and 2011, we have reduced stock-based compensation expense recognized in the Statement of Operations to reflect for estimated forfeitures.  The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Pre-vesting forfeitures were estimated to be approximately 6.3% and 6.7% for the six months ended June 30, 2012 and 2011, respectively, based on historical experience.  To date, we have not required any material adjustments to our expected forfeitures.

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

Our current collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements.  If any or all of our current material agreements with our collaborators are amended, expire or are terminated, or if we are unable to, or elect not to, renew or enter into new collaborative agreements, our research and development funding could significantly decline or be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.*

Under our current business model, we are substantially dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients, may choose not to incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all, or may pursue a competitor’s product as a result of unfavorable publicity regarding our flavor ingredients or our research methods, or if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, enhancement properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile.  If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently licensed to a third party collaborator for one or more product categories and/or geographies, including our S9632 sweet modifier for which we have recently regained rights for use in non-alcoholic beverages.  We may elect to license the rights to S9632 to one or more third parties or we may pursue business arrangements that are complementary to our to our current business model and in which we could have greater ability to influence the commercialization of our flavor ingredients and also potentially share in a larger portion of the financial return from the commercialization activities. We may also consider similar business arrangements for one or more other flavor ingredients in our portfolio that are not currently licensed to a third party collaborator.

There can be no assurance that we will implement any significant changes to our business strategy or enter into any new business arrangements for any of our flavor ingredients that are not currently licensed to a third party collaborator. We may encounter difficulties or delays to implement any changes to our business strategy or enter into any new business arrangements that we elect to pursue. Any of these events could also delay our anticipated timelines, prevent the successful commercialization of our flavor ingredients, negatively impact our financial results, and delay or prevent us from ever achieving or sustaining profitability.

Our business and operating results may be adversely affected by unfavorable economic and market conditions.*

Our current business model depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and ingredient companies. Our arrangements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The current weak global economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs as well as the demand for our flavor ingredients in general. In some instances the result may be that companies elect to defer or delay entering into a collaborative agreement with us, or existing collaborators may amend, terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.*

We may not be able to enter into additional collaborative agreements due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive or co-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators and under some agreements we have agreed to arrangements where we would not launch competing products or collaborate with a collaborator’s competitor for a limited period of time even after the conclusion of the applicable collaborative period.  Consolidation in our target markets may also limit the number of potential collaborators.  Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us.  If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business may be significantly diminished.

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

We may not be successful in developing flavor ingredients useful for formulation into products.*

In order to develop flavor ingredients, we must have first identified the correct taste receptor for the taste of interest and develop high-throughput assays to test for compounds that affect the taste of interest. If we are not able to identify the correct taste receptor for the taste of interest, our assays may not successfully identify compounds that affect the taste of interest. For example, if we are not able to identify the protein or proteins that function as the salt taste receptor, we may not be able to develop an effective salt flavor modifier.  In addition, we may not be successful in the development of a high-throughput assay to each taste receptor of interest to us. Even if we succeed in the identification of a taste receptor of interest to us and develop an appropriate high-throughput assay, we may not succeed in developing flavor ingredients with the appropriate attributes required for use in successful commercial products. Successful flavor ingredients require, among other things, appropriate biological activity, including the correct taste property for the product application, an acceptable safety profile, including lack of toxicity or allergenicity, and appropriate physical or chemical properties, including relative levels of solubility, stability, volatility and resistance to heat. Our development programs are intended to evaluate these characteristics of novel flavor ingredients. Therefore, until we complete our development of a given novel flavor ingredient we will not be able to determine whether that flavor ingredient will possess all of the appropriate attributes necessary for commercialization. Successful flavor ingredients must also be cost-efficient, which includes, among other things, the cost to manufacture a flavor ingredient at commercial scale as well as other costs associated with the reformulation of products that include our flavor ingredients. We have only limited experience in evaluating these costs and we may not be able to accurately predict whether our flavor ingredients will be cost-efficient for use in commercial applications. We may not be able to develop flavor ingredients that meet all of these criteria and possess the appropriate attributes necessary for commercialization.  It is possible that flavor ingredients that initially appear to meet these criteria are later found to fail these criteria or other criteria that we later deem important.  In that case, we may not commercialize such an ingredient when anticipated, or at all, or the potential commercial utility for such an ingredient may be more limited than we expected.

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

Sales of our flavor ingredients outside of the United States will be subject to foreign regulatory requirements, which are determined by multiple governing bodies, such as the Joint FAO/WHO Expert Committee on Food Additives, or JECFA, and the European Food Safety Authority, or EFSA, and in some instances individual countries, such as China and Japan. These foreign regulatory requirements vary considerably and are subject to change and inherent uncertainty. In most cases, whether or not a GRAS determination has been obtained, approval of a product by the applicable regulatory authorities for a foreign country must still be obtained prior to manufacturing or marketing the product in that country. A GRAS determination in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely and may change over time. Because of the inherent uncertainty associated with the regulatory approval process outside the United States, predicting the outcome or timing of review of any of our submissions to foreign regulatory authorities, present or in the future, is difficult.  Accordingly, our estimates and forecasts for those submissions and potential approvals may not be accurate.  The process of obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we experience delays or if we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $4.9 million for the six months ended June 30, 2012. As of June 30, 2012, we had an accumulated deficit of approximately $226.5 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

•                  support the commercialization of our flavor ingredients; and

•                  prosecute, maintain and enforce our intellectual property rights.

If we pursue additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategies, reduce our ongoing expenses or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

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

We rely on third parties to manufacture our flavor ingredients on a commercial scale.*

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers of our flavor ingredients, on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Our inability to find capable manufacturing capacity or to enter into agreements on acceptable terms with third-party manufacturers could delay commercialization of any products we may develop and may harm our relationships with our existing and any future product discovery and development collaborators and our customers. Moreover, if we or our collaborators are required to change from one third-party manufacturer to another for any reason, the commercialization of our products may be delayed further. In addition, if any manufacturer of our flavor ingredients fail to comply with the FDA’s good manufacturing practice regulations or similar regulations in other countries, then we or our collaborators may be subject to adverse regulatory action including product recalls, warning letters and withdrawal of our products, or our collaborators’ or customers’ products, from the market.

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

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.*

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We may also consider re-acquiring rights to flavor ingredients that are currently licensed to one or more of our collaborators.  We currently have no commitments or agreements with respect to any material acquisitions. We have limited, if any, experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might be funded by issuances of debt or additional equity, which could impact your rights as a holder of our common stock and may dilute your ownership percentage. Any of the foregoing could have a significant adverse effect on our business, financial condition and results of operations.

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

Many of the patent applications we and our licensors have filed have not yet been substantively examined and may not result in patents being issued.*

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and some have not been substantively examined and may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether any of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. Furthermore, recent changes in rules promulgated by the European Patent Office may adversely affect the patentability of inventions claimed in some of our and our licensors’ patent applications.  As a result, it is difficult to predict whether any of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of one other company, Chromocell, that is involved in research for the discovery and development of sweet flavor modifiers, bitter blockers and salt substitutes. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

10.1*	Second Amendment dated May 22, 2012 to the Collaborative Research and License Agreement dated October 26, 2004, by and between the Registrant and NESTEC, Ltd.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

* Confidential treatment has been requested with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 7, 2012	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)