Form 10-Q
period 2012-09-30
SENOMYX INC
filed 2012-11-08
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2012:  40,100,483

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                                                CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$15,435	$15,964
Short-term investments available-for-sale	29,284	37,142
Accounts receivable	2,047	2,434
Other current assets	818	706
Total current assets	47,584	56,246

Long-term investments available-for-sale	—	2,000
Property and equipment, net	8,571	9,400
Total assets	$56,155	$67,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,458	$6,117
Deferred rent	164	105
Leasehold incentive obligation	987	987
Deferred revenue	11,346	12,782
Total current liabilities	17,955	19,991

Deferred rent	1,188	1,321
Leasehold incentive obligation	3,373	4,113
Deferred revenue	6,875	12,500

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2012 (unaudited) and December 31, 2011	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2012 (unaudited) and December 31, 2011; 40,100,483 and 39,759,137 shares issued and outstanding at September 30, 2012 (unaudited) and December 31, 2011, respectively	40	40
Additional paid-in capital	255,294	251,254
Accumulated other comprehensive gain	6	30
Accumulated deficit	(228,576)	(221,603)
Total stockholders’ equity	26,764	29,721
Total liabilities and stockholders’ equity	$56,155	$67,646

[NOTE: The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Development revenues	$7,007	$6,423	$20,247	$20,513
Commercial revenues	845	688	2,679	2,279

Total revenues	7,852	7,111	22,926	22,792

Operating expenses:
Research and development	7,152	6,964	21,458	21,629
General and administrative	2,739	2,801	8,498	8,329
Total operating expenses	9,891	9,765	29,956	29,958

Loss from operations	(2,039)	(2,654)	(7,030)	(7,166)

Other income	12	30	57	99
Net loss	$(2,027)	$(2,624)	$(6,973)	$(7,067)

Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.17)	$(0.18)

Comprehensive loss	$(2,017)	$(2,634)	$(6,997)	$(7,027)

Shares used in calculating net loss per share, basic and diluted	39,981,991	39,668,458	39,907,866	39,510,086

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(6,973)	$(7,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,066	1,970
Accretion of premium on available-for-sale securities	137	453
Amortization of leasehold incentive obligation	(740)	(740)
Stock-based compensation for non-employees	2	111
Stock-based compensation for employees and non-employee directors	3,292	3,562
Change in operating assets and liabilities:
Accounts receivable	387	742
Other assets	(162)	825
Accounts payable, accrued expenses and other current liabilities	(455)	(1,328)
Deferred revenue	(7,061)	(9,455)
Deferred rent	(74)	(15)
Net cash used in operating activities	(9,581)	(10,942)

Investing activities
Purchases of property and equipment	(1,441)	(2,555)
Purchases of available-for-sale securities	(25,388)	(30,227)
Maturities of available-for-sale securities	35,135	36,904
Net cash provided by investing activities	8,306	4,122

Financing activities
Proceeds from issuance of common stock	746	1,381
Net cash provided by financing activities	746	1,381

Net change in cash and cash equivalents	(529)	(5,439)
Cash and cash equivalents at beginning of period	15,964	21,258
Cash and cash equivalents at end of period	$15,435	$15,819

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$—	$511

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                      Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be reported for the year ending December 31, 2012. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2011, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”).

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

Stock-Based Compensation

Total estimated stock-based compensation expenses related to all of the Company’s stock-based awards granted to employees and non-employee directors recognized for the three and nine months ended September 30, 2012 and 2011 was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development	$(437)	$(432)	$(1,360)	$(1,565)
General and administrative	(641)	(696)	(1,932)	(1,997)
Employee and non-employee director stock-based compensation expenses	$(1,078)	$(1,128)	$(3,292)	$(3,562)

In addition, estimated stock-based compensation expenses related to the Company’s stock-based awards granted to non-employee research and development consultants totaled $1,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively, and $2,000 and $111,000 for the nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $7.7 million, which is expected to be recognized over a weighted average period of 1.9 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Historical:
Numerator:
Net loss (in thousands)	$(2,027)	$(2,624)	$(6,973)	$(7,067)
Denominator:
Weighted average common shares	39,981,991	39,668,458	39,907,866	39,510,086

Basic and diluted net loss per share	$(0.05)	$(0.07)	$(0.17)	$(0.18)

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

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$2,507	$—	$—	$2,507
United States government agency securities	22,756	6	—	22,762
Corporate notes	4,014	1	—	4,015

Total	$29,277	$7	$—	$29,284

The following is a summary of investments available-for-sale at December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$11,516	$13	$—	$11,529
United States government agency securities	22,548	9	—	22,557
Corporate notes	5,048	8	—	5,056

Total	$39,112	$30	$—	$39,142

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company held $29.3 million of available-for-sale securities with maturity dates within one year.

3.                                      Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

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

Assets that have recurring measurements are shown below (in thousands):

	Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$14,741	$14,741	$—	$—
United States Treasuries	2,507	2,507	—	—
United States government agency securities	22,762	—	22,762	—
Corporate notes	4,015	—	4,015	—
Total financial instruments owned	$44,025	$17,248	$26,777	$—

4.                                      Product Discovery and Development Collaborations

In August 2012, the Company entered into an amendment of its collaboration agreement with PepsiCo. Under the terms of the amendment, the Company reacquired the rights related to the use of its S9632 flavor ingredient in non-alcoholic beverages, including a co-exclusive right in the category of powdered non-alcoholic beverages. S9632 is a flavor ingredient with modifying properties that restores the taste profile in products that have reduced amounts of sucrose. In consideration for reacquiring the rights to S9632, the Company agreed that it would not receive certain potential minimum annual royalty payments and a potential future milestone related to S9632 that might have otherwise been payable under the terms of the collaboration agreement. The amendment relates only to S9632 and does not impact either party’s rights or obligations related to any other flavor ingredients discovered and developed under the collaboration.

In May 2012, the Company entered into an amendment of its collaboration agreement with Nestec, Ltd. (“Nestlé”) dated as of October 26, 2004, as previously amended in May 2009. Under this most recent amendment of the Nestlé collaboration agreement, in lieu of a royalty based on sales of Nestlé products, the Company agreed with Nestlé that for all periods through December 31, 2013 royalty payments from Nestlé to Senomyx would be based on the amount of the Company’s flavor ingredient manufactured by or on behalf of Nestlé, measured in kilograms, during the applicable royalty period. If the parties do not mutually agree to an alternative royalty arrangement prior to January 1, 2014, this method for calculating royalty payments, based on the kilograms of the Company’s flavor ingredient manufactured by or on behalf of Nestlé, will also apply for future royalty periods.

During the nine months ended September 30, 2012, the Company earned development milestones totaling $1.3 million under the Sweet Taste Program collaborations with PepsiCo and Firmenich and $500,000 under the Cool Taste Program collaboration with Firmenich.

During the nine months ended September 30, 2011, the Company earned a commercial milestone of $250,000 under its collaboration with Ajinomoto.

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

In August 2012, we announced that we have discovered S617, a new flavor ingredient with modifying properties intended to be used to restore the desired taste profile in products in which either high fructose corn syrup (HCFS) or sucrose have been reduced. Based on preliminary taste tests, we have demonstrated that the use of S617 at low concentrations allows for a meaningful reduction of HFCS and sucrose while maintaining the desired sweet taste. During the third quarter of 2012, we agreed with PepsiCo to advance S617 into the preliminary development phase, which includes safety studies and other activities conducted to support regulatory filings in the U.S. and elsewhere. Initial safety studies have been completed and further activities related to S617 are ongoing.

In August 2012, we entered into an amendment of our collaboration agreement with PepsiCo. Under the terms of the amendment, we reacquired the rights related to the use of our S9632 flavor ingredient in non-alcoholic beverages, including a co-exclusive right in the category of powdered non-alcoholic beverages. S9632 is a flavor ingredient with modifying properties that restores the taste profile in products that have reduced amounts of sucrose. In consideration for reacquiring the rights to S9632 we agreed that we would not receive certain potential minimum annual royalty payments and a potential future milestone related to S9632 that might have otherwise been payable under the terms of our collaboration agreement. The amendment relates only to S9632 and does not impact either party’s rights or obligations related to any other flavor ingredients discovered and developed under the collaboration, including S617.

In September 2012, S9632 was determined to be Generally Recognized As Safe, or GRAS, under the provisions of the Federal Food, Drug and Cosmetic Act, administered by the United States Food and Drug Administration, or FDA. S9632 can be used in a wide variety of foods and selected beverages in which sucrose (common table sugar) has been reduced. The GRAS determination allows S9632 to be incorporated into specified products in the U.S. and in numerous other countries.

In October 2012, our four initial Savory Flavors and our S2383 flavor ingredient received regulatory approval in the European Union, or EU. The four Savory Flavor ingredients may be used to create new savory flavor blends. S2383 is a flavor ingredient with modifying properties that restores the taste profile in products that have reduced amounts of sucralose, a high-intensity sweetener. The Savory Flavors and S2383 have been evaluated by the European Food Safety Authority, or EFSA, and the European Commission published a regulation that permits usage of the flavor ingredients in the EU beginning in late April 2013.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2012 our accumulated deficit was $228.6 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenue Under Collaboration Agreements

We recorded revenues of $7.9 million and $7.1 million during the three months ended September 30, 2012 and 2011, respectively. The increase of $0.8 million was primarily due to an increase in revenues associated with our Sweet Taste Program collaboration with PepsiCo. Our Sweet Taste Program collaboration with PepsiCo contributed approximately $4.8 million to development revenues for the three months ended September 30, 2012, as compared to approximately $3.9 million for the three months ended September 30, 2011. The increase from 2011 to 2012 was primarily due to revenues from a development milestone earned in the third quarter of 2012 and an increase in research and development funding commencing in the fourth quarter of 2011.

This increase was partially offset by a decrease in development revenues associated with our Sweet Taste Program collaboration with Firmenich. Our Sweet Taste Program collaboration with Firmenich contributed approximately $1.7 million to development revenues for the three months ended September 30, 2012, compared to approximately $1.9 million for the three months ended September 30, 2011. The reduction in revenues from 2011 to 2012 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized. In the second quarter of 2012, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year, through July 2013. This decrease was partially offset by revenues from a development milestone earned in the third quarter of 2012.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 85% of total revenues for the three months ended September 30, 2012. Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 84% of total revenues for the three months ended September 30, 2011.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.2 million and $7.0 million for the three months ended September 30, 2012 and 2011, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Salaries and personnel	$3,239	$3,148
Facilities and depreciation	1,369	1,347
Research and development supplies	707	914
Outside services	643	387
Patent and licensing	553	552
Stock-based compensation	438	437
Miscellaneous	203	179
Total research and development expenses	$7,152	$6,964

Research and Development Supplies. Our research and development supplies expenses were $707,000 and $914,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease of $207,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Outside Services. Our outside services expenses were $643,000 and $387,000 for the three months ended September 30, 2012 and 2011, respectively. The increase of $256,000 in outside services expenses was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.7 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 and 2011

Revenue Under Collaboration Agreements

We recorded revenues of $22.9 million and $22.8 million during the nine months ended September 30, 2012 and 2011, respectively. The $134,000 increase in revenues reflects a $400,000 increase in commercial revenues primarily from increased royalties on sales of products incorporating our flavor ingredients, partially offset by a $266,000 decrease in development revenues.

Development revenues from our Sweet Taste Program collaboration with Firmenich decreased $1.7 million to $5.2 million for the nine months ended September 30, 2012, from $6.9 million for the nine months ended September 30, 2011. The reduction in revenues from 2011 to 2012 was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized. In the second quarter of 2012, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year, through July 2013.

This decrease in development revenues was partially offset by a $1.3 million increase in development revenues from our Sweet Taste Program collaboration with PepsiCo, contributing $13.0 million for the nine months ended September 30, 2012, compared to $11.7 million for the nine months ended September 30, 2011. The increase in revenues under our collaboration with PepsiCo from 2011 to 2012 was primarily due to revenues from a development milestone earned in the third quarter of 2012 and an increase in research and development funding commencing in the fourth quarter of 2011.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 81% of total revenues for the nine months ended September 30, 2012. Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 83% of total revenues for the nine months ended September 30, 2011.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $21.5 million and $21.6 million for the nine months ended September 30, 2012 and 2011, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Salaries and personnel	$9,774	$9,705
Facilities and depreciation	4,062	3,934
Research and development supplies	2,198	2,637
Outside services	1,926	1,410
Patent and licensing	1,496	1,669
Stock-based compensation	1,362	1,676
Miscellaneous	640	598
Total research and development expenses	$21,458	$21,629

Research and Development Supplies. Our expenses for supplies used in research and development were $2.2 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $439,000 was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Outside Services. Our outside services expenses were $1.9 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $516,000 was primarily attributable to higher costs for outsourced activities in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Stock-based Compensation. Our stock-based compensation expenses were $1.4 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease of $314,000 was primarily attributable to decreases in both the valuation of options granted to employees and the valuation of shares purchased through our Employee Stock Purchase Plan.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $8.5 million and $8.3 million for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income. As of September 30, 2012 we had received in excess of $193.8 million in proceeds from the sales of common and preferred stock. In addition, we had received $190.6 million in non-refundable license fees, research and development payments, cost reimbursements and development milestone payments from our collaboration agreements, and $12.4 million in interest income. Commencing October 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $16.0 million in non-refundable research and development payments from our collaborators. If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $37.7 million in non-refundable research and development payments. We may not receive these payments if the collaborations are terminated or amended. In addition, we may receive payments in the event we achieve research or development milestones and royalty payments in the event our collaborators commercialize products incorporating our flavor ingredients.

At September 30, 2012, we had $44.7 million in cash, cash equivalents and investments available-for-sale as compared to $55.1 million at December 31, 2011, a decrease of $10.4 million. This overall decrease resulted from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $9.6 million and $10.9 million for the nine months ended September 30, 2012 and 2011, respectively. The use of cash in the nine months ended September 30, 2012 and 2011 was driven by net losses and decreases in deferred revenues. Our net loss decreased $94,000 to $7.0 million for the nine months ended September 30, 2012 compared to $7.1 million for the nine months ended September 30, 2011. The decrease in our deferred revenues used cash of $7.1 million for the nine months ended September 30, 2012, as compared to $9.5 million in 2011. The decreases in deferred revenues in both 2012 and 2011 were due to the recognition of revenue from upfront payments from PepsiCo and Firmenich.

Other factors affecting cash from operating activities include non-cash net expenses which decreased $599,000 to $4.8 million for the nine months ended September 30, 2012 from $5.4 million for the nine months ended September 30, 2011. Decreases in accounts receivable provided cash of $387,000 and $742,000 during the nine months ended September 30, 2012 and 2011, respectively. Changes in other assets used cash of $162,000 during the nine months ended September 30, 2102 and provided cash of $825,000 during the nine months ended September 30, 2011. Additionally, net changes in operating liabilities other than deferred revenue used cash of $529,000 and $1.3 million during the nine months ended September 30, 2012 and 2011, respectively.

Investing Activities

Investing activities provided cash of $8.3 million and $4.1 million for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $746,000 and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities in the nine months ended September 30, 2012 and 2011 reflects net proceeds from the issuance or sale of common stock from the employee stock purchase program and the exercise of employee stock options.

As of September 30, 2012 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$13,116	$2,842	$5,904	$4,370	$—
License payments	75	75	—	—	—
Total	$13,191	$2,917	$5,904	$4,370	$—

As of September 30, 2012, we had no long-term debt obligations.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from the proceeds of offerings of our equity securities and upfront payments, research and development payments and milestone payments under our product discovery and development collaborations. From time to time we may also consider raising additional cash from the sale of equity or other securities. Commencing October 1, 2012, over the remaining life of our current collaboration agreements, excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $16.0 million in research and development payments from our collaborators. If our collaborators elect to utilize their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $21.7 million related to extension options, for a total of $37.7 million in non-refundable research and development payments. Commencing October 1, 2012, assuming all milestones are achieved for all program goals for all collaborations and we receive all research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $62.7 million. In the next three months (through December 31, 2012), we anticipate receiving $3.0 million in research and development funding and $1.3 million in development milestone payments earned in the third quarter of 2012. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Employee and non-employee director stock-based compensation expenses for the nine months ended September 30, 2012 and 2011 was $3.3 million and $3.6 million, respectively. At September 30, 2012, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $7.7 million, which is expected to be recognized over a weighted average period of 1.9 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2012 was $2.01 per option. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the nine months ended September 30, 2012 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.6%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB’s ASC. If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2012 would increase by $0.11 per share, or 5.6%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC. We used this “simplified” method for determining term as we currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time our equity shares have been publicly traded. For options granted during the nine months ended September 30, 2012, we have calculated a weighted average expected term of 6.0 years. If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2012 would increase by $0.22 per share, or 11.0%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 1.2% for the nine months ended September 30, 2012) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the nine months ended September 30, 2012 by $0.14 per share, or 6.9%.

For the nine months ended September 30, 2012 and 2011, we have reduced stock-based compensation expenses recognized in the Statement of Operations to reflect for estimated forfeitures. The Compensation — Stock Compensation Topic of the FASB’s ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 6.3% and 6.7% for the nine months ended September 30, 2012 and 2011, respectively, based on historical experience. To date, we have not required any material adjustments to our expected forfeitures.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently licensed to a third party collaborator for one or more product categories and/or geographies, including our S9632 flavor ingredient for which we have recently regained rights for use in non-alcoholic beverages. S9632 is a flavor ingredient with modifying properties that restores the taste profile in products that have reduced amounts of sucrose. We may elect to license the rights to S9632 to one or more third parties or we may pursue business arrangements that are complementary to our current business model and in which we could have greater ability to influence the commercialization of our flavor ingredients and also potentially share in a larger portion of the financial return from the commercialization activities. We may also consider similar business arrangements for one or more other flavor ingredients in our portfolio that are not currently licensed to a third party collaborator.

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

Sales of our flavor ingredients outside of the United States will be subject to foreign regulatory requirements, which are determined by multiple governing bodies, such as the Joint FAO/WHO Expert Committee on Food Additives, or JECFA, and the European Food Safety Authority, or EFSA, and in some instances individual countries, such as China and Japan. These foreign regulatory requirements vary considerably and are subject to change and inherent uncertainty. In most cases, whether or not a GRAS determination has been obtained, approval of a product by the applicable regulatory authorities for a foreign country must still be obtained prior to manufacturing or marketing the product in that country. A GRAS determination in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely and may change over time. For example, we are aware of ongoing activities that are intended to clarify the regulatory approval process for flavor ingredients within the European Union. Because of the inherent uncertainty associated with the regulatory approval process outside the United States, predicting the outcome or timing of review of any of our submissions to foreign regulatory authorities, present or in the future, is difficult. Accordingly, our estimates and forecasts for those submissions and potential approvals may not be accurate. The process of obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we experience delays or if we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

We and our collaborators may not be successful in overcoming these regulatory hurdles, which could result in product launch delays, unanticipated expenses, termination of collaborations and flavor ingredients not being approved for incorporation into consumer products in one or more geographies. In addition, even after regulatory approval of our flavor ingredients, we may become aware of new information that suggests our flavor ingredients are unsuitable for consumer use, in which case our regulatory approvals may be revoked or we may elect to voluntarily cease the commercialization of those ingredients. These consequences would have a material adverse effect on our business financial condition and results of operations.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $7.0 million for the nine months ended September 30, 2012. As of September 30, 2012, we had an accumulated deficit of approximately $228.6 million. We expect to incur additional losses for at least the next two years. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenue from our existing and any future product discovery and development collaborations as well as from other sources that may become available to us in the future and on the level of our expenses. To date, substantially all of our revenue has come from research and development funding, upfront fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenue and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

If we acquire products, technologies or other businesses, we will incur a variety of costs, may have integration difficulties and may experience numerous other risks that could adversely affect our business.*

If appropriate opportunities become available, we may consider acquiring businesses, technologies or products that we believe are a strategic fit with our business. We may also consider reacquiring rights to flavor ingredients that are currently licensed to one or more of our collaborators. We currently have no commitments or agreements with respect to any material acquisitions. We have limited, if any, experience in identifying acquisition targets, successfully acquiring them and integrating them into our current infrastructure. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. In addition, future acquisitions might be funded by issuances of debt or additional equity, which could impact your rights as a holder of our common stock and may dilute your ownership percentage. Any of the foregoing could have a significant adverse effect on our business, financial condition and results of operations.

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

We may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP. We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents. In addition, we may compete with existing cooling agents, such as menthol and WS-3, which are currently in use.

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

10.1*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between the Registrant and PepsiCo, Inc.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

* Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 8, 2012	By:	/S/ KENT SNYDER
Kent Snyder
Chief Executive Officer and Chairman of the Board of Directors
(on behalf of the registrant and as the
registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)