Form 10-Q
period 2013-03-31
SENOMYX INC
filed 2013-04-25
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Larger accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 15, 2013:  40,628,328

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$17,489	$15,427
Short-term investments available-for-sale	15,901	21,365
Accounts receivable	1,626	2,702
Other current assets	567	845
Total current assets	35,583	40,339

Long-term investments available-for-sale	6,502	5,031
Property and equipment, net	7,433	7,910
Total assets	$49,518	$53,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,315	$6,538
Deferred rent	203	183
Leasehold incentive obligation	987	987
Deferred revenues	11,701	10,580
Total current liabilities	18,206	18,288

Deferred rent	1,087	1,138
Leasehold incentive obligation	2,879	3,126
Deferred revenues	3,125	5,000

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2013 (unaudited) and December 31, 2012	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2013 (unaudited) and December 31, 2012; 40,628,328 and 40,100,483 shares issued and outstanding at March 31, 2013 (unaudited) and December 31, 2012, respectively	41	40
Additional paid-in capital	257,973	256,470
Accumulated other comprehensive income	4	7
Accumulated deficit	(233,797)	(230,789)
Total stockholders’ equity	24,221	25,728
Total liabilities and stockholders’ equity	$49,518	$53,280

[NOTE: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Development revenues	$6,037	$7,145
Commercial revenues	1,445	1,137

Total revenues	7,482	8,282

Operating expenses:
Cost of commercial revenues	101	80
Research and development	7,380	7,139
General and administrative	3,020	2,941

Total operating expenses	10,501	10,160

Loss from operations	(3,019)	(1,878)

Other income	11	26

Net loss	(3,008)	(1,852)

Other comprehensive loss:
Unrealized loss on investments	(3)	(22)

Total other comprehensive loss	(3)	(22)

Comprehensive loss	$(3,011)	$(1,874)

Net loss per share, basic and diluted	$(0.07)	$(0.05)

Shares used in calculating net loss per share, basic and diluted	40,458,878	39,819,020

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(3,008)	$(1,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	735	664
Accretion of premium on available-for-sale securities	45	59
Amortization of leasehold incentive obligation	(247)	(246)
Stock-based compensation for employees and non-employee directors	919	1,093
Stock-based compensation for non-employees	5	(10)
Change in operating assets and liabilities:
Accounts receivable	1,076	471
Other current assets	272	(103)
Accounts payable, accrued expenses and other current liabilities	(1,291)	(1,673)
Deferred revenues	(754)	(2,156)
Deferred rent	(31)	(12)
Net cash used in operating activities	(2,279)	(3,765)

Investing activities
Purchases of property and equipment	(190)	(447)
Purchases of available-for-sale securities	(6,547)	(6,493)
Maturities of available-for-sale securities	10,498	9,624
Net cash provided by investing activities	3,761	2,684

Financing activities
Proceeds from issuance of common stock, net of issuance costs	580	457
Net cash provided by financing activities	580	457

Net change in cash and cash equivalents	2,062	(624)
Cash and cash equivalents at beginning of period	15,427	15,964
Cash and cash equivalents at end of period	$17,489	$15,340

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$101	$729

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be reported for the year ending December 31, 2013. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

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

Reclassifications

Cost of commercial revenues represent royalties payable to third parties under the Company’s licensing agreements. Such amounts from the prior year have been reclassified from commercial revenues to conform to the current year presentation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries and United States government agency bonds with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses reported in a separate component of accumulated other comprehensive income (loss). Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

Pursuant to the Revenue Recognition – Multiple-Element Arrangements Topic of the FASB ASC, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The Company expects, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables. For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply the Company’s prior accounting policy with respect to such arrangements.

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement, if any. The Company assesses whether a milestone is substantive at the inception of each agreement. Revenues from cost reimbursement are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2013 and 2012 was comprised as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Research and development	$390	$452
General and administrative	534	631
Total stock-based compensation expenses	$924	$1,083

At March 31, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $6.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss (in thousands)	$(3,008)	$(1,852)
Denominator:
Weighted average common shares	40,458,878	39,819,020

Basic and diluted net loss per share	$(0.07)	$(0.05)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,616,773	10,656,331
	10,616,773	10,656,331

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of March 31, 2013 and December 31, 2012 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.              Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,524	$2	$—	$5,526
United States government agency securities	16,875	2	—	16,877

Total	$22,399	$4	$—	$22,403

The following is a summary of investments available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,533	$1	$—	$5,534
United States government agency securities	20,856	6	—	20,862

Total	$26,389	$7	$—	$26,396

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2013 and 2012. As of March 31, 2013, the Company held $15.9 million of available-for-sale securities with maturity dates within one year and $6.5 million with maturity dates over one year and less than two years.

3.              Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or 2012.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$14,756	$14,756	$—	$—
United States Treasuries	5,526	5,526	—	—
United States government agency securities	16,877	—	16,877	—
Total financial instruments owned	$37,159	$20,282	$16,877	$—

4.              Product Discovery, Development and Commercialization Collaborations

During the three months ended March 31, 2012, the Company earned a development milestone of $500,000 related to its Cooling Taste Program.

5.              Subsequent Event

In April 2013, the Company amended and restated the Collaborative Research and Development Agreement with Firmenich dated July 28, 2009, as amended, to extend the collaborative research period through July 2016, subject to limited termination rights. The agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. Firmenich will pay an additional license fee of $5 million in three installments and approximately $13 million in research funding over the three-year extension period through July 2016. The Company may receive up to an additional $7 million based on specific objectives related to new sweet flavor ingredients. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration. If all milestones are achieved and including the payments received for license fees, research and development funding, milestones and cost reimbursements through March 31, 2013, the Company may be entitled to up to $69.6 million plus additional amounts related to future cost reimbursements and royalties.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2012 included with our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

In April 2013, we amended and restated our collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. The collaboration agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. Firmenich will pay us an additional $5 million, of which $4 million will be paid in 2013 and the remaining $1 million payable not later than July 2016. We may receive up to an additional $7 million based on specific objectives related to new sweet flavor ingredients. Firmenich has also agreed to pay us approximately $13 million in research funding over the three-year extension period through July 2016. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration. Firmenich will continue to have the exclusive right to commercialize our novel flavor ingredients for use in foods and select beverage categories; however, with respect to synthetic flavor ingredients, Firmenich’s period of exclusivity or co-exclusivity will be limited to a specified period of time. This period is typically 36 months following the first regulatory approval of a flavor ingredient in the United States, but in some circumstances may be up to 48 months. With respect to our S6973 flavor ingredient, the period of exclusivity will be determined based on the timing of future regulatory approval of another sweet flavor ingredient that is selected for development under the terms of the agreement. After the applicable period for each synthetic flavor ingredient, we may begin selling that flavor ingredient to other flavor companies. After the same period for each synthetic flavor ingredient, but not earlier than three months following the end of the research funding period, we may also elect to license the flavor ingredient to another third party on a non-exclusive basis. Firmenich may sell the flavor ingredient to food and beverage manufacturers at any time.

In April 2013, concurrent with the amended and restated collaboration agreement, we entered into a supply agreement under which Firmenich has agreed to supply us with commercial quantities of certain sweet flavor ingredients that they select for development under the collaboration agreement, including S9632 and S6973. The supply agreement has a term of ten years, and is exclusive through 2017 subject to limited exceptions. Pricing for purchases under the supply agreement will be determined in accordance with a pre-determined methodology and the supply agreement also contains other provisions intended to protect adequate supply and competitive pricing.

We have incurred significant losses since our inception in 1998 and, as of March 31, 2013 our accumulated deficit was $234 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues

We recorded development revenues of $6.0 million and $7.1 million during the three months ended March 31, 2013 and 2012, respectively. The decrease of $1.1 million was partly attributable to a decrease in development revenues associated with our Sweet Taste Program collaboration with Firmenich, from approximately $2.1 million for the three months ended March 31, 2012 to approximately $1.5 million for the three months ended March 31, 2013. The reduction in development revenues was primarily due to a change in the service period over which the upfront license fee related to this collaboration is being recognized when, in the second quarter of 2012, Firmenich elected in accordance with our agreement to extend the service period of the collaboration an additional year through July 2013. Also contributing to the decrease in development revenues was our achievement of a development milestone of $500,000 in the first quarter of 2012 related to our Cooling Taste Program.

Our commercial revenues increased $300,000 from $1.1 million for the three months ended March 31, 2012 to $1.4 million for the three months ended March 31, 2013. The increase in commercial revenues was largely due to increased royalties from our collaborators’ sales of products containing flavor ingredients developed under our Sweet Taste Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 76% and 75% of total revenues for the three months ended March 31, 2013 and 2012, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $101,000 and $80,000 for the three months ended March 31, 2013 and 2012, respectively. These amounts represent royalties payable under our third party licensing agreements. The increase is consistent with a corresponding increase in commercial revenues.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.4 million and $7.1 million for the three months ended March 31, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Salaries and personnel	$3,396	$3,322
Facilities and depreciation	1,401	1,300
Outside services	898	676
Research and development supplies	580	704
Patent and licensing	473	449
Stock-based compensation	390	452
Miscellaneous	242	236
Total research and development expenses	$7,380	$7,139

Outside Services. Our outside services expenses were $898,000 and $676,000 for the three months ended March 31, 2013 and 2012, respectively. The increase of $222,000 in outside services expenses was primarily attributable to increased activities for safety studies in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Research and Development Supplies. Our research and development supplies expenses were $580,000 and $704,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease of $124,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.0 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through private and public placements of stock, research and development payments under our product discovery and development collaborations and interest income. As of March 31, 2013 we had received $200.0 million in non-refundable license fees, research and development payments, cost reimbursements and development milestone payments from our collaboration agreements. In addition, we had received $194.4 million in proceeds from the sales of common and preferred stock, $13.3 million in royalties and commercial milestone payments and $12.5 million in interest income.

At March 31, 2013, we had $39.9 million in cash, cash equivalents and investments available-for-sale as compared to $41.8 million at December 31, 2012, a decrease of $1.9 million. This overall decrease resulted from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $2.3 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively. The use of cash was driven by net losses and changes in operating assets and liabilities. Our net loss increased $1.1 million to $3.0 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012. Net changes in operating assets and liabilities used cash of $728,000 and $3.5 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in the 2013 period resulted from the timing of payments received from collaborators, as well as a decrease in the amount of deferred revenues recognized during the period due to the extension of the service period over which the license fee related to the Firmenich Sweet Taste Program collaboration is being recognized. Non-cash expenses were relatively flat, decreasing $100,000 to $1.5 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012.

Investing Activities

Investing activities provided cash of $3.8 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively. Cash provided by investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $580,000 and $457,000 for the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities reflects net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options.

As of March 31, 2013 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$11,715	$2,881	$5,978	$2,856	$—
License payments	127	122	5	—	—
Total	$11,842	$3,003	$5,983	$2,856	$—

As of March 31, 2013, we had no long-term debt obligations.

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

Commencing April 1, 2013, over the remaining life of our current collaboration agreements, including the April 2013 amendment to the Firmenich collaboration agreement but excluding any payments due upon the election of any extension options unexercised as of the date of the publication of these statements, we are entitled to receive an additional $28.0 million in non-refundable license fees and research and development payments from our collaborators. If our collaborators elect to utilize all of their extension options, over the remaining life of our current collaboration agreements we would be entitled to receive an additional $17.6 million related to extension options, for a total of $45.6 million in non-refundable license fees and research and development payments. Commencing April 1, 2013, assuming all milestones are achieved for all program goals for all collaborations and we receive all license fees and research and development funding, including any amounts due upon the election of extension options, we may be entitled to up to $75.9 million. In the next nine months (through December 31, 2013), we anticipate receiving $13.1 million in license fees and research and development funding. This does not include any additional payments we may receive related to the following events:

•                  the earning of royalties from the sale of products containing our flavor ingredients;

•                  the earning of any minimum periodic royalty payments;

•                  direct sales of flavor ingredients;

•                  the achievement of additional milestones;

•                  the earning of any cost reimbursements; and

•                  the signing of new collaborations or extensions of existing collaborations not currently contemplated under existing extension options.

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

We continue to pursue additional collaborations which could result in additional revenues. We may not recognize revenues for license fees, research and development funding, milestones, minimum periodic royalties or royalties if the collaborations are terminated or amended, or if we do not achieve the milestones set forth in the collaboration agreements. Our expenses will vary based upon the forward-looking factors listed above.

Off-Balance Sheet Arrangements

As of March 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Except as set forth below, there have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Stock-based compensation expenses for the three months ended March 31, 2013 and 2012 were $924,000 and $1.1 million, respectively. At March 31, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $6.4 million, which is expected to be recognized over a weighted average period of 2.0 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2013 was $1.47 per option. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2013 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 69.8%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation – Stock Compensation Topic of the FASB ASC. If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2013 would increase by $0.08 per share, or 5.4%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation – Stock Compensation Topic of the FASB’s ASC. We used this “simplified” method for determining term as we currently do not have sufficient relevant historical exercise data to provide a reasonable basis upon which to estimate expected term. For options granted during the three months ended March 31, 2013, we have calculated a weighted average expected term of 6.1 years. If the expected term of the options granted was increased to 8.0 years, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2013 would increase by $0.16 per share, or 10.8%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 1.0% for the three months ended March 31, 2013) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the three months ended March 31, 2013 by $0.11 per share, or 7.3%.

For the three months ended March 31, 2013 and 2012, we have reduced stock-based compensation expenses recognized in the Statement of Operations to reflect for estimated forfeitures. The Compensation – Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 6.1% and 6.3% for the three months ended March 31, 2013 and 2012, respectively, based on historical experience. To date, we have not required any material adjustments to our expected forfeitures.

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

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

A substantial portion of our revenues is derived from only two collaborators. If our agreements with these two collaborators terminate earlier than anticipated for any reason, our revenues may materially decline.*

During 2012, 87% of our total revenues were derived from two collaborators, with PepsiCo comprising $17.7 million, or 56% of total revenues and Firmenich comprising $9.6 million, or 31% of total revenues.

Our current collaborative agreement with Firmenich related to the Cooling Taste Program is scheduled to expire in June 2013. Our current collaborative agreements with Firmenich, as amended and restated in April 2013, and PepsiCo related to our Sweet Taste Program are scheduled to expire in July 2016 and August 2014, respectively. If any of our collaborative agreements with Firmenich or PepsiCo were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its actual commercialization efforts related to currently marketed Senomyx flavor ingredients, including S2383 and S6973, we may experience a decline in our revenues.

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

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process. In our experiences with the savory, sweet and bitter programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 18 months and cost up to approximately $1.3 million per flavor ingredient. This experience may not be representative of the timing and cost for current and future programs. This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 18 months and cost more than $1 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. For example, we do not believe that any natural high intensity sweetener that we discover would qualify for a FEMA GRAS determination for its use as a sweetener. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all and may also harm our ability to maintain our existing collaboration agreements or enter into new collaborations.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $3.0 million for the three months ended March 31, 2013. As of March 31, 2013, we had an accumulated deficit of approximately $234 million. We expect to incur additional losses for at least the next year. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales strategy and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales strategy or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

Risks Related To Production and Supply

We rely on third parties to manufacture our flavor ingredients on a commercial scale.*

We do not have experience in manufacturing, nor do we have the resources or facilities to manufacture, flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers of our flavor ingredients, on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients. Except for our sweet flavor ingredients, we currently do not have any agreements with any third party for the commercial scale manufacturing of our flavor ingredients to support our direct sales strategy.

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

We currently expect to rely on Firmenich as a sole supplier of our sweet flavor ingredients to support our direct sales strategy. If Firmenich is unable to supply us with our required amounts of our sweet flavor ingredients on a timely basis, our results of operations may be adversely affected.*

In April 2013, we entered into a supply agreement with Firmenich. Under the terms of this supply agreement, we have agreed to utilize Firmenich as our exclusive manufacturer of any sweet flavor ingredient that Firmenich has selected to develop under the terms of our collaboration agreement. Because Firmenich is a third party manufacturer, we have only limited control over the timing and level of its production volumes. If Firmenich fails to supply us with required amounts of our flavor ingredients under our agreement, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply, which may be more costly and may not even be available on acceptable terms. Accordingly, if Firmenich is unable to supply us with our required amounts of flavor ingredients it may have a material adverse effect on our results of operations.

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

10.1+	Senomyx, Inc. 2013 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 15, 2013).

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 25, 2013	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)