Form 10-Q
period 2013-06-30
SENOMYX INC
filed 2013-08-01
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 23, 2013:  40,637,861

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$13,415	$15,427
Short-term investments available-for-sale	10,012	21,365
Accounts receivable	1,300	2,702
Other current assets	580	845
Total current assets	25,307	40,339

Long-term investments available-for-sale	14,082	5,031
Property and equipment, net	6,821	7,910
Total assets	$46,210	$53,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,722	$6,538
Deferred rent	224	183
Leasehold incentive obligation	987	987
Deferred revenues	11,548	10,580
Total current liabilities	18,481	18,288

Deferred rent	1,015	1,138
Leasehold incentive obligation	2,633	3,126
Deferred revenues	1,250	5,000

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2013 (unaudited) and December 31, 2012	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2013 (unaudited) and December 31, 2012; 40,637,861 and 40,100,483 shares issued and outstanding at June 30, 2013 (unaudited) and December 31, 2012, respectively	41	40
Additional paid-in capital	258,930	256,470
Accumulated other comprehensive income	(14)	7
Accumulated deficit	(236,126)	(230,789)
Total stockholders’ equity	22,831	25,728
Total liabilities and stockholders’ equity	$46,210	$53,280

[NOTE: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Development revenues	$6,186	$6,095	$12,223	$13,240
Commercial revenues	1,481	836	2,926	1,973

Total revenues	7,667	6,931	15,149	15,213

Operating expenses:
Cost of commercial revenues	104	59	205	139
Research and development	6,968	7,167	14,348	14,306
General and administrative	2,933	2,818	5,953	5,759

Total operating expenses	10,005	10,044	20,506	20,204

Loss from operations	(2,338)	(3,113)	(5,357)	(4,991)

Other income	9	19	20	45

Net loss	(2,329)	(3,094)	(5,337)	(4,946)

Other comprehensive loss:
Unrealized loss on investments	(18)	(12)	(21)	(34)

Total other comprehensive loss	(18)	(12)	(21)	(34)

Comprehensive loss	$(2,347)	$(3,106)	$(5,358)	$(4,980)

Net loss per share, basic and diluted	$(0.06)	$(0.08)	$(0.13)	$(0.12)

Shares used in calculating net loss per share, basic and diluted	40,630,844	39,921,773	40,545,336	39,870,396

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(5,337)	$(4,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,465	1,344
Accretion of premium on available-for-sale securities	105	98
Amortization of leasehold incentive obligation	(493)	(493)
Stock-based compensation for employees and non-employee directors	1,866	2,215
Stock-based compensation for non-employees	8	1
Change in operating assets and liabilities:
Accounts receivable	1,402	557
Other current assets	233	162
Accounts payable, accrued expenses and other current liabilities	(847)	(554)
Deferred revenues	(2,782)	(4,535)
Deferred rent	(82)	(43)
Net cash used in operating activities	(4,462)	(6,194)

Investing activities
Purchases of property and equipment	(345)	(1,319)
Purchases of available-for-sale securities	(19,387)	(21,078)
Maturities of available-for-sale securities	21,595	31,636
Net cash provided by investing activities	1,863	9,239

Financing activities
Proceeds from issuance of common stock, net of issuance costs	587	456
Net cash provided by financing activities	587	456

Net change in cash and cash equivalents	(2,012)	3,501
Cash and cash equivalents at beginning of period	15,427	15,964
Cash and cash equivalents at end of period	$13,415	$19,465

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities	$64	$41

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be reported for the year ending December 31, 2013. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

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

Pursuant to the Revenue Recognition — Multiple-Element Arrangements Topic of the FASB ASC, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The Company expects, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered limited to the consideration that is not contingent upon future deliverables. For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply the Company’s prior accounting policy with respect to such arrangements.

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned. Revenues from development milestones are accounted for in accordance with the Revenue Recognition — Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement, if any. The Company assesses whether a milestone is substantive at the inception of each agreement. Revenues from cost reimbursement are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and six months ended June 30, 2013 and 2012 was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development	$380	$472	$770	$924
General and administrative	570	661	1,104	1,292
Total stock-based compensation expenses	$950	$1,133	$1,874	$2,216

At June 30, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $7.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss (in thousands)	$(2,329)	$(3,094)	$(5,337)	$(4,946)
Denominator:
Weighted average common shares	40,630,844	39,921,773	40,545,336	39,870,396

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.12)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,919,834	10,692,858	11,919,834	10,692,858
	11,919,834	10,692,858	11,919,834	10,692,858

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of June 30, 2013 and December 31, 2012 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.             Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,518	$2	$—	$7,520
United States government agency securities	16,590	—	(16)	16,574

Total	$24,108	$2	$(16)	$24,094

The following is a summary of investments available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,533	$1	$—	$5,534
United States government agency securities	20,856	6	—	20,862

Total	$26,389	$7	$—	$26,396

Investments the Company considers to be temporarily impaired at June 30, 2013 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses

United States government agency securities	8	$14,858	$(16)
Total temporarily impaired securities	8	$14,858	$(16)

The Company believes that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that the Company will be able to hold these securities to maturity. Therefore the Company anticipates full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company held $10.0 million of available-for-sale securities with maturity dates within one year and $14.1 million with maturity dates over one year and less than two years.

3.              Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2013 or 2012.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$12,051	$12,051	$—	$—
United States Treasuries	7,520	7,520	—	—
United States government agency securities	16,574	—	16,574	—
Total financial instruments owned	$36,145	$19,571	$16,574	$—

4.              Product Discovery, Development and Commercialization Collaborations

In April 2013, the Company amended and restated the Collaborative Research and Development Agreement with Firmenich dated July 28, 2009, as amended, to extend the collaborative research period through July 2016, subject to limited termination rights. The agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. The significant deliverables under the agreement are research services and certain license rights. Firmenich will pay an additional non-refundable license fee of $5 million, of which $1 million was paid in the second quarter of 2013 and $3 million was paid in the third quarter of 2013. Firmenich will also pay approximately $13 million in research funding over the three-year extension period from July 2013 through July 2016, payable on a quarterly basis. Because of the proprietary nature of the Company’s technology, the Company has determined that the research services and license rights do not have standalone value and are therefore treated as a combined unit of accounting with development revenues to be recognized ratably over the collaborative research period. The Company may receive up to an additional $7 million based on specific objectives related to new sweet flavor ingredients, with a total of $14.1 million in substantive development milestones available under the amended agreement. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration.

During the six months ended June 30, 2012, the Company earned a development milestone of $500,000 related to its Cooling Taste Program.

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

In April 2013, we amended and restated our collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. The collaboration agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. Firmenich will pay us an additional $5 million, of which $1 million was paid in the second quarter of 2013, $3 million was paid in the third quarter of 2013 and the remaining $1 million payable not later than July 2016. We may receive up to an additional $7 million based on specific objectives related to new sweet flavor ingredients. Firmenich has also agreed to pay us approximately $13 million in research funding over the three-year extension period through July 2016. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration. Firmenich will continue to have the exclusive right to commercialize our novel flavor ingredients for use in foods and select beverage categories; however, with respect to synthetic flavor ingredients, Firmenich’s period of exclusivity or co-exclusivity will be limited to a specified period of time. This period is typically 36 months following the first regulatory approval of a flavor ingredient in the United States, but in some circumstances may be up to 48 months. With respect to our S6973 flavor ingredient, the period of exclusivity will be determined based on the timing of future regulatory approval of another sweet flavor ingredient that is selected for development under the terms of the agreement. After the applicable period for each synthetic flavor ingredient, we may begin selling that flavor ingredient to other flavor companies. After the same period for each synthetic flavor ingredient, but not earlier than three months following the end of the research funding period, we may also elect to license the flavor ingredient to another third party on a non-exclusive basis. Firmenich may sell the flavor ingredient to food and beverage manufacturers at any time.

In April 2013, concurrent with the amended and restated collaboration agreement, we entered into a supply agreement under which Firmenich has agreed to supply us with commercial quantities of certain sweet flavor ingredients selected for development under the collaboration agreement, including S9632 and S6973. The supply agreement has a term of ten years, and is exclusive through 2017 subject to limited exceptions. Pricing for purchases under the supply agreement will be determined in accordance with a pre-determined methodology and the supply agreement also contains other provisions intended to protect adequate supply and competitive pricing.

We have incurred significant losses since our inception in 1998 and, as of June 30, 2013 our accumulated deficit was $236 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues

We recorded development revenues of $6.2 million and $6.1 million during the three months ended June 30, 2013 and 2012, respectively. The increase of $91,000 was primarily attributable to increased revenues from license fees amortization related to our Sweet Taste Program collaboration with Firmenich.

Our commercial revenues increased $645,000 from $836,000 for the three months ended June 30, 2012 to $1.5 million for the three months ended June 30, 2013. The increase in commercial revenues was partly due to increased royalties and a commercial milestone payment based on our collaborator’s sales of products containing flavor ingredients developed under our Sweet Taste Program. Also contributing to the increase in commercial revenues was a non-recurring payment related to a Savory Taste Program collaboration and increased royalties related to our Bitter Blockers Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 79% and 82% of total revenues for the three months ended June 30, 2013 and 2012, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $104,000 and $59,000 for the three months ended June 30, 2013 and 2012, respectively. These amounts represent royalties payable under our third party licensing agreements. The increase is consistent with a corresponding increase in commercial revenues.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.0 million and $7.2 million for the three months ended June 30, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Salaries and personnel	$3,201	$3,213
Facilities and depreciation	1,454	1,392
Outside services	776	608
Research and development supplies	587	788
Patent and licensing	382	494
Stock-based compensation	381	471
Miscellaneous	187	201
Total research and development expenses	$6,968	$7,167

Outside Services. Our outside services expenses were $776,000 and $608,000 for the three months ended June 30, 2013 and 2012, respectively. The increase of $168,000 in outside services expenses was primarily attributable to increased activities for safety studies in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Research and Development Supplies. Our research and development supplies expenses were $587,000 and $788,000 for the three months ended June 30, 2013 and 2012, respectively. The decrease of $201,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $2.9 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013 and 2012

Revenues

We recorded development revenues of $12.2 million and $13.2 million during the six months ended June 30, 2013 and 2012, respectively. The decrease of $1.0 million was partly attributable to a development milestone of $500,000 earned in the first quarter of 2012 related to our Cooling Taste Program. Also contributing was a decrease in revenues from license fees amortization related to our Sweet Taste Program collaboration with Firmenich, primarily due to an extension in the service period over which the original upfront license fee is being recognized as a result of the election by Firmenich to extend the collaboration in the second quarter of 2012.

Our commercial revenues increased $953,000 from $2.0 million for the six months ended June 30, 2012 to $2.9 million for the six months ended June 30, 2013. The increase in commercial revenues was largely due to increased royalties and a commercial milestone payment based on our collaborator’s sales of products containing flavor ingredients developed under our Sweet Taste Program. Other factors include increased royalties related to our Savory Taste Program and our Bitter Blockers Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 78% of total revenues for the six months ended June 30, 2013 and 2012.

Cost of Commercial Revenues

Our costs of commercial revenues were $205,000 and $139,000 for the six months ended June 30, 2013 and 2012, respectively. These amounts represent royalties payable under our third party licensing agreements. The increase is consistent with a corresponding increase in commercial revenues.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $14.3 million for the six months ended June 30, 2013 and 2012. A comparison of research and development expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Salaries and personnel	$6,597	$6,535
Facilities and depreciation	2,854	2,693
Outside services	1,674	1,283
Research and development supplies	1,166	1,491
Patent and licensing	856	943
Stock-based compensation	771	924
Miscellaneous	430	437
Total research and development expenses	$14,348	$14,306

Outside Services. Our outside services expenses were $1.7 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $391,000 in outside services expenses was primarily attributable to increased activities for safety studies in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Research and Development Supplies. Our research and development supplies expenses were $1.2 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The decrease of $325,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $6.0 million and $5.8 million for the six months ended June 30, 2013 and 2012, respectively. The increase of $194,000 was primarily due to personnel-related expenses.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through research and development payments under our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of June 30, 2013 we had received $204.5 million in non-refundable license fees, research and development payments, cost reimbursements and development milestone payments from our collaboration agreements. In addition, we had received $194.4 million in proceeds from the sales of common and preferred stock, $14.9 million in royalties and commercial milestone payments and $12.5 million in interest income.

At June 30, 2013, we had $37.5 million in cash, cash equivalents and investments available-for-sale compared to $41.8 million at December 31, 2012, a decrease of $4.3 million. This overall decrease resulted from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $4.5 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively. The use of cash was driven by net losses and changes in operating assets and liabilities. Our net loss increased $391,000 to $5.3 million for the six months ended June 30, 2013 compared to $4.9 million for the six months ended June 30, 2012. Net changes in operating assets and liabilities used cash of $2.1 million and $4.4 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in the 2013 period resulted from the timing of payments received from collaborators, as well as a decrease in the amount of deferred revenues recognized during the period due to the April 2012 extension of the service period over which the original license fee related to the Firmenich Sweet Taste Program collaboration is being recognized. Non-cash expenses decreased $214,000 to $3.0 million for the six months ended June 30, 2013 from $3.2 million for the six months ended June 30, 2012, primarily due to a decrease in stock-based compensation expense.

Investing Activities

Investing activities provided cash of $1.9 million and $9.2 million for the six months ended June 30, 2013 and 2012, respectively. Cash provided by investing activities primarily reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities, as part of the ongoing management of the investment portfolio. Purchases of property and equipment decreased $974,000 from $1.3 million for the six months ended June 30, 2012 to $345,000 for the six months ended June 30, 2013, due to a decline in purchases of scientific equipment.

Financing Activities

Financing activities provided cash of $587,000 and $456,000 for the six months ended June 30, 2013 and 2012, respectively. Cash provided by financing activities reflects net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options.

As of June 30, 2013 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$10,994	$2,902	$6,015	$2,077	$—
License payments	70	70	—	—	—
Total	$11,064	$2,972	$6,015	$2,077	$—

As of June 30, 2013, we had no long-term debt obligations.

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

Commencing July 1, 2013, we are entitled to receive $24.0 million in non-refundable license fees and research and development payments from our collaborators over the remaining life of our current collaboration agreements. If all extension options are elected, we would be entitled to receive an additional $17.6 million, for a total of $41.6 million in non-refundable license fees and research and development payments. Assuming all milestones are achieved for all program goals for all collaborations and we receive all license fees and research and development funding, including any amounts due upon the election of extension options, we may be entitled to receive up to $71.9 million.

In the next six months (through December 31, 2013), we anticipate receiving $9.1 million in license fees and research and development funding. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of June 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Stock-based compensation expenses for the six months ended June 30, 2013 and 2012 were $1.9 million and $2.2 million, respectively. At June 30, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $7.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

We estimate the value of stock-based awards on the date of grant using the Black-Scholes option pricing model. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2013 was $1.36 per option. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, risk-free interest rate and the expected term of the awards.

For purposes of estimating the fair value of stock options granted during the six months ended June 30, 2013 using the Black-Scholes model, we have made a subjective estimate regarding our stock price volatility (weighted average of 70.1%). We used the historical volatility of our stock for the period our stock has been publicly traded, consistent with the guidance in the Compensation — Stock Compensation Topic of the FASB ASC. If our stock price volatility assumption were increased to 75.0%, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2013 would increase by $0.07 per share, or 4.9%.

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the Compensation — Stock Compensation Topic of the FASB’s ASC. We used this “simplified” method for determining term as we currently do not have sufficient relevant historical exercise data to provide a reasonable basis upon which to estimate expected term. For options granted during the six months ended June 30, 2013, we have calculated a weighted average expected term of 6.0 years. If the expected term of the options granted was increased to 7.0 years, the weighted average estimated fair value of stock options granted during the six months ended June 30, 2013 would increase by $0.08 per share, or 5.8%.

The risk-free interest rate for the expected term of the option is based on the average U.S. Treasury yield curve at the balance sheet date for the expected term (weighted average of 1.5% for the six months ended June 30, 2013) which, if increased to 5.0%, would increase the weighted average estimated fair value of stock options granted during the six months ended June 30, 2013 by $0.09 per share, or 6.3%.

For the six months ended June 30, 2013 and 2012, we have reduced stock-based compensation expenses recognized in the Statement of Operations to reflect for estimated forfeitures. The Compensation — Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 6.1% and 6.3% for the six months ended June 30, 2013 and 2012, respectively, based on historical experience. To date, we have not required any material adjustments to our expected forfeitures.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently licensed to a third party collaborator for one or more product categories and/or geographies, including our S9632 flavor ingredient for which we have rights for use in non-alcoholic beverages and our S336 and S807 savory flavor ingredients for which we have recently regained rights in North America, Japan and in certain product categories in various other geographies outside of Asia. We currently intend to commercialize S9632 and potentially other flavor ingredients under our direct sales strategy; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $5.3 million for the six months ended June 30, 2013. As of June 30, 2013, we had an accumulated deficit of approximately $236 million. We expect to incur additional losses for at least the next year. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales strategy and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales strategy or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

We expect to hold inventory and commit to future inventory purchases to support our direct sales strategy. If our inventory on-hand or committed amounts cannot be sold, our results of operations and/or financial position may be adversely affected.*

We do not currently hold any inventory of commercial quantities of any of our flavor ingredients. In connection with the launch of our direct sales strategy we expect it to be necessary or useful to hold commercial quantities of our flavor ingredients in inventory and we will likely need to commit to future purchases of our flavor ingredients in advance of customer orders. We have no prior experience in managing inventory for the commercialization of our flavor ingredients. In particular during the initial launch of our direct sales strategy we may have excess inventory on-hand, we may be forced to purchase excessive amounts of flavor ingredients in order to establish manufacturing relationship with third parties or to give potential customers greater confidence in the reliability of our supply, which may have a material adverse effect on our results of operations and/or financial position.

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

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

As previously reported, David B. Berger, our Senior Vice President, General Counsel and Corporate Secretary, informed us that he intended to cease his full-time employment with us effective August 2, 2013. On August 1, 2013, we entered into a letter agreement with Mr. Berger setting forth the terms of his continued part-time employment by us, which is not anticipated to extend beyond April 15, 2014. The letter agreement provides for cash compensation and reimbursement of business expenses during the period Mr. Berger is employed part-time by us, extension, subject to certain limitations, of Mr. Berger’s post-termination exercise period under his vested stock option grants, eligibility to receive a pro rata portion of his cash incentive bonus under our 2013 Executive Bonus Plan (determined using the same methodology applied to all of our eligible officers and payable at the same time as the bonuses paid, if any, to such officers), and an amendment to the terms of Mr. Berger’s change in control agreement with us to remove the cash severance and health care benefits previously provided under the agreement. This summary is qualified in its entirely by reference to the complete text of the letter agreement with Mr. Berger, which is filed as Exhibit 10.4 to this quarterly report on Form 10-Q.

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

10.1*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.

10.2+	2013 Equity Incentive Plan

10.3+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan

10.4+	Letter Agreement, dated August 1, 2013, between Senomyx, Inc. and David B. Berger.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

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

Senomyx, Inc.

Date: August 1, 2013	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)