Form 10-Q
period 2013-09-30
SENOMYX INC
filed 2013-11-12
CIK 1123979

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on November 5, 2013:  40,789,434

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2013	December 31, 2012
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$11,723	$15,427
Short-term investments available-for-sale	13,586	21,365
Accounts receivable	1,152	2,702
Other current assets	940	845
Total current assets	27,401	40,339

Long-term investments available-for-sale	10,248	5,031
Property and equipment, net	6,294	7,910
Total assets	$43,943	$53,280

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,608	$6,538
Deferred rent	246	183
Leasehold incentive obligation	987	987
Deferred revenues	11,403	10,580
Total current liabilities	18,244	18,288

Deferred rent	942	1,138
Leasehold incentive obligation	2,386	3,126
Deferred revenues	1,750	5,000

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2013 (unaudited) and December 31, 2012	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2013 (unaudited) and December 31, 2012; 40,753,310 and 40,100,483 shares issued and outstanding at September 30, 2013 (unaudited) and December 31, 2012, respectively	41	40
Additional paid-in capital	260,169	256,470
Accumulated other comprehensive income	12	7
Accumulated deficit	(239,601)	(230,789)
Total stockholders’ equity	20,621	25,728
Total liabilities and stockholders’ equity	$43,943	$53,280

[NOTE: The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Development revenues	$5,862	$7,007	$18,085	$20,247
Commercial revenues	867	909	3,793	2,882

Total revenues	6,729	7,916	21,878	23,129

Operating expenses:
Cost of commercial revenues	61	64	266	203
Research and development	7,053	7,152	21,401	21,458
General and administrative	3,098	2,739	9,051	8,498

Total operating expenses	10,212	9,955	30,718	30,159

Loss from operations	(3,483)	(2,039)	(8,840)	(7,030)

Other income	8	12	28	57

Net loss	(3,475)	(2,027)	(8,812)	(6,973)

Other comprehensive loss:
Unrealized gain (loss) on investments	26	10	5	(24)

Comprehensive loss	$(3,449)	$(2,017)	$(8,807)	$(6,997)

Net loss per share, basic and diluted	$(0.09)	$(0.05)	$(0.22)	$(0.17)

Shares used in calculating net loss per share, basic and diluted	40,673,885	39,981,991	40,588,656	39,907,866

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(8,812)	$(6,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,179	2,066
Accretion of premium on available-for-sale securities	191	137
Amortization of leasehold incentive obligation	(740)	(740)
Stock-based compensation for employees and non-employee directors	2,884	3,292
Stock-based compensation for non-employees	15	2
Change in operating assets and liabilities:
Accounts receivable	1,550	387
Other current assets	(127)	(162)
Accounts payable, accrued expenses and other current liabilities	(970)	(455)
Deferred revenues	(2,427)	(7,061)
Deferred rent	(133)	(74)
Net cash used in operating activities	(6,390)	(9,581)

Investing activities
Purchases of property and equipment	(523)	(1,441)
Purchases of available-for-sale securities	(20,887)	(25,388)
Maturities of available-for-sale securities	23,295	35,135
Net cash provided by investing activities	1,885	8,306

Financing activities
Proceeds from issuance of common stock, net of issuance costs	801	746
Net cash provided by financing activities	801	746

Net change in cash and cash equivalents	(3,704)	(529)
Cash and cash equivalents at beginning of period	15,427	15,964
Cash and cash equivalents at end of period	$11,723	$15,435

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$73	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Basis of Presentation

The financial statements of Senomyx, Inc. (“Senomyx” or the “Company”) at September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be reported for the year ending December 31, 2013. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2012, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

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

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and nine months ended September 30, 2013 and 2012 was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development	$417	$438	$1,188	$1,362
General and administrative	607	641	1,711	1,932
Total stock-based compensation expenses	$1,024	$1,079	$2,899	$3,294

At September 30, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $6.7 million, which is expected to be recognized over a weighted average period of 2.0 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss (in thousands)	$(3,475)	$(2,027)	$(8,812)	$(6,973)
Denominator:
Weighted average common shares	40,673,885	39,981,991	40,588,656	39,907,866

Basic and diluted net loss per share	$(0.09)	$(0.05)	$(0.22)	$(0.17)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,932,170	10,661,900	11,932,170	10,661,900

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of September 30, 2013 and December 31, 2012 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.              Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,512	$6	$—	$7,518
United States government agency securities	16,310	6	—	16,316

Total	$23,822	$12	$—	$23,834

The following is a summary of investments available-for-sale at December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,533	$1	$—	$5,534
United States government agency securities	20,856	6	—	20,862

Total	$26,389	$7	$—	$26,396

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company held $13.6 million of available-for-sale securities with maturity dates within one year and $10.2 million with maturity dates over one year and less than two years.

3.            Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013 or 2012.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$11,188	$11,188	$—	$—
United States Treasuries	7,518	7,518	—	—
United States government agency securities	16,316	—	16,316	—
Total financial instruments owned	$35,022	$18,706	$16,316	$—

4.              Product Discovery, Development and Commercialization Collaborations

In April 2013, the Company amended and restated the Collaborative Research and Development Agreement with Firmenich dated July 28, 2009, as amended, to extend the collaborative research period through July 2016, subject to limited termination rights. The agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. The significant deliverables under the agreement are research services and certain license rights. Firmenich will pay an additional non-refundable license fee of $5 million, of which $1 million was paid in the second quarter of 2013 and $3 million was paid in the third quarter of 2013. Firmenich will also pay approximately $13 million in research funding over the three-year extension period from July 2013 through July 2016, payable on a quarterly basis. Because of the proprietary nature of the Company’s technology, the Company has determined that the research services and license rights do not have standalone value and are therefore treated as a combined unit of accounting with development revenues to be recognized ratably over the collaborative research period. The Company may receive up to an additional $7 million in substantive development milestones based on specific objectives related to new sweet flavor ingredients, with a total of $14.1 million in substantive development milestones available under the amended agreement. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration.

No development milestones were earned during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company earned development milestones totaling $1.3 million related to its Sweet Taste Program and $500,000 related to its Cooling Taste Program.

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory flavors and cooling agents, and flavor modulators, such as sweet and salt modifiers and bitter blockers. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products while maintaining or improving taste and generating cost of goods savings.

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

In April 2013, concurrent with the amended and restated collaboration agreement, we entered into a supply agreement under which Firmenich has agreed to supply us with commercial quantities of certain sweet flavor ingredients selected for development under the collaboration agreement, including S9632 and S6973. The supply agreement has a term of ten years, and is exclusive through 2017 subject to limited exceptions. Pricing for purchases under the supply agreement will be determined in accordance with a pre-determined methodology and the supply agreement also contains other provisions intended to protect adequate supply and competitive pricing. In the third quarter of 2013, we agreed to specific pricing and delivery terms for the purchase of commercial quantities of S9632 from Firmenich in 2013 and 2014 under the terms of the supply agreement.

We have incurred significant losses since our inception in 1998 and, as of September 30, 2013, our accumulated deficit was $240 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  the requirement to hold sufficient inventory to support our direct sales strategy;

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues

We recorded development revenues of $5.9 million and $7.0 million during the three months ended September 30, 2013 and 2012, respectively. The decrease of $1.1 million was primarily attributable to development milestones of $1.3 million related to our Sweet Taste Program recorded in the third quarter of 2012, whereas none were recorded in the third quarter of 2013.

Our commercial revenues were $867,000 for the three months ended September 30, 2013 compared to $909,000 for the three months ended September 30, 2012. The change in commercial revenues was due to the reduction of certain minimum annual royalty arrangements related to our Savory Taste Program, partially offset by increased royalties related to our Bitter Blockers Program and our Sweet Taste Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo collectively accounted for approximately 88% and 84% of total revenues for the three months ended September 30, 2013 and 2012, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $61,000 and $64,000 for the three months ended September 30, 2013 and 2012, respectively. These amounts represent royalties payable under our third party licensing agreements. The change is consistent with a corresponding change in commercial revenues.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $7.1 million and $7.2 million for the three months ended September 30, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Salaries and personnel	$3,216	$3,239
Facilities and depreciation	1,372	1,369
Outside services	780	643
Patent and licensing	548	553
Research and development supplies	510	707
Stock-based compensation	417	438
Miscellaneous	210	203
Total research and development expenses	$7,053	$7,152

Outside Services. Our outside services expenses were $780,000 and $643,000 for the three months ended September 30, 2013 and 2012, respectively. The increase of $137,000 in outside services expenses was primarily attributable to increased activities for safety studies in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Research and Development Supplies. Our research and development supplies expenses were $510,000 and $707,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease of $197,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $3.1 million and $2.7 million for the three months ended September 30, 2013 and 2012, respectively. The increase of $359,000 resulted primarily from increased personnel-related expenses, including recruiting and relocation expenses related to hiring of new employees dedicated to our direct sales initiative.

Nine months Ended September 30, 2013 and 2012

Revenues

We recorded development revenues of $18.1 million and $20.2 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease of $2.1 million was partly attributable to development milestones of $1.8 million earned in 2012 related to our Sweet Taste and Cooling Taste Programs, whereas none were earned in the 2013 period. Also contributing was a $500,000 decrease in research and development funding for our Cool Taste Program due to the June 2013 expiration of the research funding period under our collaboration with Firmenich.

Our commercial revenues increased $911,000 from $2.9 million for the nine months ended September 30, 2012 to $3.8 million for the nine months ended September 30, 2013. The increase in commercial revenues was largely due to increased royalties and a commercial milestone payment based on our collaborator’s sales of products containing flavor ingredients developed under our Sweet Taste Program. Other factors include increased royalties related to our Savory Taste Program and our Bitter Blockers Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo collectively accounted for approximately 81% and 80% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $266,000 and $203,000 for the nine months ended September 30, 2013 and 2012, respectively. These amounts represent royalties payable under our third party licensing agreements. The increase is consistent with a corresponding increase in commercial revenues.

Research and Development Expenses

Our research and development expenses (including stock-based compensation expenses charged to research and development) were $21.4 million and $21.5 million for the nine months ended September 30, 2013 and 2012, respectively. A comparison of research and development expenses by category is as follows (in thousands):

	Nine months Ended September 30,
	2013	2012
Salaries and personnel	$9,813	$9,774
Facilities and depreciation	4,226	4,062
Outside services	2,454	1,926
Research and development supplies	1,676	2,198
Patent and licensing	1,404	1,496
Stock-based compensation	1,188	1,362
Miscellaneous	640	640
Total research and development expenses	$21,401	$21,458

Outside Services. Our outside services expenses were $2.5 million and $1.9 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $528,000 in outside services expenses was primarily attributable to increased activities for safety studies in support of product candidate regulatory filings, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

Research and Development Supplies. Our research and development supplies expenses were $1.7 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease of $522,000 in research and development supplies expenses was primarily attributable to decreased expenditures for compound screening-related supplies and other supplies used in research and development activities, as product candidates progressed from the screening and identification phase of our development process into the safety assessment and regulatory approval phase.

General and Administrative Expenses

Our general and administrative expenses (including stock-based compensation expenses charged to general and administrative) were $9.1 million and $8.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase of $553,000 was primarily due to personnel-related expenses, including recruiting and relocation expenses related to hiring of new employees dedicated to our direct sales initiative.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through research and development payments under our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of September 30, 2013 we had received $210 million in non-refundable license fees, research and development payments, cost reimbursements and development milestone payments from our collaboration agreements. In addition, we had received $195 million in proceeds from the sales of common and preferred stock, $15 million in royalties and commercial milestone payments and $12 million in interest income.

At September 30, 2013, we had $35.6 million in cash, cash equivalents and investments available-for-sale compared to $41.8 million at December 31, 2012, a decrease of $6.2 million. This overall decrease resulted from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $6.4 million and $9.6 million for the nine months ended September 30, 2013 and 2012, respectively. The use of cash was driven by net losses and changes in operating assets and liabilities. Our net loss increased $1.8 million to $8.8 million for the nine months ended September 30, 2013 compared to $7.0 million for the nine months ended September 30, 2012. Net changes in operating assets and liabilities used cash of $2.1 million and $7.4 million during the nine months ended September 30, 2013 and 2012, respectively. The decrease in the 2013 period resulted from the timing of payments received from collaborators, as well as a decrease in the amount of deferred revenues recognized during the period due to the April 2012 extension of the service period over which the original license fee related to the Firmenich Sweet Taste Program collaboration is being recognized. Non-cash expenses decreased $228,000 to $4.5 million for the nine months ended September 30, 2013 from $4.8 million for the nine months ended September 30, 2012, primarily due to a decrease in stock-based compensation expense.

Investing Activities

Investing activities provided cash of $1.9 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by investing activities primarily reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities, as part of the ongoing management of the investment portfolio. Purchases of property and equipment decreased $918,000 from $1.4 million for the nine months ended September 30, 2012 to $523,000 for the nine months ended September 30, 2013, due to a decline in purchases of scientific equipment.

Financing Activities

Financing activities provided cash of $801,000 and $746,000 for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by financing activities reflects net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options.

As of September 30, 2013 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$10,274	$2,918	$6,058	$1,298	$—
License payments	70	70	—	—	—
Total	$10,344	$2,988	$6,058	$1,298	$—

As of September 30, 2013, we had no long-term debt obligations.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of covered sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement. Royalties currently paid under the agreement exceed the level of future minimum annual royalty payments.

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

Commencing October 1, 2013, we are entitled to receive $17.9 million in non-refundable license fees and research and development payments from our collaborators over the remaining life of our current collaboration agreements. If all extension options are elected, we would be entitled to receive an additional $17.6 million for a total of $35.5 million in non-refundable license fees and research and development payments. Assuming all milestones are achieved for all program goals for all collaborations and we receive all license fees and research and development funding, including any amounts due upon the election of extension options, we may be entitled to receive up to $65.8 million.

In the next three months (through December 31, 2013), we anticipate receiving $3 million in license fees and research and development funding. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Our current collaborative agreements with Firmenich, as amended and restated in April 2013, and PepsiCo related to our Sweet Taste Program are scheduled to expire in July 2016 and August 2014, respectively. If any of our collaborative agreements with Firmenich or PepsiCo were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its actual commercialization efforts related to currently marketed Senomyx flavor ingredients, including S2383 and S6973, we may experience a decline in our revenues and we may not be able to achieve our financial projections.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently licensed to a third party collaborator for one or more product categories and/or geographies, including our SweetmyxTM SR96 (S9632) flavor ingredient for which we have rights for use in non-alcoholic beverages and our SavorymyxTM UM80 (S807) and S336 savory flavor ingredients for which we have recently regained rights in North America, Japan and in certain product categories in various other geographies outside of Asia. We currently intend to commercialize Sweetmyx SR96, Savorymyx UM80 and potentially other flavor ingredients under our direct sales strategy; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

We only recently began marketing, distributing or selling flavor ingredients directly to customers. There can be no assurance that our direct sales strategy will be successful or that we will enter into any new business arrangements for any of our flavor ingredients that are not currently licensed to a third party collaborator. We may encounter difficulties or delays to implement our direct sales strategy or enter into any new business arrangements that we elect to pursue. Any of these events could also delay our anticipated timelines, prevent the successful commercialization of our flavor ingredients, negatively impact our financial results, and delay or prevent us from ever achieving or sustaining profitability.

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

If we or our collaborators are unable to obtain and maintain the Generally Recognized as Safe, or GRAS, determination or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In the United States, the development, sale and incorporation of our flavor ingredients into products are subject to regulation by the Food and Drug Administration, or FDA, and in some instances, other government bodies. Obtaining and maintaining a GRAS determination or other regulatory approval can be costly and take many years.

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process. In our experiences with the savory, sweet and bitter programs, safety studies, preparation and FEMA GRAS review has ranged from 12 to 18 months and cost up to approximately $1.5 million per flavor ingredient. This experience may not be representative of the timing and cost for current and future programs. This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 18 months and cost more than $1.5 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. For example, we do not believe that any natural high intensity sweetener that we discover would qualify for a FEMA GRAS determination for its use as a sweetener. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all and may also harm our ability to maintain our existing collaboration agreements or enter into new collaborations.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $8.8 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of approximately $240 million. We expect to incur additional losses for at least the next year. The extent of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales strategy and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales strategy or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

If we lose our key personnel or are unable to attract and retain qualified personnel, it could adversely affect our business.*

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. In September 2013 we announced that Kent Snyder, our Chief Executive Officer, will retire effective January 2, 2014, and John Poyhonen has been appointed to succeed Mr. Snyder as Chief Executive Officer. Mr. Snyder will continue to serve as Chairman of our Board of Directors. We have entered into employment letter agreements with each of our executive officers, including Messrs. Snyder and Poyhonen; however, all of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. In addition, we currently have no key person insurance. If we are not able to attract and retain the necessary personnel to accomplish all of our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our current or any future product discovery and development collaborators in a timely fashion, to support our independent discovery and development programs or to pursue our direct sales strategy. In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline. Moreover, the loss of the services of one or more of our executive officers or key members of our management or scientific staff could negatively impact the relationships we have with our collaborators.

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

We expect to hold inventory and commit to future inventory purchases to support our direct sales strategy. If our inventory on-hand or committed amounts cannot be sold, our results of operations and/or financial position may be adversely affected.*

We do not currently hold any inventory of commercial quantities of any of our flavor ingredients. In connection with the launch of our direct sales strategy we expect it to be necessary or useful to hold commercial quantities of our flavor ingredients in inventory. We have committed and will likely need to continue to commit to future purchases of our flavor ingredients in advance of customer orders. We have no prior experience in managing inventory for the commercialization of our flavor ingredients. In particular, during the initial launch of our direct sales strategy we may have excess inventory on-hand, we may be forced to purchase excessive amounts of flavor ingredients in order to establish manufacturing relationship with third parties or to give potential customers greater confidence in the reliability of our supply, which may have a material adverse effect on our results of operations and/or financial position.

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

10.1+	Letter agreement dated September 20, 2013 between the Registrant and Kent Snyder.

10.2+	Letter agreement dated September 20, 2013 between the Registrant and John Poyhonen.

10.3+	Second Amendment to Change in Control Agreement dated September 20, 2013 between the Registrant and John Poyhonen.

31.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kent Snyder, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

+      Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 12, 2013	By:	/S/ KENT SNYDER
Kent Snyder Chief Executive Officer and Chairman of the Board of Directors (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)