Form 10-K
period 2013-12-31
SENOMYX INC
filed 2014-03-13
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non—affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $65,402,000. Excludes an aggregate of 10,636,865 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2013. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 5, 2014, there were 41,639,949 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

SENOMYX, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

PART I

Item 1.   Business

Overview

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

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

In 2013, we implemented a complementary commercialization strategy whereby we sell certain Senomyx flavor ingredients directly to flavor companies for re-sale to their food and beverage company customers. We expect the flavor companies will add value by incorporating our ingredients into proprietary flavor systems, which include a combination or variety of flavor ingredients, for their customers. To support this direct sales program, we have established relationships with third party manufacturers. Our commercial revenues under the direct sales program will be the actual sales of our flavor ingredients to flavor companies and other customers.

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

We are currently pursuing the discovery, development and/or commercialization of flavor ingredients through five programs focused on sweet, savory, bitter, cooling and salt taste areas. The goal of our Sweet Taste Program is to add to our portfolio of new flavors with modifying properties that, when added to a flavor system, allow our customers to restore the desired sweet taste to food and beverage products that have a significant reduction in sweeteners. The goals of our Savory Flavor Program are to add to our portfolio of new flavor ingredients that mimic the taste of naturally occurring glutamate to enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining Senomyx’s savory flavor ingredients with other ingredients to create unique new flavors. The goal of our Bitter Blocker Program is to reduce or block bitter taste to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our Cooling Taste Program is to discover novel cooling flavor ingredients that have advantages over currently available flavor ingredients for a variety of applications. The goal of our Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.

We were incorporated in September 1998 in Delaware. Our internet address is www.senomyx.com. We post links on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available through our website free of charge. Our filings may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov.

Industry Background

Flavor Industry Overview

Flavor ingredients are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavor ingredients can be either natural or artificial compounds. Flavor ingredients are generally sold as part of a flavor system developed by a flavor company. Flavor systems are then sold for use by packaged food and beverage companies or companies that make pharmaceutical or healthcare products.

While a few packaged food, beverage and ingredient companies have their own internal flavor research and development programs, most have traditionally relied on purchases of flavor systems from third parties. Historically, most third party flavor companies have purchased or manufactured flavor ingredients on a commodity basis and then used these to create flavor systems for their packaged food and beverage customers. The ability to incorporate unique flavors that deliver a great taste profile in end products is a key consideration of packaged food and beverage companies as they strive to differentiate their brands in the marketplace. As such, flavor companies are constantly looking to identify unique, value-added ingredients that will help to meet their customers’ needs for innovative flavor solutions.

Traditionally, companies have discovered new flavor ingredients primarily by using inefficient, non-automated and labor-intensive trial and error processes involving a limited number of trained taste testers. Using this approach, taste testers must physically taste each potential flavor ingredient to assess the taste characteristics of the compound. Taste testers can assess only a limited number of potential flavor ingredients at one time due to the sensory fatigue that results from repeated tasting. In addition, the human tongue has a limited ability to identify distinct flavors. As a result, only a small fraction of the available universe of ingredients can be tested economically.

Flavor ingredients are regulated in the United States under provisions of the Food, Drug and Cosmetic Act, or FD&C Act. Flavor ingredients sold in countries and regions outside the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union. For further discussion of the regulatory regime for flavor ingredients, please see the “Regulatory” section below.

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, baked goods, dairy products, frozen foods, snack foods, main meal and side dish mixes, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, worldwide sales of packaged food and beverage products in 2012 were approximately $2.2 trillion, of which approximately $353 billion was generated in the United States. These figures represent annual growth rates of approximately 5% and 2%, respectively, over 2007 amounts. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $1.7 trillion and sales of non-alcoholic beverages were approximately $539 billion.

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2012 worldwide sales of non-alcoholic beverages were approximately $539 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenues of approximately $539 million.

As a result of these market opportunities, packaged food, beverage and ingredient companies are constantly seeking ways to differentiate their products, demand for which can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavor ingredients can potentially provide an important way to differentiate a particular product through improvements in nutritional profile, flavor ingredient innovation and cost of goods savings while maintaining desired taste.

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

•                  Cost of Goods Savings. The packaged food, beverage and ingredient industries purchase enormous quantities of raw materials to produce their products. According to the Food and Agriculture Division of the United Nations and LMC International, an economic and business consultancy providing economic research and consultancy services, estimated worldwide sugar consumption was approximately 156.4 million metric tons during 2012. Using calendar year 2013 refined sugar prices, the market value of processed sugar consumed worldwide is therefore in excess of $79 billion on an annual basis. Worldwide demand for high-fructose corn syrup in 2012 was approximately 13.7 million metric tons, according to LMC International, at an estimated value of approximately $8 billion based on January 2014 spot prices. Worldwide demand for MSG was approximately 2.4 million metric tons in 2012 with an estimated value of $3.3 billion, according to a Mintel / Leatherhead Food Research report. Flavor ingredients can potentially facilitate a reduction in the quantity of these ingredients used in packaged food, beverage and ingredient products, which could result in significant decreases in costs and associated increases in profit margins.

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

•                  Reducing Sweeteners, MSG and Salt in Packaged Food and Beverage Products. Our resources are focused on discovering, developing and commercializing flavor ingredients that, when added as part of a flavor system, will enable food and beverage manufacturers to significantly reduce the levels of sugar, fructose, artificial sweeteners, MSG and salt in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile and/or taste of packaged food and beverage products.

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

•                  Obtaining Exclusive or Co-Exclusive Use of Proprietary Flavor Ingredients. We are able to offer our current and future collaborators exclusive or co-exclusive use of certain proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies. We believe this approach will assist our collaborators in differentiating their products from those of their competitors. This strategy has been executed with our existing collaborative agreements.

•                  Accessing Proprietary Flavor Ingredients. Through our direct sales program, we are able to offer flavor companies our proprietary flavor ingredients for incorporation into their flavor systems for re-sale to food and beverage manufacturers. We believe this approach will allow numerous food and beverage manufacturers to improve or maintain the taste of their offerings while improving the nutritional profile of packaged food, beverage and ingredient products.

•                  Reducing Cost of Goods. We believe our proprietary flavor ingredients will enable food and beverage manufacturers to reduce overall raw material ingredient costs in certain cases, particularly for those products containing high levels of carbohydrate sweeteners and MSG.

•                  Reducing Environmental Impact. Flavor ingredients such as our sweet taste modifiers can be used as part of a flavor system to reduce the use of sweeteners such as sucrose, or common table sugar, and high fructose corn syrup. This can reduce the cost and environmental impact of transportation of the goods, as well as the use of water and fertilizers to grow the associated crops. In addition, in the case of powdered or concentrated products, a reduction in the use of added sweeteners may allow manufacturers to reduce package sizes and therefore use less packaging materials without impacting serving sizes or the number of servings in a single package.

Our Strategy

Our goal is to use our flavor programs to become the leader in the discovery, development and commercialization of new and improved proprietary flavor ingredients that are commercialized either through collaborations with leading companies or through direct sales by us. Key elements of our strategy include:

•                  Maintaining and Expanding Our Technology Position. We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies, and our natural and artificial compound libraries provide us and our collaborators with significant competitive advantages. We intend to continue to add to our compound libraries and develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover, develop and commercialize new proprietary flavor ingredients.

•                  Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, Generally Recognized as Safe, or GRAS, Determination. Our primary focus is on the development of flavors and flavors with modifying properties that will qualify for a FEMA GRAS determination. Thirteen flavor ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination. Upon the GRAS determination, our collaborators and customers can begin to test market and commercialize retail products or flavor systems incorporating our flavor ingredients in several key markets.

•                  Collaborating With Leading Packaged Food, Beverage and Ingredient Companies. We are collaborating with leading packaged food, beverage and ingredient companies to develop and commercialize certain of our product candidates. Under our license agreements, our collaborators are allowed exclusive or co-exclusive use of certain of our proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies. In general, our collaborators are responsible for manufacturing, marketing, selling and distributing their products incorporating flavor ingredients discovered and developed by us. In addition, our collaborators are responsible for all costs of manufacturing our flavor ingredients for their own use. As a result, we expect certain of our flavor ingredients will be commercialized without our incurring significant sales, marketing, manufacturing and distribution costs. As appropriate, we seek to establish additional collaborations with leading packaged food, beverage and ingredient companies to use flavor ingredients developed through our existing programs for use within new packaged food, beverage and ingredient product fields.

•                  Pursuing Market Opportunities through Direct Sales. We seek to optimize the value of our flavor ingredients by creating new opportunities to increase their usage by food and beverage companies. In some cases, we may be able to commercialize our flavor ingredients in select product categories and geographies that have been licensed to collaborators. In these instances, we may elect to commercialize those flavor ingredients ourselves through our direct sales program in available product categories or geographies. We also have discovered and developed flavor ingredients which have not been licensed under collaborative agreements. Our direct sales efforts are focused almost exclusively on selling certain of our flavor ingredients directly to flavor companies. We expect the flavor companies will add value by incorporating our ingredients into proprietary flavor systems for re-sale to their food and beverage company customers. We believe the direct sales program enables a deeper and broader penetration of the food and beverage industry and accelerates commercialization by expanding the market for our products.

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

•                  Safety Studies and Regulatory Approval of Product Candidates. The next step in our discovery and development process is to select one or more product candidates for development and potential commercialization. We then evaluate the selected product candidate for safety in accordance with flavor industry standards, including preliminary in-vitro evaluation and additional in-vivo studies to confirm an acceptable safety profile. Following this evaluation, we submit the safety data along with the physical and chemical properties of the product candidate and a description of manufacturing and conditions of intended use to FEMA for review. The FEMA review is conducted by an independent Expert Panel identified and convened by FEMA. If the Expert Panel determines the product candidate to be GRAS, data from the safety studies supporting the GRAS determination are provided to the Food and Drug Administration, or FDA, and published in the journal Food Technology. The FEMA GRAS status allows the flavor ingredients to be commercialized in the United States and several other countries and regions. FEMA GRAS status also facilitates regulatory determinations in a number of additional countries.

Thirteen flavor ingredients developed as part of our savory, sweet and bitter programs have received FEMA GRAS determination. The process from selection for development until receipt of that determination has historically ranged from 12 to 18 months. Costs associated with the FEMA GRAS process, including external third-party safety studies and preparation of the application, ranged up to approximately $1.5 million per flavor ingredient. We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost. However, the length of time and cost may vary depending on the properties of the flavor ingredient. In addition, regulatory approval of the flavor ingredients in other jurisdictions may require that we conduct additional studies or incur additional expenses. Furthermore, the regulatory approval of natural high intensity sweeteners will likely require submission through the Food Additive Petition process. For further discussion of the Food Additive Petition process, please see the “Regulatory” section below.

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

The current status in the development of proprietary taste receptor-based assay systems for taste receptors is as follows:

•                  Savory Receptor. Glutamate is a natural component of foods, including tomatoes, mushrooms, parmesan cheese, and meats. It is often added to foods in the form of MSG to provide a savory flavor. The savory receptor is composed of two proteins called hT1R1 and hT1R3. The T1R proteins are members of the G protein-coupled receptor, or GPCR, family and are expressed on the surface of certain taste bud cells. We created a proprietary high-throughput savory taste receptor-based assay system and demonstrated that it responded to MSG and inosine monophosphate, or IMP. Using this technology, we identified a number of savory flavor ingredients that have been determined to be GRAS.

•                  Sweet Receptor. The sweet receptor is composed of two proteins called hT1R2 and hT1R3. The hT1R3 protein is shared in common with the savory receptor. Like the savory receptor, the sweet receptor is also a member of the GPCR family and is expressed on the surface of certain taste bud cells. We created a proprietary high-throughput sweet taste receptor-based assay system and demonstrated that it responded to many different sweet-tasting compounds including carbohydrate sweeteners and artificial sweeteners. This technology has led to the discovery and development of several flavor ingredients that have been determined to be GRAS. We have an ongoing research program to identify additional modifiers of sucrose, fructose and other sweeteners. In addition, we also have efforts in progress to discover natural high intensity sweeteners.

•                  Bitter Receptors. There are 25 bitter receptors in humans. These are also members of the GPCR protein family. Taste receptor expression studies showed that the 25 bitter receptors are likely present together in the same subset of taste cells. The bitter receptors are believed to have evolved as a defense mechanism to warn of and discourage the ingestion of poisonous substances. It is thought that each bitter receptor can recognize a subset of bitter-tasting compounds and that a single bitter tasting compound can activate multiple bitter receptors. We have received GRAS regulatory determinations for bitter blockers that can be used to reduce the bitterness of foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A, a major component of the sweetener stevia.

•                  Cool Receptor. The protein TRPM8 is an ion channel that is activated by both cool temperature and cooling agents such as menthol and WS-3. We developed a high-throughput screening assay using the TRPM8 protein, and we validated the assay using a set of known cooling agents. We have identified several sample classes of new cooling agents that demonstrate a taste proof-of-concept and display preferred cooling properties. Definitive safety studies and other development activities in preparation for future regulatory filings are underway for a new cooling ingredient. We are also evaluating additional cooling agents for potential development.

•                  Salt Receptor. The primary receptor or receptors responsible for salt taste perception in humans have not been definitively identified in the scientific literature. Current activities include using analytical approaches to evaluate a proprietary database of proteins found in taste buds in order to determine which of these proteins may be relevant to salt taste perception.  Taste bud proteins under investigation include potential lead candidates for the detection of salt taste, as well as proteins that may be involved in the process for signaling the sensory perception of saltiness.  The discovery of taste bud proteins responsible for salt taste perception is intended to facilitate the identification of new salt flavor modifiers.

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

Regulatory Process

Flavoring substances, including flavor ingredients intended for use in foods and beverages in the United States, are regulated under provisions of the FD&C Act. Flavor ingredients sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union. These regulations are subject to frequent revisions and interpretation.

Regulation of Flavor Ingredients in the United States. In the United States, flavor ingredients are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel. FEMA has administered the GRAS program for flavor ingredients on behalf of the industry for over 50 years. Several countries outside of the United States, including Canada, Brazil, Argentina and the Philippines, allow flavor use in food based on GRAS recognition by the FEMA Expert Panel. Several other countries either add new FEMA GRAS ingredients to their positive lists of approved flavoring agents or add the new FEMA GRAS lists to their flavor regulations by specific reference. The other possible route for approval of a flavor-modifying ingredient is a GRAS self-determination (independent of FEMA) with or without FDA notification. Our goal is that the flavor ingredients we discover will achieve GRAS determination by the FEMA Expert Panel.

GRAS Review Process.  Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An independent Expert Panel, convened to undertake a GRAS review, determines whether an ingredient is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of certain new ingredients used in food and may declare them as having been adequately shown through scientific procedures to be generally recognized as safe under the conditions of their intended use. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor ingredient per person and submit a report to the GRAS review panel describing the physical, structural, safety, and metabolic properties of the flavor ingredient. The entire GRAS determination process, including the safety and metabolic studies, application preparation and GRAS panel review, can take up to two years or longer. However, if there are prior safety data on the ingredient or an ingredient with a related structure, then fewer safety studies may be required for the GRAS review and the GRAS review process can be shorter than two years.

The most common types of GRAS review are:

•                  FEMA Expert Panel. The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance. The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. If the FEMA Expert Panel determines a flavor ingredient to be GRAS, data from the safety studies supporting the GRAS determination are provided to the FDA and published in the journal Food Technology. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Thirteen of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

•                  Specifically Convened Independent Panel. An independent, qualified panel of experts in pertinent scientific disciplines may be formed by the manufacturer to evaluate the safety of a specific ingredient for GRAS status. This process is known as “self-determination of GRAS status.” The basis for the GRAS self-determination is not required to be submitted to the FDA. However, the FDA may request information on ingredients that have been self-determined to be GRAS, or the information may be provided voluntarily.

Regulation of Flavor Ingredients outside of the United States. Outside of the United States, flavor approvals vary by country. There is, however, some commonality in approach in many countries. As explained above, several countries either accept GRAS recognition by the FEMA Expert Panel as the basis for approval or GRAS recognition facilitates country approval. Many countries, particularly developing countries in Latin America and Africa, accept favorable review by the WHO/FAO Joint Expert Committee on Food Additives, or JECFA, as the basis for approval or to facilitate approval. FEMA automatically submits new GRAS ingredients to the Codex Alimentarius through the FDA for JECFA review. Some other countries have their own unique approval processes. The European Union, or EU, has established EU-wide regulations for flavor ingredient use based on safety evaluations by the European Food Safety Authority, or EFSA, and risk management (i.e. regulation development) by the Directorate General for Health. A number of countries in eastern Europe or in Africa accept EU approval as the basis for approved use. China, Japan, Indonesia and Russia also have independent regulatory review processes for flavors. We have received regulatory approvals for several of our flavor ingredients from JECFA, EFSA, the Chinese Ministry of Health and other authorities outside of the United States.

Food Additive Petition Process.   Food ingredients may be evaluated through a food additive petition. If there is insufficient general knowledge or for a variety of other reasons, including unusual conditions of intended use, a food additive petition may be filed with the FDA. Food additive petitions contain information on the structural nature of the ingredient, the manufacturing process, information on use in food, estimates of human exposure from use of the ingredient in food and all known information related to the safety of the ingredient. The FDA reviews the petition content, requests additional information if necessary, publishes a proposed rule for use in food, reviews comments on the proposed rule and publishes a final rule, if the use is determined to be acceptable. The safety data requirements for food additives are the same as for GRAS substances, although high use substances will require additional safety data. We estimate that a food additive petition could cost up to $10 million and may take up to four years to complete for submission. Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies. Examples of ingredients that have gone through a food additive petition process include the artificial sweeteners aspartame, acesulfame K and sucralose. It may be necessary for any high intensity sweeteners that we discover or develop to follow this regulatory route.

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

Patents and Proprietary Rights

We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary rights are described by valid and enforceable patents or are effectively maintained as trade secrets. Accordingly, we are pursuing and will continue to pursue patent protection for our proprietary technologies. As of December 31, 2013 we are the owner or the exclusive licensee of 206 issued United States patents, 48 pending United States patent applications, 200 issued foreign patents and 241 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire in 2015 through 2031. The earliest patent expiration for our approved flavor ingredients is in 2024 for certain savory flavor ingredients.

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

Sweet Modifiers

The goal of the Sweet Modifier component of our Sweet Taste Program is to restore the desired taste profile of products in which natural and artificial sweeteners have been reduced. We have identified S2383, a novel modifier of the high-intensity sweetener sucralose; S6973 and S9632, two modifiers of sucrose, or common table sugar; and S617, a modifier of sucrose and high fructose corn syrup.

Taste tests demonstrated that S2383, when used as part of a flavor system, enabled up to a 75% reduction of sucralose in product prototypes such as beverages, yogurt and baked goods, yet maintained the same sweet intensity without any off-tastes. We have received FEMA GRAS status for S2383, as well as a positive determination regarding safety from JECFA. The JECFA determination allows immediate usage of a new ingredient in many countries and also enables regulatory approvals in other countries around the world. We have also received regulatory approval of S2383 in the EU.

The sucrose modifier S6973, when used as part of a flavor system, allows an approximately 50% reduction of sucrose in taste tests with product categories such as baked goods, cereals, gum, condiments and relishes, confectioneries and frostings, frozen dairy offerings, fruit ices, gelatins and puddings, hard and soft candy, jams and jellies, milk products, and sauces. We have received FEMA GRAS status for S6973 and a positive determination from JECFA. In March 2014, we announced regulatory approval of S6973 in the EU.

S9632 is a sucrose modifier with very favorable taste and physical characteristics that when used as part of a flavor system enables an approximately 50% reduction of sugar in foods and beverages. We have received FEMA GRAS status for S9632, which allows usage in a broad range of non-alcoholic beverages including powdered and concentrated beverages, along with ready-to-drink and powdered forms of dairy, coffee and tea products.  In addition, S9632 may be used with alcoholic beverages, as well as a variety of foods, including dairy products, confectioneries, snack foods, and sauces. We are pursuing additional regulatory approvals for S9632 outside the United States.

S617 is a new flavor ingredient intended to be used as part of a flavor system to restore the desired taste profile of products in which either sucrose or high fructose corn syrup, also known as HFCS, has been reduced. Taste tests have demonstrated that S617 is effective in a variety of beverage prototypes, including carbonated soft drinks, in which up to 35% of the HFCS or up to 50% of the sucrose has been reduced. In March 2014, we announced receipt of FEMA GRAS status for S617.

We continue to optimize and evaluate other promising artificial sweet taste modifiers of sucrose and/or HFCS, which are widely used as sweeteners for beverages and other products. In addition, we continue to make progress in our efforts to discover and develop natural sweet taste modifiers, including the achievement of a taste proof-of-concept for a natural sucrose modifier.

Natural High Intensity Sweeteners

The goal of the Natural High Intensity Sweetener component of our Sweet Taste Program is to discover and develop novel no- or low-calorie natural high intensity sweeteners.  We continue to make progress in our efforts to discover and develop natural high-potency sweeteners, including the achievement of a taste proof-of-concept for a natural high-potency sweetener. Ongoing activities include further expansion of our natural products library, high-throughput screening of these plant-derived samples, and taste tests of samples of interest.

Savory Flavor Program

The goals of our Savory Flavor Program are to mimic the taste of naturally occurring glutamate to enable the reduction or removal of added MSG and to provide new savory tastes to foods by combining Senomyx’s savory flavor ingredients with other ingredients to create unique new flavors. We have received FEMA GRAS determinations for several of our savory flavor ingredients, including S336 and S807. The Chinese Ministry of Health has granted official regulatory approval in China for S336 and S807, and these flavor ingredients have also received positive reviews by JECFA and regulatory approval in the EU. We may elect to develop additional savory flavor ingredients in the future.

Bitter Blocker Program

The goal of this program is to reduce or block bitter taste to improve the overall taste characteristics of foods, beverages, and ingredients. Two of our bitter blockers, S6821 and S7958, have received GRAS regulatory status. S6821 has demonstrated activity against bitter tasting foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (stevia). S7958, a related bitter blocker with similar functionality, has alternative desirable physical properties that may be useful for these or other product applications. We continue to evaluate potential new bitter blockers that we may elect to develop in the future.

Cooling Taste Program

The goal of the Cooling Taste Program is to identify novel cooling agents that have advantages over currently available ingredients (i.e. menthol and WS-3). We have identified several sample classes of new cooling agents that demonstrate a taste proof-of-concept and display preferred cooling properties. Definitive safety studies and other development activities in preparation for future regulatory filings are underway for S2227, a new cooling ingredient. We may elect to develop additional cooling agents in the future.

Salt Taste Program

The goal of the Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers. This program is an important research focus for our longer-term pipeline. We are using analytical approaches to evaluate a large proprietary database of proteins found in taste buds in order to find the specific protein or group of proteins that function to detect salt in foods. This protein or proteins can then serve as research targets to discover new salt flavor modifiers using our novel flavor technology.

We identified a small group of proteins that meet certain criteria for potentially being involved in salt taste, and we have begun more advanced tests to determine if they function to detect salt. Each of these candidate targets is being further evaluated to see if it modulates salty taste, which would provide a taste proof-of-concept.

Commercialization

Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be commercialized immediately. Our collaborators and customers have ultimate responsibility for commercialization of Senomyx flavor ingredients in their end product and flavor system offerings, respectively. Prior to commercialization, collaborators and customers complete extensive product formulation work on their targeted product and flavor system offerings. Food and beverage manufacturers may validate final formulations for products through in-house sensory evaluation as well as external in-market taste tests by consumers. Upon confirming consumer acceptance of target products, the companies complete activities such as the development of packaging and sales materials, and initial manufacturing scale-up of the products, enabling their market launch.

Market Overview

Each of our programs focuses on developing flavor ingredients that address large, potentially overlapping markets. Our Sweet Taste Program is aimed at developing flavor ingredients or discovering natural high intensity sweeteners that could be used in product categories such as beverages, dairy products and baked goods. Our Savory Flavor Program is aimed at developing flavor ingredients that could be used in product categories such as ready meals, sauces, soups, pastas, dried foods and snack foods. Our Bitter Blocker Program is focused on developing flavor ingredients that could be used in product categories such as products that contain bitter tastants, including beverages, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners. Our Cooling Taste Program is aimed at developing flavor ingredients that could be used in products that incorporate cooling agents, such as cough medicines, confectionaries and OTC oral hygiene products. Our Salt Taste Program is aimed at developing flavor ingredients that could be used in virtually all food product categories.

Our commercial revenues to date are primarily based on predefined terms within our collaborative agreements, generally royalties under a retail or ingredient supply model. In our retail-based agreements, royalties are calculated as a percentage of the net sales price of a manufacturer’s finished products or are based on the volume of a manufacturer’s finished product that it sells. In our ingredient supply-based agreements, royalties are calculated as a percentage of the sales price of either the Senomyx flavor ingredient itself or the flavor system in which the Senomyx flavor ingredient is contained or are based on the volume of the flavor ingredient itself used by a manufacturer in a finished product.

We sell certain novel flavor ingredients to targeted flavor companies for their use in proprietary flavor systems. Some market opportunities are represented in the tables below as direct sales; however, we may still establish collaborative agreements for select flavor ingredients to optimize their commercial value.

The market potential, partners and licenses for our key programs are described below.

Sweet Taste Program

Our Sweet Taste Program is focused on developing flavor ingredients or discovering natural high intensity sweeteners that address large global markets. The worldwide market for sucrose and fructose is estimated to be $87 billion at a volume of 170.1 million metric tons. The sucralose market is approximately $460 million at a volume of 4,600 metric tons. These estimates are based on 2012 data from Euromonitor, Leatherhead Food Research, LMC International, Milling & Baking News and the USDA Economic Research Service.

The most important product category for our Sweet Taste Program is the non-alcoholic beverage market. According to Beverage Digest, 2012 global sales at the retail consumer level exceeded $1 trillion with global volume of almost 130 billion unit cases (each unit case is 192 ounces). The largest segment of this market is carbonated soft drinks with global sales of nearly $370 billion and volume of almost 39 billion unit cases. The following table provides additional detail for 2012 on the key segments of the global non-alcoholic beverage market.

Beverage Type	US Dollars (billions)		Unit Cases (billions)
Carbonated Soft Drinks	$369.5	36%	38.9	30%
Bottle water	204.0	20%	33.9	26%
Juice drinks	203.5	20%	16.1	12%
Sports / Energy Drinks	82.8	8%	3.6	3%
Other(1)	169.2	16%	37.4	29%
Totals	$1,029.0	100%	129.9	100%

(1) “Other” includes bulk water, squash/syrups, fruit powders, ready-to-drink tea and ready-to-drink coffee.

The commercialization strategy and licensed rights by company for flavor ingredients from our Sweet Taste Program are summarized in the following table.

Commercialization Strategy and Licensed Rights by Company
Sweet Flavor Ingredient	Firmenich (Ingredient Supply)	PepsiCo (Retail)	Senomyx (Direct Sales)

Fructose/sucrose modifier S617	Period of exclusivity for all foods and alcoholic beverages; co-exclusive with PepsiCo for powdered beverages	Exclusive for all non-alcoholic beverages, except co-exclusive with Firmenich for powdered beverages	Effective March 2018, available for direct sales to flavor companies for use in all foods and alcoholic beverages

Sucrose modifier S6973 (Sweetmyx™ SR69)	Period of exclusivity for all foods and certain beverages	None	Effective April 2014, available for direct sales to flavor companies for use in all foods and certain beverages

Sucrose modifier S9632 (Sweetmyx SR96)	Period of exclusivity for all foods and alcoholic beverages; non-exclusive for powdered beverages	None	Currently available for direct sales for use in all non-alcoholic beverages; effective September 2015, available for direct sales to flavor companies for use in all foods and alcoholic beverages

Sucralose modifier S2383	Exclusive for all foods and beverages	None	None

New artificial sweet modifiers	Period of exclusivity for all foods and alcoholic beverages; co-exclusive with PepsiCo for powdered beverages	Exclusive for all non-alcoholic beverages, except co-exclusive with Firmenich for powdered beverages	Following Firmenich period of exclusivity, available for direct sales to flavor companies for use in all foods and alcoholic beverages

New natural sweet modifiers	Exclusive for all food and alcoholic beverages; co-exclusive with PepsiCo for powdered beverages	Exclusive for all non-alcoholic beverages, except co-exclusive with Firmenich for powdered beverages	None

New natural sweeteners	None	Exclusive for all non-alcoholic beverages, except co-exclusive with Senomyx for powdered beverages; royalties based on ingredient supply model	Potential direct sales for use in all foods, alcoholic beverages and powdered beverages

Savory Flavor Program

Our Savory Flavor Program is aimed at developing flavor ingredients that address a worldwide market for monosodium glutamate (MSG) with a value of $3.3 billion and consumption of 2.4 million metric tons, based on 2012 data from Mintel / Leatherhead Food Research. Additionally, these flavor ingredients may be used to create unique savory flavor systems. The incremental opportunity for the entire savory flavors market segment is approximately $1.9 billion in global sales based on 2012 data from RTS Resource, Ltd.

The commercialization strategy and licensed rights by company for certain flavor ingredients from our Savory Flavor Program are summarized in the following table.

Commercialization Strategy and Licensed Rights by Company
Savory Flavor Ingredient	Nestlé (Ingredient Supply)	Undisclosed Partner (Retail and Ingredient Supply)	Senomyx (Direct Sales)

S336	Exclusive for certain product categories and geographies per agreement; see “Other Collaborative Agreements” section below, Nestlé SA April 2002 agreement	Exclusive for virtually all product categories in Asia (except Japan)	Potential direct sales for all product categories outside of rights licensed to Nestlé and undisclosed partner

S807 (Savorymyx™ UM80)	None	Non-exclusive for all food and beverage product categories in Asia (except Japan)	Direct sales for use in all product categories worldwide

Bitter Blocker Program

Our bitter taste modifier program is intended to reduce the bitterness associated with certain bitter tastants such as certain high intensity sweeteners, whey and other dairy proteins, cocoa, caffeine and menthol. These bitter tastants may be used in a wide variety of products including tea, nutritional beverages, protein bars, confectionary, ice cream, yogurt, desserts and baked goods. We currently have one partner on this program with exclusive rights in coffee and coffee whitener products operating under an ingredient supply-based agreement with royalty payments based on the quantity of our flavor ingredient manufactured during the royalty period. We are considering a direct sales program for the open product categories by selling our novel flavor ingredients to targeted flavor companies for their use in proprietary flavor systems.

Cooling Taste Program

Our cooling taste program is intended to improve upon the properties of existing cooling agents with benefits which may include odorless compared to menthol, greater potency or improved temporal sensory profiles. Existing cooling agents include menthol, WS-3, Frescolat ML & MGA, Cooler 1 & 2, and Evercool. These cooling agents may be used in a wide variety of products including tea, flavored waters, confectionary products such as chewing gum and mints, toothpaste and mouthwash. The estimated volume of the cooling ingredient market is 30,000 metric tons (as of 2012 per Perfumer & Flavorist), driven largely by menthol. We currently have one exclusive partner, Firmenich, on this program operating under an ingredient supply-based agreement with royalty payments based on their flavor system sales incorporating certain of our cool flavor ingredients.

Salt Taste Program

Our salt taste modifier program is intended to reduce the level of salt contained in packaged food and beverage products. High salt levels are used in a wide variety of products including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods. The actual cost of salt (sodium chloride) is extremely low but the annual usage of food grade salt is estimated at over 1.4 million metric tons (per K+S Group Financial Report 2012). We currently do not have a partner for this program.

Commercialization Status

Royalty-based Collaborations

As of December 31, 2013, our collaborators have commercialized products containing flavor ingredients from three of our programs: Savory Taste Program, Sweet Taste Program and Bitter Blockers Program. Below is a description of the status of these commercial efforts.

Nestlé is commercializing products that include our savory flavor ingredients. Nestlé’s marketing strategy is focused on countries where regulatory approval is in place, and targets products that contain high levels of MSG. Nestlé’s commercialization activities continue to be focused on incorporating S336 into established products that contain MSG. These products are currently being sold in the Asia, Latin America, Africa, and Middle East regions.

Ajinomoto has been introducing products that contain a Senomyx flavor ingredient in several Asian countries including China. Ajinomoto has continued to explore additional opportunities to expand their customer base and the number of product offerings within Asia.

Firmenich has exclusive worldwide rights to market S2383, Senomyx’s modifier of sucralose, in all food and beverage product categories. Retail products incorporating S2383 are currently being marketed in North America and Latin America. Firmenich continues to work with other clients evaluating S2383 in a variety of products.

Firmenich also has worldwide rights to commercialize Senomyx’s S6973 sucrose modifier for virtually all food and specified beverage categories. As of 2013, retail products incorporating S6973 are being marketed in the U.S., Latin America, Asia and Africa. These products span a variety of categories including ready-to-drink and powdered beverages, dairy products and baked goods. Products launched with S6973 are showing promising performance based on re-order patterns and additional launches of products containing S6973 are expected during 2014.

Firmenich also has worldwide rights to commercialize our S9632 sucrose modifier in virtually all food categories, alcoholic beverages and powdered beverages. Firmenich completed the scale-up process for commercial quantities of S9632 in late 2013.

A collaborator initiated its first market launch of a retail product containing Senomyx’s S6821 bitter blocker in a Southeast Asian country in 2012 and continues to evaluate the use of S6821 in additional products and geographies.

Sales and Marketing under Royalty-based Collaborations

Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients for their own use. As a result, in the past our flavor ingredients were commercialized without our incurring significant sales, marketing and distribution costs and we expect our collaborators to continue to assume those same responsibilities for the use of any flavor ingredients in fields of use that they have licensed from us. Our current collaborators, Ajinomoto, Firmenich, Nestlé and PepsiCo, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

Manufacturing under Royalty-based Collaborations

Under the majority of our existing collaborative agreements, our collaborator may, in its sole discretion, manufacture directly or through a third party manufacturer the flavor ingredients it licenses from us.

Direct Sales to Flavor Companies

Rather than relying solely on royalty-based collaborations for commercialization, we launched a direct sales program in 2013 to sell certain of our pure flavor ingredients to flavor companies for their use in the development of proprietary flavor systems for their customers.  We are marketing these flavor ingredients under the Complimyx™ umbrella brand, which we selected to connote the benefits of using these offerings to add value to flavor systems. Additionally, we have developed sub-brands to identify each taste area separately, such as Sweetmyx for our sweet taste modifiers and Savorymyx for our savory flavors.  Specific ingredients within a taste category are referenced using a category code, such as Sweetmyx SR96 which is also known as the sucrose modifier S9632.

Sweetmyx SR96, a sucrose modifier, is currently being evaluated by flavor companies for use in their flavor systems which can be incorporated into their customers’ non-alcoholic beverage product offerings. We received initial commercial quantities of Sweetmyx SR96 from our contract manufacturer during the fourth quarter of 2013.  Under terms of the agreement with Firmenich that was amended in April 2013, after a period of exclusivity for Firmenich that ends in September 2015, we can then also begin selling Sweetmyx SR96 for use in food and alcoholic beverage product categories.

We believe our current market potential for Sweetmyx SR96 is based on a number of targeted non-alcoholic beverage product categories, including ready-to-drink and powdered forms of coffee and tea, powdered soft drinks, flavored milk and dairy beverages. According to Euromonitor, these target product categories utilize more than 5.2 million metric tons of sucrose on an annual basis. Based on our assumptions for average sucrose content of the targeted beverages, the anticipated use level of Sweetmyx SR96 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth approximately $8.0 million to us in direct sales revenues. Furthermore, based on Euromonitor data, we estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR96 in approximately 30% of the target market opportunity at this time.

Under terms of the agreement with Firmenich as amended in April 2013, their period of exclusivity for Sweetmyx SR69 (S6973), a sucrose modifier, expires on March 31, 2014. Senomyx is currently establishing Sweetmyx SR69 evaluations by flavor companies in their flavor systems for end-use in food and certain beverage product categories. We anticipate receiving initial commercial quantities of Sweetmyx SR69 from our contract manufacturer, Firmenich, by mid-year 2014.

The addition of Sweetmyx SR69 to our direct sales program portfolio will provide a flavor ingredient offering in food product categories. According to Euromonitor, global use of sucrose across all food categories is 25.4 million metric tons on an annual basis. Key targeted food categories for using Sweetmyx SR69, including baked goods, confectionary, dairy products and sweet sauces and condiments, represent around 65% of this volume. The average sucrose content of targeted food products, anticipated use level of Sweetmyx SR69 and the potential sucrose reduction level vary considerably by product category, making it difficult to calculate a generalized dollar value of direct sales revenue for each global market share point achieved. We estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR69 in over 90% of the target market opportunity.

Savorymyx UM80 (S807) is also being evaluated by flavor companies in their flavor systems for use in numerous food and beverage categories.  Commercial-scale quantities of Savorymyx UM80 are expected to be available for potential worldwide sales by the end of the first quarter of 2014.

We estimate the direct sales potential of Savorymyx UM80 based on the global MSG market. According to Leatherhead, 2012 MSG consumption was over 2.4 billion metric tons. Based on our assumptions for average MSG content, the anticipated use level of Savorymyx UM80 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth approximately $2.0 million to us in direct sales revenues. Our estimate does not include direct sales revenues from the $1.9 billion global savory flavors market. We estimate that our current regulatory approvals allow for the commercialization of Savorymyx UM80 in over 90% of the target market opportunity.

Sales and Marketing under Direct Sales Program

We have developed demand creation capabilities to support our direct sales program. Our internal commercial organization is handling sales and marketing activities. Our initial focus is directed toward global flavor companies with operations in the United States and other U.S. based flavor companies. We anticipate that global flavor companies will commercialize our flavor ingredients outside the United States in geographies where we have appropriate regulatory authorization, and in the future we may also market our flavor ingredients directly to more region specific flavor companies outside the United States.

Manufacturing under Direct Sales Program

Our internal commercial organization is also overseeing supply chain requirements, including management of third party manufacturers of our flavor ingredients. These third parties are responsible for the purchase of raw materials and manufacture of finished products. We may also utilize third parties to provide inventory warehousing, distribution, importation, and other supply chain support.

Our Collaborative Agreements

We pursue collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current collaborative agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as sweet, savory, bitter, cool or salt. These collaborations are generally focused on one or more specific product categories, such as non-alcoholic beverages, confectionary products or frozen foods. We currently have collaborative agreements with Ajinomoto, Firmenich, Nestlé and PepsiCo.

All of our current collaboration agreements provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients. The specific type of royalty and method for calculating royalty payments varies by agreement and many factors may affect the potential royalty payments under our agreements. In addition, royalty rates under some of our agreements may vary from period to period. Accordingly, any estimates of future royalties are uncertain and difficult to predict. We generally describe our collaborative agreements as retail-based agreements or ingredient supply-based agreements. Under our retail-based royalty agreements, any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products at the distribution level or is based on the volume of a manufacturer’s finished product that it sells. Our retail-based royalty agreements provide for an effective royalty of up to 4%. Our agreements with PepsiCo and Ajinomoto are partially retail-based royalty agreements. Under our ingredient supply-based agreements, any potential royalty payable to us is calculated as a percentage of the sales price of either the Senomyx flavor ingredient itself or the flavor system in which the Senomyx flavor ingredient is contained or is based on the volume of the flavor ingredient itself used by a manufacturer in a finished product. Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements. Our agreements with Ajinomoto, Firmenich, Nestlé and PepsiCo are either exclusively or partially ingredient supply-based royalty agreements.

Most of our current collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and cost reimbursement. Certain of our current collaboration agreements also provide for license fees and minimum periodic royalties. The research and development funding under each of these agreements is typically paid according to a fixed payment schedule, but may vary from period to period upon mutual agreement of the parties. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the products that may incorporate our flavor ingredients. Under our agreements, our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these products for their own use, and any associated expenses. Under our agreements, we are primarily responsible for the development and regulatory approval phase for flavor ingredients, as well as the prosecution and maintenance of the underlying intellectual property for our flavor ingredients, and a portion of the associated expenses for all of those activities.

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

Most of our agreements expire when we are no longer entitled to royalty payments under the agreement. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement. Furthermore, following the collaborative research period under a given agreement, our collaborators may elect to discontinue the commercialization of one of our flavor ingredients and unilaterally terminate the agreement. In the event of termination of an agreement prior to expiration, rights to sell or license flavor ingredients generally revert to us.

Key Collaborative Agreements

Firmenich (Sweet)

In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to modify the sweet taste of sucrose, fructose, or various forms of rebaudioside. The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period through July 2014. Under the agreement, Firmenich agreed to pay a license fee in three installments, research and development fees, cost reimbursements and specified payments upon the achievement of milestones. In January 2010, Firmenich elected to proceed with commercial development of S6973. In October 2010, we amended the agreement with Firmenich to include commercial development of S6973 for specific beverage applications in exchange for an incremental license fee, additional milestones and minimum annual royalties, in addition to royalties on sales of products containing S6973. In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period through July 2012. In April 2012, Firmenich elected to exercise their second one-year option to extend the collaborative research funding period through July 2013. In April 2013, we amended and restated the collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. Firmenich agreed to pay an additional non-refundable license fee of $5 million, of which $4 million was paid in 2013.

We earned a development milestone of $667,000 under this agreement in the fourth quarter of 2013, which we received in the first quarter of 2014. Through December 31, 2013, we have received $41.1 million in license fees, research and development funding and cost reimbursements and five milestones totaling $2.3 million. If all milestones are achieved and all extension options are exercised, and including the $43.4 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2013, we may be entitled to up to $70.2 million. There is no guarantee that we will receive any further milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict. If our collaborative agreement with Firmenich were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its actual commercialization efforts related to currently marketed Senomyx flavor ingredients, we may experience a material decline in our revenues.

PepsiCo

In August 2010, we entered into a collaboration agreement with PepsiCo. The agreement relates to a four-year research program to discover and develop (i) novel natural and artificial flavor ingredients intended to modify the sweet taste of sucrose and fructose, including high fructose corn syrup, and (ii) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis. Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010. We are entitled to $32.0 million in committed research and development payments, payable in equal quarterly installments over the four-year research period, which ends in August 2014 unless extended by PepsiCo. We are also entitled to milestone payments and reimbursement of certain out-of-pocket expenses. Upon commercialization, we are entitled to minimum annual royalties and royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected flavor ingredient will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high intensity sweetener will be equal to a portion of the cost of the sweetener. PepsiCo has the option to extend one or more of the research programs beyond August 2014 for two additional years, which would result in additional research funding commitments and payments during the extension of the research program. PepsiCo has the unilateral right to terminate the agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

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

Under this agreement, through December 31, 2013, we have received $60.4 million in upfront fees, research and development funding and cost reimbursements and three milestones totaling $2.3 million. If all milestones are achieved and all extension options are exercised, and including the $62.7 million in upfront fees, research and development funding, milestones and cost reimbursements paid through December 31, 2013, we may be entitled to up to $97.6 million. There is no guarantee that we will receive any additional milestone payments or royalties under this collaboration or that PepsiCo will exercise its option to extend one or more of the research programs. In the event of commercialization, we are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. We cannot assure you that we will receive any royalties under this collaboration. If our collaborative agreement with PepsiCo were to terminate earlier than currently anticipated or if PepsiCo does not elect to exercise its option to extend all of our current research programs under the collaborative agreement, we may experience a material decline in our revenues.

Other Collaborative Agreements

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within certain Asian markets. Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years. In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain expenses that we incur. In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America. In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us. In January 2013, Ajinomoto relinquished and returned to us the rights to the previously licensed flavor ingredients in North America and in the other geographies granted in the August 2007 amendment. Ajinomoto is continuing to commercialize products that include one of our flavor ingredients in Asia. We received research and development funding through March 2010. In addition, we have received milestone payments, cost reimbursements and minimum periodic royalty payments from Ajinomoto.

Firmenich (Cool)

In December 2007, we entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel flavor ingredients that may be used by Firmenich on an exclusive basis worldwide to impart a cool taste in flavor systems. In November 2010, we amended the agreement to extend the collaborative period until December 2012. In December 2012, we amended the agreement to extend the collaborative period until June 2013, which marked the end of the collaborative period. Under the agreement, Firmenich agreed to pay research fees and specified payments upon the achievement of milestones. Firmenich also agreed to reimburse us for a portion of the costs associated with the development and regulatory approval process of flavor ingredients that it selects for development, as well as a portion of certain expenses that we incur related to the research program. In addition, in the event of regulatory approval of a discovered flavor ingredient, we are entitled to minimum periodic royalties; in the event of commercialization, we are entitled to royalties on future sales of products containing a discovered flavor ingredient until the expiration of relevant patents. We cannot assure you that we will receive any future milestone payments or royalties under this collaboration.

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

Employees

As of December 31, 2013, we had 113 full-time employees, including 28 with Ph.D. degrees. Of our full-time workforce, 85 employees are engaged in research and development and 28 are engaged in business development, intellectual property management, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

A key element of our current strategy is to commercialize our flavor ingredients through collaborative agreements. To date, substantially all of our research and development funding has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn more significant royalties on future sales of consumer products incorporating our flavor ingredients or begin to generate meaningful revenues from our direct sales program.

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

During 2013, 87% of our total revenues were derived from two collaborators, with PepsiCo comprising $16.2 million, or 55% of total revenues and Firmenich comprising $9.4 million, or 32% of total revenues.

Our current collaborative agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in August 2014 and July 2016, respectively. PepsiCo also has the option, but not the obligation, to extend all or portions of the collaborative agreement related to our Sweet Taste Program for an additional two years until August 2016. If any of our collaborative agreements with PepsiCo or Firmenich were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its commercialization efforts related to currently marketed Senomyx flavor ingredients, we may experience a decline in our revenues and we may not be able to achieve our financial projections.

We are substantially dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredients we may discover.

Under our current royalty-based business model, we are substantially dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have limited or no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients and may choose not to incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all. Although our collaboration agreements vary, in some situations a collaborator may have the ability to return rights to one or more of our licensed flavor ingredients in some or all product categories or licensed territories and discontinue any associated minimum annual royalty obligations for those flavor ingredients, product categories or territories, as the case may be. A collaborator may elect to take any of these actions for any number of reasons, including as a result of unfavorable publicity regarding our flavor ingredients or our research methods, or if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, modifying properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, it will delay our ability to commercialize our flavor ingredients, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including our Sweetmyx SR96 (S9632) flavor ingredient for which we have rights for use in non-alcoholic beverages, Savorymyx UM80 (S807) for which we have worldwide rights in all products, Sweetmyx SR69 (S6973) for which we will obtain rights for all products in the second quarter of 2014, and S336 savory flavor ingredient for which we have recently regained certain rights in Japan and outside of Asia. We currently intend to commercialize Sweetmyx SR96, Savorymyx UM80, Sweetmyx SR69 and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

We only recently began marketing, distributing or selling flavor ingredients directly to customers. There can be no assurance that our direct sales program will be successful or that we will enter into any new business arrangements for any of our flavor ingredients that are not currently exclusively licensed to a third party collaborator. We may encounter difficulties or delays to implement our direct sales program or enter into any new business arrangements that we elect to pursue. Any of these events could also delay our anticipated timelines, prevent the successful commercialization of our flavor ingredients, negatively impact our financial results, and delay or prevent us from ever achieving or sustaining profitability.

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

We may not be able to enter into additional collaborative agreements due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive, co-exclusive or nonexclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators and under some agreements we have agreed to arrangements where we would not launch competing products or collaborate with a collaborator’s competitor for a limited period of time even after the conclusion of the applicable collaborative period. Consolidation in our target markets may also limit the number of potential collaborators. Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us. If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business may be significantly diminished.

Disagreements or disputes with a collaborator or customer of our direct sales program could adversely impact our business operations and prospects.

From time to time we have disagreements or disputes with our collaborators regarding various subject matters, such as the interpretation of contractual rights and obligations under our agreements, the design of development studies for our flavor ingredients and intellectual property matters. Because we depend on our collaborators to fund our research and development programs and commercialize our flavor ingredients, any disputes or disagreements with our collaborators could disrupt our business operations and adversely impact our ability to maintain existing collaborations or secure new collaborations. We may also have disagreements or disputes with customers of our direct sales program regarding various subject matters such as the interpretation of contractual rights and obligations under our terms and conditions of sale. Whenever we become involved in a dispute or litigation with any collaborator or customer, we might have to spend significant amounts of money, time and effort to defend our position and we may not be successful. Even if we are successful, any dispute could divert management attention and resources from other strategic and research priorities.

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

Depending on the amount or intended use of a particular flavor ingredient added to a product and the number of product categories in which the flavor ingredient will be incorporated, specific safety assessment protocols and regulatory processes must be satisfied before we or our collaborators can commercially market and sell products containing any flavor ingredients that we may discover. A key element of our strategy is to develop flavor ingredients that may be subject to review under the Flavor and Extract Manufacturers Association, or FEMA, GRAS process. In our experiences with the savory, sweet and bitter programs, safety studies, preparation and FEMA GRAS review has historically ranged from 12 to 18 months and cost up to approximately $1.5 million per flavor ingredient. This experience may not be representative of the timing and cost for current and future programs. This approach is less expensive than the alternative of filing a food additive petition with the FDA, approval of which can take up to four years. The FEMA GRAS process may take longer than 12 to 18 months and cost more than $1.5 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. For example, we do not believe that any natural high intensity sweetener that we discover would qualify for a FEMA GRAS determination for its use as a sweetener. Even if we obtain a GRAS determination with respect to a flavor ingredient, the FDA has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a lengthy FDA approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all and may also harm our ability to maintain our existing collaboration agreements or enter into new collaborations.

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

In most cases, whether or not a GRAS determination has been obtained, approval of a product by the applicable regulatory authorities for a foreign country must still be obtained prior to manufacturing or marketing the product in that country. A GRAS determination in the United States or in any other jurisdiction does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely and may change over time. For example, we are aware of ongoing activities that are intended to clarify the regulatory approval process for flavor ingredients within the EU. Because of the inherent uncertainty associated with the regulatory approval process outside the United States, predicting the outcome or timing of review of any of our submissions to foreign regulatory authorities, present or in the future, is difficult. Accordingly, our estimates and forecasts for those submissions and potential approvals may not be accurate. The process of obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we experience delays or if we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our commercial revenues are dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators or new customers for our direct sales program. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

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

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $11.9 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of approximately $243 million. We expect to incur additional losses for at least the next year. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

•                  our ability to implement our direct sales program;

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

Our success depends to a significant degree upon the continued contributions of our executive officers, management and scientific staff. We have entered into employment letter agreements with each of our executive officers; however, all of our employees are at-will employees, which means that either we or the employee may terminate their employment at any time. In addition, we currently have no key person insurance. If we are not able to attract and retain the necessary personnel to accomplish all of our business objectives, we may experience constraints that will adversely affect our ability to meet the demands of our current or any future product discovery and development collaborators in a timely fashion, to support our independent discovery and development programs or to pursue our direct sales program. In addition, we may be delayed or unable to develop new product candidates, commercialize our existing product candidates or achieve our other business objectives as a result of any future loss of our other executive officers or key members of our management or scientific staff, which could cause our stock price to decline. Moreover, the loss of the services of one or more of our executive officers or key members of our management or scientific staff could negatively impact the relationships we have with our collaborators.

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

We do not have experience in manufacturing nor do we have the resources or facilities to manufacture flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers of our flavor ingredients, on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients.

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

We currently expect to rely on outside suppliers for our flavor ingredients to support our direct sales program, including Firmenich as sole supplier of our sweet flavor ingredients. If Firmenich or other suppliers are unable to supply us with our required amounts of our flavor ingredients on a timely basis, our results of operations may be adversely affected.

In April 2013, we entered into a supply agreement with Firmenich. Under the terms of this supply agreement, we have agreed to utilize Firmenich as our exclusive manufacturer of any sweet flavor ingredient that Firmenich has selected to develop under the terms of our collaboration agreement. We have also entered into supply agreements with manufacturers for our savory flavor ingredients and may enter into additional manufacturing arrangements in the future. Because Firmenich and our other suppliers are third party manufacturers, we have only limited control over the timing and level of their production volumes. If Firmenich or our other suppliers fail to supply us with required amounts of our flavor ingredients under our agreements, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply, which may be more costly and may not even be available on acceptable terms or within an acceptable timeframe. Accordingly, if Firmenich or our other suppliers are unable to supply us with our required amounts of flavor ingredients on a timely basis and with acceptable quality, it may have a material adverse effect on our results of operations.

We hold inventory and have committed to future inventory purchases to support our direct sales program. If our inventory on-hand or committed amounts cannot be sold, our results of operations and/or financial position may be adversely affected.

We hold inventory of commercial quantities of certain of our flavor ingredients. We have committed and will continue to commit to future purchases of our flavor ingredients in advance of customer orders. We have no prior experience in managing inventory for the commercialization of our flavor ingredients. In particular, during the launch of our direct sales program we may have excess inventory on-hand, we may be forced to purchase excessive amounts of flavor ingredients in order to establish manufacturing relationship with third parties or to give potential customers greater confidence in the reliability of our supply, which may have a material adverse effect on our results of operations and/or financial position.

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

Technologies licensed to us by others, or in-licensed technologies, are important to our business. In particular, we depend on technology related to certain taste receptor sequences that we license from the University of California and others and technology related to compound libraries that we license from third parties. In addition, we may in the future acquire rights to additional technologies by licensing such rights from existing licensors or from third parties. Such in-licenses may be costly. Also, we generally do not control the patent prosecution, maintenance or enforcement of in-licensed technologies. Accordingly, we are unable to exercise the same degree of control over this intellectual property as we do over our internally developed technologies. Moreover, some of our academic institution licensors, collaborators and scientific advisors have rights to publish data and information to which we have rights. If we cannot maintain the confidentiality of our technologies and other confidential information in connection with our collaborations, our ability to protect our proprietary information or obtain patent protection in the future may be impaired, which could have a significant adverse effect on our business, financial condition and results of operations.

Many of the patent applications we and our licensors have filed have not yet been substantively examined and may not result in patents being issued.

Many of the patent applications filed by us and our licensors were filed recently with the United States Patent and Trademark Office and some have not been substantively examined and may result in granted patents with claims of narrow scope that may not sufficiently deter competitors or may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether all of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. Furthermore, recent changes in rules promulgated by the European Patent Office may adversely affect the patentability of inventions claimed in some of our and our licensors’ patent applications. As a result, it is difficult to predict whether all of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage.

The Supreme Court recently in the Myriad decision determined that some isolated naturally occurring nucleic acids are ineligible for United States patent protection. This decision may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, which are directed to isolated, naturally occurring nucleic acids.  Also, while the Supreme Court in the Myriad decision did not address the patentability of other isolated, naturally occurring materials (i.e., non-nucleic acids), it is possible that later courts may determine that other isolated naturally occurring materials are similarly ineligible for United States patent protection.  This may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, which are directed to isolated naturally occurring materials such as isolated, naturally occurring taste receptor polypeptides or isolated, naturally occurring flavor ingredients.

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

Adverse publicity about the safety of certain foods due to the actual or potential existence of certain artificial flavors or other ingredients has heightened the sensitivities of many consumers. These safety and quality issues, whether real or perceived, may discourage customers from buying products containing or perceived to contain the ingredients which give rise to such concerns. We could be adversely affected if our customers or the ultimate consumers of our products lose confidence in the safety and quality of our flavor ingredients. Any negative perceptions about the safety and quality of our flavor ingredients could adversely affect our business and financial condition.

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

Our product liability insurance may not fully cover our potential liabilities associated with the sale of commercial products incorporating any of our flavor ingredients. Insurance coverage for such risks may be expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Our inability to obtain sufficient insurance coverage to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our product discovery and development collaborators. We may be obligated to indemnify our product discovery and development collaborators or customers of our direct sales program for product liability or other losses they incur as a result of our flavor ingredients. Any indemnification we receive from such collaborators or customers for product liability that does not arise from our flavor ingredients may not be sufficient to satisfy our liability to injured parties. If we are sued for any injury caused by our flavor ingredients or products incorporating our flavor ingredients, our liability could exceed our total assets.

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

•                  our ability to implement a direct sales program;

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.   Properties

We currently lease approximately 65,000 square feet of laboratory and office space at 4767 Nexus Centre Drive, San Diego, California, 92121. Our lease for this facility expires on February 28, 2017. Our current monthly lease obligation for rent is approximately $240,000. We are responsible for expenses associated with the use and maintenance of the building, such as utilities and maintenance. These costs will vary each month, and we expect that these costs will be approximately $100,000 per month.

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

Fiscal 2013 Quarter ended	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
High	$2.94	$2.26	$3.84	$5.38
Low	$1.53	$1.81	$2.04	$3.27

Fiscal 2012 Quarter ended	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
High	$3.94	$2.79	$2.65	$2.13
Low	$2.60	$1.96	$1.72	$1.55

The last sale price for our common stock as reported by the NASDAQ Stock Market on March 5, 2014 was $9.07 per share. As of March 5, 2014, there were approximately 50 shareholders of record of our common stock.

We have never declared or paid any cash dividends to our shareholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in 2013.

Performance Measurement Comparison (1)

The following graph compares the cumulative five-year total return to stockholders on Senomyx, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013. To date, we have not declared any dividends. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues:
Development revenues	$24,657	$26,981	$28,182	$26,153	$14,590
Commercial revenues	4,630	4,332	3,372	2,709	990
Total revenues	29,287	31,313	31,554	28,862	15,580
Operating expenses:
Cost of commercial revenues	325	303	219	154	69
Research, development and patents	28,612	28,644	28,687	26,636	28,201
Selling, general and administrative	12,283	11,619	11,500	13,077	13,682
Total operating expenses	41,220	40,566	40,406	39,867	41,952
Loss from operations	(11,933)	(9,253)	(8,852)	(11,005)	(26,372)
Other income	35	67	128	339	207
Net loss	$(11,898)	$(9,186)	$(8,724)	$(10,666)	$(26,165)

Basic and diluted net loss per share	$(0.29)	$(0.23)	$(0.22)	$(0.28)	$(0.85)

Shares used to compute basic and diluted net loss per share	40,662,640	39,956,283	39,571,094	37,726,285	30,935,090

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$32,962	$41,823	$55,106	$71,612	$31,074
Working capital	15,611	22,051	36,255	33,323	18,064
Total assets	41,614	53,280	67,646	84,672	42,454
Accumulated deficit	(242,687)	(230,789)	(221,603)	(212,879)	(202,213)
Total stockholders’ equity	19,678	25,728	29,721	32,182	17,507

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients when added as part of a flavor system will enable packaged food, beverage and ingredient companies to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste.

We have historically licensed our flavor ingredients to our collaborators on an exclusive or co-exclusive basis. We currently have product discovery, development and commercialization collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto, Firmenich, Nestlé and PepsiCo. Depending upon the collaboration, our collaboration agreements provide for license fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We anticipate that we will derive all of our revenues from existing and future collaborations and from a direct sales program whereby we sell certain of our flavor ingredients directly to flavor companies for re-sale to food and beverage companies.

In April 2013, we amended and restated our collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. The collaboration agreement is focused on discovering novel flavor ingredients intended to modify the sweet flavor of sucrose, fructose or various forms of rebaudioside. Firmenich will pay us an additional $5 million, of which $4 million was paid in 2013 and the remaining $1 million is payable not later than July 2016. We may receive up to an additional $7 million based on specific objectives related to new sweet flavor ingredients. Firmenich has also agreed to pay us approximately $13 million in research funding over the three-year extension period through July 2016. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration. Firmenich will continue to have the exclusive right to commercialize our novel flavor ingredients for use in foods and select beverage categories; however, with respect to artificial flavor ingredients, Firmenich’s period of exclusivity or co-exclusivity will be limited to a specified period of time. This period is typically 36 months following the first regulatory approval of a flavor ingredient in the United States, but in some circumstances may be up to 48 months. With respect to our S6973 flavor ingredient, the period of exclusivity ends on March 31, 2014. After the applicable period for each artificial flavor ingredient, we may begin selling that flavor ingredient to other flavor companies. After the same period for each artificial flavor ingredient, but not earlier than three months following the end of the research funding period, we may also elect to license the flavor ingredient to another third party on a non-exclusive basis. Firmenich may sell the flavor ingredient to food and beverage manufacturers at any time.

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

We have incurred significant losses since our inception in 1998 and, as of December 31, 2013 our accumulated deficit was $243 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

•                  our ability to implement our direct sales program;

•                  the requirement to hold sufficient inventory to support our direct sales program;

•                  our receipt of milestone payments in any particular period;

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

Revenues

Our revenues to date have come from license fees, research and development funding, reimbursement of certain patent and regulatory costs, milestone payments and royalty payments under our collaborative agreements and from sales of our flavor ingredients directly to flavor companies for re-sale to food and beverage companies.

As of December 31, 2013, we have recognized cumulative revenues under our collaborations of $221 million. If any of our collaborative agreements were to terminate earlier than currently anticipated, we may experience a significant decline in our revenues. Based on current collaborations, we anticipate that a significant portion of our revenues in the near future will be derived from research and development payments and license fees. We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

As our collaborators launch products incorporating our flavor ingredients, we receive minimum periodic royalties and royalty payments based upon the sales of those products. In addition, we generate revenues from flavor ingredient sales directly to flavor companies for re-sale to food and beverage companies. Such royalty payments and flavor ingredient sales in the future could be significantly larger than research and development funding, license fees or milestone payments. In order for us to generate significant royalty revenues and flavor ingredient sales and to become profitable, we must retain our existing or establish new product discovery, development and commercialization collaborations and our collaborators and other customers must successfully commercialize products incorporating one or more of our flavor ingredients. Our ability to generate significant royalty revenues or flavor ingredient sales is inherently uncertain and will depend upon our ability to meet particular research, development and commercialization objectives and the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines.

Cost of Commercial Revenues

Cost of commercial revenues consist of royalties payable under our third-party licensing agreements and cost of goods sold for sales of our flavor ingredients under our direct sales program.

Research, Development and Patents

Our research, development and patent expenses consist primarily of costs associated with our discovery and development efforts in connection with our primary programs focused on the development of savory flavors, sweet and salt modifiers, bitter blockers and cooling agents. We track research, development and patent costs by the type of cost incurred rather than by project. Research, development and patent costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patents and licensing, outside services and non-cash stock-based compensation expenses. We charge research, development and patent expenses to operations as incurred.

The research, development and patents payments we have received from our collaboration agreements historically have not covered all of our research, development and patents expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and other personnel-related expenses related to business development, legal, financial, sales and commercial development, supply chain management and other administrative functions. Selling, general and administrative expenses also include non-cash stock-based compensation expenses.

Results of Operations

Years Ended December 31, 2013, 2012 and 2011

Revenues

We recorded revenues of $29.3 million, $31.3 million and $31.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. Research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 82% of the total revenues for the year ended December 31, 2013. The decrease of $2.0 million from 2012 to 2013 was primarily due to a $2.1 million decrease in revenues from development milestones.

Development revenues from our Sweet Taste Program collaboration with PepsiCo decreased $1.5 million to $16.2 million in 2013 from $17.7 million in 2012 primarily due to $1.5 million in development milestones revenues earned in 2012 compared to none in 2013. Revenues from development cost reimbursements across all programs increased by $1.0 million from 2012 to 2013. Our Cooling Taste Program revenues decreased $875,000 as a result of the June 2013 expiration of the research funding period under our collaboration with Firmenich and decreased $500,000 due to a development milestone earned in 2012 compared to none in 2013.

Commercial revenues increased $298,000 from 2012 to 2013, reflecting increased revenues from our Sweet Taste Program, partially offset by decreased revenues from our Savory Taste Program.

For 2012, research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 80% of total revenues. The decrease of $0.3 million from 2011 to 2012 was primarily due to a $2.4 million decrease in development revenues from our Sweet Taste Program collaboration with Firmenich, partially offset by a $1.1 million increase in development revenues from our Sweet Taste Program collaboration with PepsiCo and a $1.0 million increase in commercial revenues.

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

For 2014, we expect development revenues to remain relatively constant if all development milestones are achieved and we expect commercial revenues to increase compared to 2013.  For 2014, if all goals are met, we could earn up to $4.8 million in development milestone payments.

Cost of Commercial Revenues

Our costs of commercial revenues were $325,000, $303,000 and $219,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The increases from 2011 to 2013 are consistent with corresponding increases in commercial revenues.

Research, Development and Patents Expenses

Our research, development and patents expenses, which include stock-based compensation expenses associated with research and development personnel, were $28.6 million, $28.6 million and $28.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Salaries and personnel	$13,237	$13,131	$13,096
Facilities and depreciation	5,543	5,510	5,316
Outside services	3,265	2,391	1,972
Research and development supplies	2,123	2,758	3,338
Patents and licensing	1,943	2,144	2,061
Non-cash stock-based compensation	1,688	1,876	2,129
Miscellaneous	813	834	775
Total research, development and patents expenses	$28,612	$28,644	$28,687

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $13.2 million, $13.1 million and $13.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $106,000 increase in salaries and personnel expenses from 2012 to 2013 was primarily due to annual salary increases. The $35,000 increase from 2011 to 2012 was because annual salary increases were mostly offset by a decrease in research and development staff from an average of 89 for 2011 to an average of 87 for 2012. For 2014, we expect salaries and personnel expenses to increase slightly from 2013 levels.

Facilities and Depreciation.  Our facilities and depreciation expenses were $5.5 million, $5.5 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increases of $33,000 from 2012 to 2013 and $194,000 from 2011 to 2012 were primarily due to increased depreciation expense on certain scientific equipment placed in service in early 2012. For 2014, we expect a slight decrease in facilities and depreciation expenses as compared to 2013.

Outside Services. Our outside services expenses were $3.3 million, $2.4 million and $2.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The $874,000 increase from 2012 to 2013 reflects increased costs for safety studies related to product candidates advancing in development, in particular those related to our Sweet Taste Program. The increase of $419,000 from 2011 to 2012 was primarily due to an increase in costs for safety studies and scale-up activities. For 2014, we expect a decrease in outside services expenses compared to 2013 due to reduced costs for safety studies associated with product candidates under development .

Research and Development Supplies. Our expenses for supplies used in research and development were $2.1 million, $2.8 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases of $635,000 from 2012 to 2013 and $580,000 from 2011 to 2012 were primarily due to decreased purchases of compounds and decreases in expensed supplies used in high-throughput screening. For 2014, we expect a slight increase in research and development supplies compared to 2013 levels.

Patents and Licensing. Our patents and licensing expenses were $1.9 million, $2.1 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease of $201,000 from 2012 to 2013 was due to decreased licensing costs related to software used in our research programs and varying patent legal expenses due to the timing of filings and other activities. The increase of $83,000 from 2011 to 2012 was primarily due to varying patent legal expenses due to the timing of filings and other activities. For 2014, we expect our patents and licensing expenses to remain relatively constant as compared to 2013.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $1.7 million, $1.9 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases of $188,000 from 2012 to 2013 and $253,000 from 2011 to 2012 were primarily due to decreases in the valuation of stock options granted to employees, which results in less expense incurred. For 2014, we expect an increase in non-cash stock-based compensation expenses in comparison to 2013.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which include non-cash stock-based compensation expenses associated with selling, general and administrative personnel, were $12.3 million, $11.6 million and $11.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The $664,000 increase in expenses from 2012 to 2013 primarily resulted from personnel-related expenses, including recruiting and relocation expenses related to hiring of employees dedicated to our direct sales program. Also contributing to the increase in 2013 was higher legal expenses related to collaboration agreements and other matters. The $119,000 increase in expenses from 2011 to 2012 was primarily due to an increase in payroll and related expenses.

For 2014, we expect an increase in our selling, general and administrative expenses in comparison to 2013, driven by expansion of our direct sales program and increased non-cash stock-based compensation expenses.

Other Income

Other income was $35,000, $67,000 and $128,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The decreases of $32,000 from 2012 to 2013 and $61,000 from 2011 to 2012 were primarily due to decreased interest income due to lower average investable balances.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of December 31, 2013, we had received $214 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $196 million in proceeds from the sales of common and preferred stock, $16 million in royalties and commercial milestone payments and $12 million in interest income.

At December 31, 2013, we had $33.0 million in cash, cash equivalents and investments available-for-sale as compared to $41.8 million at December 31, 2012, a decrease of $8.8 million. This decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $9.7 million, $12.4 million and $14.3 million 2013, 2012 and 2011, respectively. The use of cash was driven by net losses and changes in operating assets and liabilities.

The $2.7 million decrease in cash used in operating activities from 2012 to 2013 resulted primarily from a $5.7 million decrease in net changes in operating assets and liabilities, partially offset by a $2.7 million increase in net loss. The decreased net use of cash from changes in operating assets and liabilities reflects deferred revenues for $4 million of license fee payments received in 2013 under the Firmenich Sweet Taste Program collaboration.

The $1.9 million decrease in cash used in operating activities from 2011 to 2012 is due to a $2.9 million decrease in net changes in operating assets and liabilities, partially offset by a $462,000 increase in net loss. The decreased net use of cash from changes in operating assets and liabilities reflects a decrease in the amount of deferred revenues recognized due to the April 2012 extension of the service period over which the original license fee related to the Firmenich Sweet Taste Program collaboration was being recognized.

Investing Activities

Investing activities provided cash of $3.8 million, $11.1 million and $7.6 million in 2013, 2012 and 2011, respectively. The sources of cash flow reflect changes in the timing of maturities and purchases of available-for-sale securities and purchases of property and equipment. Purchases of property and equipment decreased from $3.1 million in 2011 to $1.5 million in 2012 and $623,000 in 2013, reflecting certain significant purchases of scientific equipment in 2012 and 2011.

Financing Activities

Financing activities provided cash of $1.7 million, $746,000 and $1.4 million in 2013, 2012 and 2011, respectively. Cash provided by financing activities reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options. Such totals generally fluctuate based on changes in the price of our common stock.

As of December 31, 2013 future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$9,553	$2,933	$6,101	$519	$—
License payments	379	353	26	—	—
Total	$9,932	$3,286	$6,127	$519	$—

As of December 31, 2013, we had no long-term debt obligations.

As of December 31, 2013, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $1.1 million. In the next 12 months, we also plan to spend approximately $1.0 million on capital expenditures.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of covered sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement. Royalties currently paid under the agreement exceed the level of minimum annual royalty payments.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

•                  the rate of progress and cost of research and development activities;

•                  our ability to maintain product discovery, development and commercialization collaborations;

•                  the cost of implementation of our direct sales program, including purchases of inventory;

•                  our ability to generate flavor ingredient sales under our direct sales program;

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•                  the number and scope of our research activities;

•                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•                  the proceeds from the issuance of common stock upon the exercise of stock options;

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

Commencing January 1, 2014, we are entitled to receive $14.9 million in non-refundable license fees and research and development payments from our collaborators over the remaining life of our current collaboration agreements. If all extension options are elected, we would be entitled to receive an additional $17.6 million for a total of $32.5 million in non-refundable license fees and research and development payments. Assuming all milestones are achieved for all program goals for all collaborations and we receive all license fees and research and development funding, including any amounts due upon the election of extension options, we may be entitled to receive up to $62.7 million.

In the next twelve months (through December 31, 2014), we anticipate receiving $12.7 million in research and development funding and $1.9 million in payments for milestones achieved to date. This does not include any additional payments we may receive related to the following events:

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

We may not receive the payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements. In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect. We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories, or the level of flavor ingredient sales under our direct sales program.

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

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, long-lived assets, accrued liabilities, and income taxes. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policy to be critical to the judgments and estimates used in the preparation of our financial statements:

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

Non-refundable license fees, if not associated with our future performance, are recognized when received. Non-refundable license fees, if associated with future performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned. Revenue from development milestones is accounted for in accordance with the Revenue Recognition — Milestone Method Topic of the FASB ASC. Development milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. Revenue from cost reimbursement is recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2014

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets:

Current assets:
Cash and cash equivalents	$11,201	$15,427
Short-term investments available-for-sale	18,962	21,365
Accounts receivable	2,126	2,702
Other current assets	873	845
Total current assets	33,162	40,339

Long-term investments available-for-sale	2,799	5,031
Property and equipment, net	5,653	7,910

Total assets	$41,614	$53,280

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$7,119	$6,538
Deferred rent	267	183
Leasehold incentive obligation	987	987
Deferred revenues	9,178	10,580
Total current liabilities	17,551	18,288

Deferred rent	871	1,138
Leasehold incentive obligation	2,139	3,126
Deferred revenues	1,375	5,000

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 41,095,917 and 40,100,483 shares issued and outstanding at December 31, 2013 and 2012, respectively	41	40
Additional paid-in-capital	262,317	256,470
Accumulated other comprehensive income	7	7
Accumulated deficit	(242,687)	(230,789)
Total stockholders’ equity	19,678	25,728

Total liabilities and stockholders’ equity	$41,614	$53,280

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2013	2012	2011

Revenues:
Development revenues	$24,657	$26,981	$28,182
Commercial revenues	4,630	4,332	3,372

Total revenues	29,287	31,313	31,554

Operating expenses:
Cost of commercial revenues	325	303	219
Research, development and patents	28,612	28,644	28,687
Selling, general and administrative	12,283	11,619	11,500

Total operating expenses	41,220	40,566	40,406

Loss from operations	(11,933)	(9,253)	(8,852)

Other income	35	67	128

Net loss	(11,898)	(9,186)	(8,724)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	(23)	37

Comprehensive loss	$(11,898)	$(9,209)	$(8,687)

Net loss per share, basic and diluted	$(0.29)	$(0.23)	$(0.22)

Shares used in calculating net loss per share, basic and diluted	40,662,640	39,956,283	39,571,094

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

				Accumulated
			Additional	other		Total
	Common Stock		paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity

Balance at December 31, 2010	39,091,117	$39	$245,029	$(7)	$(212,879)	$32,182

Issuance of common stock related to the exercise of options	135,290	—	379	—	—	379
Issuance of common stock related to employee stock plan purchases	532,730	1	1,039	—	—	1,040
Compensation related to stock options granted to employees and non-employee directors	—	—	4,670	—	—	4,670
Compensation related to stock options granted to consultants	—	—	137	—	—	137
Unrealized gain on investments	—	—	—	37	—	37
Net loss	—	—	—	—	(8,724)	(8,724)
Balance at December 31, 2011	39,759,137	40	251,254	30	(221,603)	29,721

Issuance of common stock related to the exercise of options	17,068	—	26	—	—	26
Issuance of common stock related to employee stock plan purchases	324,278	—	720	—	—	720
Compensation related to stock options granted to employees and non-employee directors	—	—	4,464	—	—	4,464
Compensation related to stock options granted to consultants	—	—	6	—	—	6
Unrealized loss on investments	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(9,186)	(9,186)
Balance at December 31, 2012	40,100,483	$40	$256,470	$7	$(230,789)	$25,728

Issuance of common stock related to the exercise of options	715,440	1	1,366	—	—	1,367
Issuance of common stock related to employee stock plan purchases	279,994	—	452	—	—	452
Compensation related to stock options granted to employees and non-employee directors	—	—	4,005	—	—	4,005
Compensation related to stock options granted to consultants	—	—	24	—	—	24
Unrealized gain on investments	—	—	—	—	—	—
Net loss	—	—	—	—	(11,898)	(11,898)
Balance at December 31, 2013	41,095,917	$41	$262,317	$7	$(242,687)	$19,678

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31.
	2013	2012	2011
Operating Activities
Net loss	$(11,898)	$(9,186)	$(8,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,847	2,789	2,629
Accretion of premium on available-for-sale securities	258	181	550
Amortization of leasehold incentive obligation	(987)	(987)	(987)
Stock-based compensation for employees and non-employee directors	4,005	4,464	4,670
Stock-based compensation for non-employees	24	6	137
Change in operating assets and liabilities:
Accounts receivable	576	(268)	(885)
Other current assets	39	(199)	1,154
Accounts payable, accrued expenses and other current liabilities	614	592	(422)
Deferred revenues	(5,027)	(9,702)	(12,410)
Deferred rent	(183)	(105)	(26)
Net cash used in operating activities	(9,732)	(12,415)	(14,314)

Investing activities
Purchases of property and equipment	(623)	(1,470)	(3,061)
Purchases of available-for-sale securities	(20,885)	(30,408)	(34,242)
Maturities of available-for-sale securities	25,295	43,010	44,904
Net cash provided by investing activities	3,787	11,132	7,601

Financing activities
Proceeds from issuance of common stock	1,719	746	1,419
Net cash provided by financing activities	1,719	746	1,419

Net change in cash and cash equivalents	(4,226)	(537)	(5,294)
Cash and cash equivalents at beginning of year	15,427	15,964	21,258
Cash and cash equivalents at end of year	$11,201	$15,427	$15,964

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$33	$204

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated on September 16, 1998 in Delaware and commenced operations in January 1999. The Company is focused on using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. The Company’s current programs focus on the development and commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

The Company currently has product discovery, development and commercialization collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and PepsiCo, Inc. (“PepsiCo”). The Company’s collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company also has a direct sales program to sell certain flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

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

The Company derives significant portions of its revenues from a relatively small number of collaborators. For the years ended December 31, 2013, 2012 and 2011, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows:

	Years Ended December 31,
	2013	2012	2011
PepsiCo	$16.2 million (55%)	$17.7 million (56%)	$16.6 million (53%)
Firmenich	$9.4 million (32%)	$9.6 million (31%)	$11.3 million (36%)

Accounts receivable from collaborators which contributed 10% or more of accounts receivable at December 31, 2013 and 2012 were as follows:

December 31,
	2013	2012
PepsiCo	$0.3 million (14%)	$0.9 million (32%)
Firmenich	$1.7 million (78%)	$1.0 million (37%)
Ajinomoto		$0.7 million (24%)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2013.

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

Cost of Commercial Revenues

Cost of commercial revenues represent royalties payable under the Company’s third-party licensing agreements and cost of goods sold related to direct sales.

Research, Development and Patents

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $27.1 million, $27.0 million and $27.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Benefit Plans

The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code covering employees who meet certain eligibility requirements. Eligible employees may defer their pre-tax compensation up to the maximum allowed by the Internal Revenue Service. Under the plan, the Company may match a portion of employee contributions up to a defined maximum. Such matching contributions become vested and non-forfeitable according to a defined vesting schedule. The Company made matching contributions of $187,000, $165,000 and $150,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

Compensation cost for stock-based awards is based on the estimated grant-date fair value. The Company uses the Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2013	2012	2011
Stock Options
Expected volatility	70.2%	69.6%	66.2%
Risk-free interest rate	1.54%	1.22%	2.44%
Dividend yield	0.0%	0.0%	0.0%
Expected term	6.1 years	6.0 years	6.0 years
Employee Stock Purchase Plan
Expected volatility	62.8%	69.8%	60.2%
Risk-free interest rate	0.10%	0.16%	0.25%
Dividend yield	0.0%	0.0%	0.0%
Expected term	1.2 years	1.3 years	1.3 years

Expected volatility is based on the Company’s historical volatility. The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the balance sheet date. The assumed dividend yield is based on the Company’s expectation of not paying dividends in the foreseeable future. The expected term of options granted is based on historical exercise data. The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options differ from those used for the valuation of employee stock purchase plan rights primarily due to the difference in their respective expected terms.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 were $1.36, $2.01 and $4.06 per share, respectively. The weighted-average estimated fair value of employee stock purchase plan rights granted during the years ended December 31, 2013, 2012 and 2011 were $1.32, $0.96 and $2.33 per share, respectively.

Stock-based compensation expenses recognized in the Statements of Operations are based on awards ultimately expected to vest; accordingly, these expenses are reduced for estimated forfeitures. The Compensation-Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 6.1%, 6.3% and 6.7% for the years ended December 31, 2013, 2012 and 2011, respectively, based on historical experience.

Stock-based compensation expenses for options and awards are recognized on a straight-line basis. Stock-based compensation expenses are allocated to research and development or general and administrative based upon the department to which the associated employee or non-employee reports.

Total stock-based compensation expenses recognized for the years ended December 31, 2013, 2012 and 2011 was comprised as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Research and development	$1,688	$1,876	$2,129
General and administrative	2,341	2,594	2,678
Total stock-based compensation expenses	$4,029	$4,470	$4,807

The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011was $3.9 million, $4.7 million and $3.3 million, respectively. At December 31, 2013, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $5.7 million, expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss (in thousands)	$(11,898)	$(9,186)	$(8,724)

Denominator:
Weighted average common shares	40,662,640	39,956,283	39,571,094

Basic and diluted net loss per share	$(0.29)	$(0.23)	$(0.22)

	Years Ended December 31,
	2013	2012	2011
Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,578,438	10,574,368	8,991,063
	11,578,438	10,574,368	8,991,063

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of December 31, 2013, 2012 and 2011 consisted of unrealized gains on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

The Company currently operates in a single operating segment.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,505	$3	$—	$7,508
United States Government Agency Bonds	14,249	4	—	14,253
	$21,754	$7	$—	$21,761

The following is a summary of investments available-for-sale securities at December 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$5,533	$1	$—	$5,534
United States Government Agency Bonds	20,856	6	—	20,862
	$26,389	$7	$—	$26,396

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 30, 2013 and 2012. As of December 31, 2013, the Company held $19.0 million of available-for-sale securities with maturity dates within one year and $2.8 million with maturity dates over one year and less than two years.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2013	2012
Scientific equipment	$12,645	$12,639
Computer equipment	3,463	3,365
Furniture and fixtures	1,099	1,087
Leasehold improvements	13,204	13,109
	30,411	30,200
Less accumulated depreciation and amortization	(24,758)	(22,290)
	$5,653	$7,910

Depreciation expense was $2.8 million, $2.8 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2013	2012
Accounts payable	$663	$393
Accrued employee benefits	5,320	4,968
Other accrued expenses	1,136	1,177
	$7,119	$6,538

3. Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and indicates the fair value hierarchy of the valuation techniques used by the Company to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during 2013 or 2012.

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

The fair value as of December 31, 2013 and 2012 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$10,545	$10,545	$—	$—
U.S. Treasuries	7,508	7,508	—	—
U.S. Government Agency Bonds	14,253	—	14,253	—
Total financial instruments owned	$32,306	$18,053	$14,253	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$15,278	$15,278	$—	$—
U.S. Treasuries	5,534	5,534	—	—
U.S. Government Agency Bonds	20,862	—	20,862	—
Total financial instruments owned	$41,674	$20,812	$20,862	$—

4. Product Discovery, Development and Commercialization Collaborations

The Company’s current collaboration agreements generally provide for research and development funding, milestone payments, cost reimbursement and royalty payments in the event the collaborator commercializes a product incorporating the Company’s flavor ingredients.

  For the Company’s agreements that include development milestones and commercial milestones, development milestones generally range from $250,000 to $2.0 million each. Development milestones are generally due upon selection and regulatory events. Development milestones are considered to be due to the Company’s performance and are accounted for as substantive milestones in accordance with the Revenue Recognition — Milestone Method Topic of the FASB ASC. Development milestones are recorded as development revenues. An example of a selection event would be a collaborator selecting a compound for development. The Company’s efforts that support the compound selection process include the identification of relevant taste receptors and the development of proprietary taste receptor-based assays based in the identified receptor, the screening and identification of compounds that bind to the identified receptor and optimization of compounds for selection. An example of a regulatory event would be a selected compound obtaining either U.S. or foreign regulatory approval. As of December 31, 2013, the Company’s agreements contain 24 unearned potential development milestones totaling $20.7 million. There are circumstances under which the Company and its collaborators in the future may mutually agree to pursue additional program goals, in which case the Company could then be eligible to earn additional milestones. Any such additional milestones remain uncertain at this time. The Company does not consider any individual development milestone to be material due to the relatively small size of any individual development milestone payment in relation to the Company’s annual revenues, and due to the uncertainty associated with the scientific progress required for the Company to earn such milestones.

Commercial milestones generally range from $250,000 to $1.5 million each and are due upon commercial events. The Company does not consider commercial events to be due to the Company’s performance, and as such, are not accounted for as substantive milestones in accordance with the Revenue Recognition — Milestone Method Topic of the FASB ASC. Examples of commercial events would be the first commercial sale of a product containing a developed compound or upon sales of a product containing a developed compound reaching a certain level. As of December 31, 2013, the Company’s agreements contain 10 unearned potential commercial milestones totaling $8.9 million. There are circumstances under which the Company and its collaborators in the future may mutually agree to pursue additional program goals, in which case the Company could then be eligible to earn additional milestones. Any such additional milestones remain uncertain at this time. The Company considers milestones for commercial events to be commercial revenues.

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

In November 2010, Firmenich exercised its option to expand the companies’ agreement to include the discovery, development, and worldwide commercialization of natural flavor ingredients that modify the taste of sucrose, fructose, and various forms of rebaudioside. In consideration of the expansion of the agreement, Firmenich paid Senomyx additional research funding as well as milestones, minimum annual royalties, and royalties on sales of natural sweet enhancers developed under the collaboration.

In April 2013, the Company amended and restated the collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. Firmenich will pay an additional non-refundable license fee of $5 million, of which $4 million was paid in 2013. Firmenich will also pay approximately $13 million in research funding over the three-year extension period from July 2013 through July 2016, payable on a quarterly basis. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration.

In connection with this collaborative agreement, the Company recognized development revenues of $6.9 million, $6.8 million and $9.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Development revenues in 2013, 2012 and 2011 included $667,000, $750,000 and $250,000 related to the earning of one, two and one development milestones, respectively. The Company also recognized commercial revenues of $1.1 million, $553,000 and $501,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company had deferred revenues of $3.2 million and $747,000.

Under this agreement, through December 31, 2013, the Company has received $41.1 million in license fees, research and development funding and cost reimbursements and $2.3 million in milestones. If all milestones are achieved and all extension options are exercised, and including the $43.4 million in license fees, research and development funding, milestones and cost reimbursements paid through December 31, 2013, the Company may be entitled to up to $70.2 million. There is no guarantee that the Company will receive any further milestone payments under this collaboration.

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

In connection with this agreement, the Company recognized development revenues of $16.2 million, $17.7 million and $16.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in development revenues was zero, $1.5 million and $750,000 related to the earnings of development milestones for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company had deferred revenues of $7.3 million and $14.8 million.

Under this agreement, through December 31, 2013, the Company has received $60.4 million in upfront fees, research and development funding and cost reimbursements and $2.3 million in milestones. If all milestones are achieved and all extension options are exercised, and including the $62.7 million in upfront fees, research and development funding, milestones and cost reimbursements, the Company may be entitled to up to $97.6 million. There is no guarantee that the Company will receive any further milestone payments or royalties under this collaboration.

This footnote only discloses amounts recognized for individually material collaboration agreements during 2013, 2012 and 2011, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

The Company leases its primary office facility under the Nexus Lease that expires on February 28, 2017. The Nexus Lease provides for an annual 3% rent increase. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $1.7 million for all years. The Company has also entered into various operating lease agreements for office equipment.

The estimated annual future minimum rental payments under the Company’s operating leases in effect at December 31, 2013, which expire through 2017, for the years ending December 31 are as follows (in thousands):

Operating Leases
2014	$2,933
2015	3,007
2016	3,094
2017	519
2018	—
Thereafter	—
Total minimum lease payments	$9,553

In connection with certain license agreements, the Company’s annual future minimum obligation payments are $353,000 for the year ending December 31, 2014.

6. Stockholders’ Equity

Convertible Preferred Stock

The Company’s certificate of incorporation, as amended and restated, authorizes the Company to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. The Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2013 or 2012.

Equity Incentive Plan

During 1999, the Company adopted the 1999 Equity Incentive Plan, which was amended and restated by the 2004 Equity Incentive Plan in connection with the Company’s initial public offering (the “Plan”), which provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to employees, directors and consultants of the Company. The Plan, as amended, authorizes the Company to issue up to 18,935,450 shares of common stock. At December 31, 2013, 4,104,024 shares remain available for grant under the Plan. In 2013, the Company adopted the 2013 Equity Incentive Plan, into which the 4,104,024 shares available for grant were carried over from the 2004 Equity Incentive Plan, effective for grants beginning January 1, 2014. The Company issues new shares upon the exercise of stock options.

The Plan allows the Company to grant restricted stock purchase rights at no less than 85% of the fair value of the Company’s common stock as determined by the Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by the Board of Directors, typically over a four-year period. Since the Plan’s inception, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2013. The Company has repurchased a total of 131,152 shares since the Plan’s inception and no shares are subject to repurchase at December 31, 2013. No restricted stock purchase rights were granted during the years ended December 31, 2013, 2012 or 2011.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of the Company’s common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of the Company’s common stock on the date of grant. The Company has an option to repurchase all unvested shares, at the original purchase price, upon the voluntary or involuntary termination of employment with, or consulting services provided to, the Company for any reason. At December 31, 2013, no shares of common stock were unvested and subject to repurchase.

The following is a summary of stock option activity under the Plan through December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2012	10,574,368	$6.18

Granted	1,756,210	$2.16
Exercised	(715,440)	$1.94
Cancelled	(36,700)	$6.47

Outstanding at December 31, 2013	11,578,438	$5.83	5.8	$14,103

Vested or expected to vest at December 31, 2013	11,354,834	$5.89	5.8	$13,576

Exercisable at December 31, 2013	8,378,328	$6.84	4.8	$7,344

The aggregate intrinsic value represents the difference between the closing market price of the Company’s common stock at December 31, 2013 of $5.06 and the exercise price of in-the-money options. The total intrinsic value of options exercised was $844,000, $29,000, and $367,000 during the years ended December 31, 2013, 2012 and 2011, respectively. The Company received $1.4 million, $26,000 and $379,000 in proceeds from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively.

Employee Stock Purchase Plan

During 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of the Company’s common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize the Company to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 5,633,096 shares to be granted, including 3,000,000 shares authorized in 2013 by an amendment to the Purchase Plan. At December 31, 2013, 2,633,057 shares of common stock have been issued under the Purchase Plan at an average price of $2.61 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2013
Common stock options granted and outstanding	11,578,438
Common stock options reserved for future grant	4,104,024
Common stock reserved under Purchase Plan	3,000,039
Total common stock shares reserved for future issuance	18,682,501

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

7. Income Taxes

Significant components of the Company’s net deferred tax assets at December 31, 2013 and 2012 are shown below (in thousands). A valuation allowance of $87.2 million and $82.1 million has been established to offset the net deferred tax assets as of December 31, 2013 and 2012, respectively, due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$37,500	$34,300
Capitalized research and development	23,600	21,700
Research and development credits	9,800	8,800
Stock compensation	8,900	8,200
Deferred revenues	4,300	6,300
Other, net	3,100	2,800
Total deferred tax assets	87,200	82,100

Total deferred tax liabilities	—	—

Net deferred tax assets	87,200	82,100
Valuation allowance for deferred tax assets	(87,200)	(82,100)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2013, 2012 and 2011, due to the following (in thousands):

	2013	2012	2011
Federal income taxes at 35%	$(4,164)	$(3,215)	$(3,053)
State income tax, net of Federal benefit	(581)	(409)	(449)
Tax effect on non-deductible expenses and credits	(5)	542	(4,956)
Other	(350)	(28)	3,351
Increase in valuation allowance	5,100	3,110	5,107
	$—	$—	$—

The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2013 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $1.7 million.

At December 31, 2013, the Company had Federal and California tax net operating loss carryforwards of approximately $98.8 million and $80.9 million, respectively. The Federal and California tax loss carryforwards will begin to expire in 2019 and 2014, respectively, unless previously utilized.

At December 31, 2013, the Company also had Federal and California research and development tax credit carryforwards of approximately $8.6 million and $6.9 million, respectively. The Federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

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

A rollforward of changes in the Company’s unrecognized tax benefits is shown below (in thousands).

	2013	2012	2011
Balance at beginning of year	$3,629	$3,521	$1,538
Additions based on tax positions related to the current year	242	94	302
Additions based on tax positions of prior years	118	14	1,681
Balance at end of year	$3,989	$3,629	$3,521

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any interest or penalties.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:

Revenues	$7,482	$7,667	$6,729	$7,409

Total operating expenses	10,501	10,005	10,212	10,502

Net loss	(3,008)	(2,329)	(3,475)	(3,086)

Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.09)	$(0.08)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:

Revenues	$8,282	$6,931	$7,916	$8,184

Total operating expenses	10,160	10,044	9,955	10,407

Net loss	(1,852)	(3,094)	(2,027)	(2,213)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.05)	$(0.06)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Senomyx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Senomyx, Inc.  as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of Senomyx, Inc. and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 13, 2014

Item 9B.  Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2014 Annual Meeting of Stockholders to be held on May 29, 2014, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(5)	10.5+	2013 Equity Incentive Plan.
	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2013 Executive Bonus Plan.
(8)	10.11+	Senomyx, Inc. 2014 Executive Bonus Plan.
(9)	10.12+	Non-Employee Director Compensation Policy effective January 1, 2014.
(10)	10.13+	Description of director compensation provided to Jay Short.
(11)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(11)	10.15+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(12)	10.17+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(13)	10.18+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(14)	10.19+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(15)	10.20+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(13)	10.21+	Form of Amended and Restated Change in Control Agreement.

(16)	10.22*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(17)	10.23	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(12)	10.24*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(18)	10.25*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(17)	10.26*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(19)	10.27*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.28*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.
(6)	10.29*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

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

(5)                                 Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.

(6)                                 Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(7)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

(8)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.

(9)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2013 and incorporated herein by reference.

(10)                         Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(11)                          Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(12)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(13)                          Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(14)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(15)                          Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(16)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(17)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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

Senomyx, Inc.

	By:	/S/ JOHN POYHONEN
John Poyhonen
President, Chief Executive Officer and Director

Dated: March 13, 2014

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

Signature	Title	Date

/S/ JOHN POYHONEN	President, Chief Executive Officer and Director	March 13, 2014
John Poyhonen	(Principal Executive Officer)

/S/ ANTONY ROGERS	Senior Vice President and Chief Financial Officer	March 13, 2014
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ ROGER D. BILLINGSLEY	Director	March 13, 2014
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	March 13, 2014
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 13, 2014
Mary Ann Gray, Ph.D.

/S/ MICHAEL E. HERMAN	Director	March 13, 2014
Michael E. Herman

/S/ JAY M. SHORT	Director	March 13, 2014
Jay M. Short, Ph.D.

/S/ KENT SNYDER	Chairman of the Board of Directors	March 13, 2014
Kent Snyder

/S/ CHRISTOPHER TWOMEY	Director	March 13, 2014
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(3)	3.3	Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of Delaware on February 14, 2005.
(1)	4.1	Form of Common Stock Certificate.
(3)	4.2	Form of Rights Certificate.
(3)	4.3	Rights Agreement, dated February 14, 2005 by and between Senomyx, Inc. and Mellon Investor Services LLP.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(4)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(5)	10.5+	2013 Equity Incentive Plan.
	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2013 Executive Bonus Plan.
(8)	10.11+	Senomyx, Inc. 2014 Executive Bonus Plan.
(9)	10.12+	Non-Employee Director Compensation Policy effective January 1, 2014.
(10)	10.13+	Description of director compensation provided to Jay Short.
(11)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(11)	10.15+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(12)	10.17+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(13)	10.18+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(14)	10.19+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D..
(15)	10.20+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(13)	10.21+	Form of Amended and Restated Change in Control Agreement.
(16)	10.22*	Lease Agreement between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc..
(17)	10.23	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(12)	10.24*	License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(18)	10.25*	First Amendment dated February 7, 2007 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(17)	10.26*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(19)	10.27*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.28*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.

(6)	10.29*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

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

(5)                                 Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.

(6)                                 Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.

(7)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2013 and incorporated herein by reference.

(8)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2014 and incorporated herein by reference.

(9)                                 Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2013 and incorporated herein by reference.

(10)                          Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(11)                          Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

(12)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.

(13)                          Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.

(14)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.

(15)                         Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.

(16)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(17)                          Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

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