Form 10-Q
period 2014-03-31
SENOMYX INC
filed 2014-05-01
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 23, 2014:  42,518,964

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$12,857	$11,201
Short-term investments available-for-sale	18,711	18,962
Accounts receivable	3,020	2,126
Other current assets	1,406	873
Total current assets	35,994	33,162

Long-term investments available-for-sale	—	2,799
Property and equipment, net	5,214	5,653
Total assets	$41,208	$41,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,986	$7,119
Deferred rent	289	267
Leasehold incentive obligation	987	987
Deferred revenues	8,385	9,178
Total current liabilities	13,647	17,551

Deferred rent	798	871
Leasehold incentive obligation	1,892	2,139
Deferred revenues	1,000	1,375

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2014 (unaudited) and December 31, 2013	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2014 (unaudited) and December 31, 2013; 42,160,448 and 41,095,917 shares issued and outstanding at March 31, 2014 (unaudited) and December 31, 2013, respectively	42	41
Additional paid-in capital	268,516	262,317
Accumulated other comprehensive income	8	7
Accumulated deficit	(244,695)	(242,687)
Total stockholders’ equity	23,871	19,678
Total liabilities and stockholders’ equity	$41,208	$41,614

[NOTE: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Development revenues	$6,800	$6,037
Commercial revenues	1,404	1,445

Total revenues	8,204	7,482

Operating expenses:
Cost of commercial revenues	101	101
Research, development and patents	7,017	7,380
Selling, general and administrative	3,102	3,020

Total operating expenses	10,220	10,501

Loss from operations	(2,016)	(3,019)

Other income	8	11

Net loss	(2,008)	(3,008)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	1	(3)

Comprehensive loss	$(2,007)	$(3,011)

Net loss per share, basic and diluted	$(0.05)	$(0.07)

Shares used in calculating net loss per share, basic and diluted	41,466,762	40,458,878

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(2,008)	$(3,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	592	735
Accretion of premium on available-for-sale securities	49	45
Amortization of leasehold incentive obligation	(247)	(247)
Stock-based compensation for employees and non-employee directors	1,366	919
Stock-based compensation for non-employees	17	5
Change in operating assets and liabilities:
Accounts receivable	(894)	1,076
Other current assets	(307)	272
Accounts payable, accrued expenses and other current liabilities	(3,272)	(1,291)
Deferred revenues	(1,168)	(754)
Deferred rent	(51)	(31)
Net cash used in operating activities	(5,923)	(2,279)

Investing activities
Purchases of property and equipment	(14)	(190)
Purchases of available-for-sale securities	—	(6,547)
Maturities of available-for-sale securities	2,990	10,498
Net cash provided by investing activities	2,976	3,761

Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,603	580
Net cash provided by financing activities	4,603	580

Net change in cash and cash equivalents	1,656	2,062
Cash and cash equivalents at beginning of period	11,201	15,427
Cash and cash equivalents at end of period	$12,857	$17,489

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$139	$101

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated in Delaware in September 1998 and commenced operations in January 1999. The Company is focused on using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. The Company’s current programs focus on the development and commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

The Company currently has product discovery, development and commercialization collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., Firmenich SA, Nestlé SA and PepsiCo, Inc. The Company’s collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company also has a direct sales program to sell certain flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

Basis of Presentation

The financial statements of the Company at March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be reported for the year ending December 31, 2014. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries and United States government agency bonds with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

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

Pursuant to the Revenue Recognition — Multiple-Element Arrangements Topic of the FASB ASC, each required deliverable is evaluated to determine if it qualifies as a separate unit of accounting. For the Company this determination is generally based on whether the deliverable has “stand-alone value” to the customer. The arrangement’s consideration is then allocated to each separate unit of accounting based on the relative selling price of each deliverable. The estimated selling price of each deliverable is determined using the following hierarchy of values: (i) vendor-specific objective evidence of fair value; (ii) third-party evidence of selling price; and (iii) best estimate of selling price (“BESP”). The BESP reflects the Company’s best estimate of what the selling price would be if the deliverable was regularly sold by the Company on a stand-alone basis. The Company expects, in general, to use the BESP for allocating consideration to each deliverable. In general, the consideration allocated to each unit of accounting is then recognized as the related goods or services are delivered, limited to the consideration that is not contingent upon future deliverables. For multiple-element arrangements entered into prior to January 1, 2011 and not materially modified thereafter, the Company continues to apply the Company’s prior accounting policy with respect to such arrangements.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $6.3 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents as a component of research, development and patents on our Statements of Operations and Comprehensive Loss. Such patent-related expenses totaled $690,000 and $293,000 for the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2014 and 2013 was comprised as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Research, development and patents	$622	$390
Selling, general and administrative	761	534
Total stock-based compensation expenses	$1,383	$924

At March 31, 2014, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $12.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss (in thousands)	$(2,008)	$(3,008)
Denominator:
Weighted average common shares	41,466,762	40,458,878

Basic and diluted net loss per share	$(0.05)	$(0.07)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	12,198,066	10,616,773

Comprehensive Loss

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.              Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$4,500	$1	$—	$4,501
United States government agency securities	14,203	7	—	14,210

Total	$18,703	$8	$—	$18,711

The following is a summary of investments available-for-sale at December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,505	$3	$—	$7,508
United States government agency securities	14,249	4	—	14,253

Total	$21,754	$7	$—	$21,761

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2014 and 2013. As of March 31, 2014, the Company held $18.7 million of available-for-sale securities with maturity dates within one year.

3.              Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 or 2013.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$11,668	$11,668	$—	$—
United States Treasuries	4,501	4,501	—	—
United States government agency securities	14,210	—	14,210	—
Total financial instruments owned	$30,379	$16,169	$14,210	$—

4.              Product Discovery, Development and Commercialization Collaborations

During the three months ended March 31, 2014, the Company earned two substantive development milestones totaling $1.3 million related to its Sweet Taste Program. No milestones were earned during the three months ended March 31, 2013.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this quarterly report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 included with our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste.

We have historically licensed our flavor ingredients to our collaborators on an exclusive or co-exclusive basis. We currently have product discovery, development and commercialization collaborations with several of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé and PepsiCo, Inc, or PepsiCo. Depending upon the collaboration, our collaboration agreements provide for license fees, research and development funding, reimbursement of certain costs, development milestones based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We anticipate that we will derive all of our revenues from existing and future collaborations and from a direct sales program whereby we sell certain of our flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

In March 2014, we announced that a flavor ingredient from our Sweet Taste Program was determined Generally Recognized As Safe, or GRAS, by the Expert Panel of the Flavor and Extract Manufacturers Association of the United States. The new SweetmyxTM ingredient is a flavor with modifying properties that is used as part of a flavor system to maintain the taste in a wide variety of foods and beverages in which a sweetener such as sugar has been reduced. The GRAS determination allows our partners, PepsiCo and Firmenich, to pursue commercialization of the Sweetmyx flavor ingredient in the United States and a number of other countries. The GRAS status also assists with approvals in other regions of the world. PepsiCo has exclusive rights to use the new Sweetmyx flavor ingredient worldwide in non-alcoholic beverages. Firmenich has lifetime rights to commercialize this Sweetmyx flavor ingredient for food product categories and alcoholic beverages, with exclusive rights until March 2018. We will receive royalties from each of our partners based on sales of products that incorporate the new flavor ingredient.

In April 2014, we announced that we entered into a collaborative research agreement with PepsiCo focused on the identification of flavors with modifying properties intended to restore the desired salty taste in products with reduced salt. Under the terms of the agreement, PepsiCo will provide certain research funding for our Salt Taste Program through December 2014, with options to continue the research funding period for up to three years.

We have incurred significant losses since our inception in 1998 and as of March 31, 2014, our accumulated deficit was $245 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

We recorded development revenues of $6.8 million and $6.0 million during the three months ended March 31, 2014 and 2013, respectively. The increase of $763,000 was primarily attributable to $1.3 million of development milestones earned in the first quarter of 2014 related to our Sweet Taste Program. This increase was partially offset by a $317,000 decrease in development revenues from our Cooling Taste Program, as research funding under our collaboration with Firmenich expired in June 2013. Our commercial revenues were $1.4 million for each of the three months ended March 31, 2014 and 2013.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 85% and 76% of total revenues for the three months ended March 31, 2014 and 2013, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $101,000 for each of the three months ended March 31, 2014 and 2013. These amounts primarily represent royalties payable under our third party licensing agreements.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $7.0 million and $7.4 million for the three months ended March 31, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Salaries and personnel	$3,307	$3,396
Facilities and depreciation	1,260	1,401
Patents and licensing	780	473
Non-cash stock-based compensation	622	390
Research and development supplies	507	580
Outside services	303	898
Miscellaneous	238	242
Total research, development and patents expenses	$7,017	$7,380

Patents and Licensing. Our patents and licensing expenses increased from $473,000 for the first quarter of 2013 to $780,000 for the first quarter of 2014 due to the timing of patent filings and associated legal expenses.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $622,000 and $390,000 for the three months ended March 31, 2014 and 2013, respectively. The increase of $232,000 was due to a higher fair value for stock options granted in the first quarter of 2014 based on the higher price of our common stock during such period.

Outside Services. Our outside services expenses decreased from $898,000 for the three months ended March 31, 2013 to $303,000 for the three months ended March 31, 2014. The decrease was due to decreased activities in the first quarter of 2014 for safety studies in support of product candidate regulatory filings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.1 million and $3.0 million for the three months ended March 31, 2014 and 2013, respectively. The increase is primarily due to increased non-cash stock-based compensation expenses in the first quarter of 2014 resulting from a higher fair value for stock options granted in the first quarter or 2014 based on the higher price of our common stock during such period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of March 31, 2014, we had received $218 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $200 million in proceeds from the sales of common and preferred stock, $18 million in royalties and commercial milestone payments and $12 million in interest income.

At March 31, 2014, we had $31.6 million in cash, cash equivalents and investments available-for-sale as compared to $33.0 million at December 31, 2013, a decrease of $1.4 million. This decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $5.9 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. The $3.6 million increase in cash used in operating activities was driven by changes in operating assets and liabilities. Net changes in operating assets and liabilities used cash of $5.7 million and $728,000 during the three months ended March 31, 2014 and 2013, respectively. The increased use of cash in the first quarter of 2014 primarily resulted from the timing of payments we made to vendors and payments we received from collaborators. Our net loss decreased $1.0 million to $2.0 million for the three months ended March 31, 2014 compared to $3.0 million for the three months ended March 31, 2013. Non-cash expenses increased $320,000 to $1.8 million for the three months ended March 31, 2014 from $1.5 million for the three months ended March 31, 2013, primarily due to increased stock-based compensation expenses.

Investing Activities

Investing activities provided cash of $3.0 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively. Cash provided by investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $4.6 million and $580,000 for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities reflects net proceeds from the issuance of common stock from the exercise of stock options and stock purchases under our employee stock purchase program. The $4.0 million increase in cash provided by financing activities reflects increased exercises of stock options during the first quarter of 2014, attributable to the higher price of our common stock compared to the first quarter of 2013.

As of March 31, 2014, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$8,834	$2,949	$5,885	$—	$—
License payments	152	139	13	—	—
Total	$8,986	$3,088	$5,898	$—	$—

As of March 31, 2014, we had no long-term debt obligations.

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

Commencing April 1, 2014, we are entitled to receive $14.6 million in non-refundable license fees, research and development funding and achieved milestone payments from our collaborators over the remaining life of our current collaboration agreements. If all extension options are elected, we would be entitled to receive an additional $17.6 million for a total of $32.2 million in non-refundable license fees, research and development funding and achieved milestone payments. Assuming all milestones are achieved for all program goals for all collaborations and we receive all license fees and research and development funding, including any amounts due upon the election of extension options, we may be entitled to receive up to $60.5 million.

In the next nine months (through December 31, 2014), we anticipate receiving $11.2 million in research and development funding and $1.3 million in payments for milestones achieved to date. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including our Sweetmyx SR96 (S9632) flavor ingredient for which we have rights for use in non-alcoholic beverages, Savorymyx UM80 (S807) for which we have worldwide rights in all products, Sweetmyx SR69 (S6973) for which we will obtain rights for all products in the second quarter of 2014, Bittermyx BB68 (S6821) for which we have worldwide rights in certain products, and S336 savory flavor ingredient for which we have recently regained certain rights in Japan and outside of Asia. We currently intend to commercialize Sweetmyx SR96, Savorymyx UM80, Sweetmyx SR69, Bittermyx BB68 and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

We may not be able to enter into additional collaborative agreements due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive, co-exclusive or non-exclusive basis for the respective collaborator during the collaborative period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaborative period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators and under some agreements we have agreed to arrangements where we would not launch competing products or collaborate with a collaborator’s competitor for a limited period of time even after the conclusion of the applicable collaborative period. Consolidation in our target markets may also limit the number of potential collaborators. Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaborative period, our collaborators may elect not to renew these agreements on terms that are acceptable to us. If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business may be significantly diminished.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $2.0 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of approximately $245 million. We expect to incur additional losses for at least the next year. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

We currently expect to rely on outside suppliers for our flavor ingredients to support our direct sales program, including Firmenich as sole supplier of our sweet flavor ingredients. If Firmenich or other suppliers are unable to supply us with our required amounts of our flavor ingredients on a timely basis, our results of operations may be adversely affected.*

We have agreed to utilize Firmenich as our exclusive manufacturer of any sweet flavor ingredient that Firmenich has selected to develop under the terms of our collaboration agreement. We have also entered into supply agreements with manufacturers for our savory flavor ingredients and bitter blockers and may enter into additional manufacturing arrangements in the future. Because Firmenich and our other suppliers are third party manufacturers, we have only limited control over the timing and level of their production volumes. If Firmenich or our other suppliers fail to supply us with required amounts of our flavor ingredients under our agreements, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply, which may be more costly and may not even be available on acceptable terms or within an acceptable timeframe. Accordingly, if Firmenich or our other suppliers are unable to supply us with our required amounts of flavor ingredients on a timely basis and with acceptable quality, it may have a material adverse effect on our results of operations.

We hold inventory and have committed to future inventory purchases to support our direct sales program. If our inventory on-hand or committed amounts cannot be sold, our results of operations and/or financial position may be adversely affected.

We hold inventory of commercial quantities of certain of our flavor ingredients. We have committed and will continue to commit to future purchases of our flavor ingredients in advance of customer orders. We have no prior experience in managing inventory for the commercialization of our flavor ingredients. In particular, during the launch of our direct sales program we may have excess inventory on-hand, we may be forced to purchase excessive amounts of flavor ingredients in order to establish manufacturing relationships with third parties or to give potential customers greater confidence in the reliability of our supply, which may have a material adverse effect on our results of operations and/or financial position.

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

10.1+	Senomyx 2014 Executive Bonus Plan (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on February 7, 2014).

31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

+                                                                 Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: May 1, 2014	By:	/S/ JOHN POYHONEN
John Poyhonen
President, Chief Executive Officer and Director
(on behalf of the registrant and as the registrant’s
Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as the registrant’s
Principal Financial and Accounting Officer)