Form 10-Q
period 2014-06-30
SENOMYX INC
filed 2014-07-31
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Larger accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on July 23, 2014:  42,878,321

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.                        CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
	(Unaudited)	[Note]
Assets
Current assets:
Cash and cash equivalents	$6,889	$11,201
Short-term investments available-for-sale	18,923	18,962
Accounts receivable	2,039	2,126
Other current assets	1,693	873
Total current assets	29,544	33,162

Long-term investments available-for-sale	7,750	2,799
Property and equipment, net	4,728	5,653
Total assets	$42,022	$41,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,588	$7,119
Deferred rent	310	267
Leasehold incentive obligation	987	987
Deferred revenues	4,983	9,178
Total current liabilities	11,868	17,551

Deferred rent	705	871
Leasehold incentive obligation	1,645	2,139
Deferred revenues	1,597	1,375

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2014 (unaudited) and December 31, 2013	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2014 (unaudited) and December 31, 2013; 42,871,713 and 41,095,917 shares issued and outstanding at June 30, 2014 (unaudited) and December 31, 2013, respectively	43	41
Additional paid-in capital	273,503	262,317
Accumulated other comprehensive income (loss)	(3)	7
Accumulated deficit	(247,336)	(242,687)
Total stockholders’ equity	26,207	19,678
Total liabilities and stockholders’ equity	$42,022	$41,614

[NOTE: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues:
Development revenues	$5,897	$6,186	$12,697	$12,223
Commercial revenues	1,446	1,481	2,850	2,926

Total revenues	7,343	7,667	15,547	15,149

Operating expenses:
Cost of commercial revenues	138	104	239	205
Research, development and patents	6,599	6,968	13,616	14,348
Selling, general and administrative	3,255	2,933	6,357	5,953

Total operating expenses	9,992	10,005	20,212	20,506

Loss from operations	(2,649)	(2,338)	(4,665)	(5,357)

Other income	8	9	16	20

Net loss	(2,641)	(2,329)	(4,649)	(5,337)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(11)	(18)	(10)	(21)

Comprehensive loss	$(2,652)	$(2,347)	$(4,659)	$(5,358)

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.11)	$(0.13)

Shares used in calculating net loss per share, basic and diluted	42,587,174	40,630,844	42,030,063	40,545,336

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(4,649)	$(5,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,144	1,465
Accretion of premium on available-for-sale securities	102	105
Amortization of leasehold incentive obligation	(494)	(493)
Stock-based compensation for employees and non-employee directors	2,880	1,866
Stock-based compensation for non-employees	28	8
Change in operating assets and liabilities:
Accounts receivable	87	1,402
Other current assets	(916)	233
Accounts payable, accrued expenses and other current liabilities	(1,531)	(847)
Deferred revenues	(3,973)	(2,782)
Deferred rent	(123)	(82)
Net cash used in operating activities	(7,445)	(4,462)

Investing activities
Purchases of property and equipment	(219)	(345)
Purchases of available-for-sale securities	(11,253)	(19,387)
Maturities of available-for-sale securities	6,240	21,595
Net cash provided by (used in) investing activities	(5,232)	1,863

Financing activities
Proceeds from issuance of common stock, net of issuance costs	8,365	587
Net cash provided by financing activities	8,365	587

Net change in cash and cash equivalents	(4,312)	(2,012)
Cash and cash equivalents at beginning of period	11,201	15,427
Cash and cash equivalents at end of period	$6,889	$13,415

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$64

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

1.              Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (the “Company”) was incorporated in Delaware in September 1998 and commenced operations in January 1999. The Company uses proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. The Company’s current programs focus on the development and commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

The Company currently has product discovery, development and commercialization collaborations with four of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., Firmenich SA, Nestlé SA and PepsiCo, Inc. The Company’s collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating the Company’s flavor ingredients. The Company also has a direct sales program to sell certain flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

Basis of Presentation

The financial statements of the Company at June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited. The unaudited financial statements have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be reported for the year ending December 31, 2014. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013, including the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

The Company’s surplus cash is invested in United States Treasuries, United States government agency bonds and corporate notes with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. The Company’s investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Revenue Recognition

The Company’s revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Some of the Company’s agreements contain multiple elements, including technological and territorial licenses and research and development services. In accordance with these agreements, the Company may be eligible for upfront fees, research and development funding, cost reimbursements, development milestone payments, commercial milestone payments, minimum periodic royalty payments and royalty payments. Development revenues include revenues from license fees, research and development funding, the achievement of development milestones and cost reimbursements. Commercial revenues include revenues from the achievement of commercial milestones, royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients and minimum periodic royalty payments.

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

Non-refundable license fees, if not associated with future Company performance, are recognized when received. Non-refundable license fees, if associated with future Company performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned. Revenues from the achievement of development milestones are accounted for in accordance with the Revenue Recognition — Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement, if any. The Company assesses whether a milestone is substantive at the inception of each agreement. Revenues from cost reimbursement are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Revenues from the achievement of commercial milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, as these milestone payments do not require the Company’s efforts, but result from the efforts of the collaborator. Royalties on sales made by the Company’s collaborators of products incorporating the Company’s flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears. Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods. Royalty terms are specific to each collaboration and collaborator and can vary from year to year. These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator. Periodically, as contractually specified, the Company’s collaborators are required to provide a report detailing all sales of products containing the Company’s flavor ingredients. To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to the Company the difference between royalties calculated and minimum periodic royalty payments made to date. The Company recognizes this difference as royalties on product sales at the time the report is received. To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, the Company is not required to refund the difference. Although the Company currently does not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.

In May 2014, a Revenue Recognition — Revenue from Contracts with Customers Topic of the FASB ASC was issued. This new Topic amends guidance in the Revenue Recognition Topic of the FASB ASC and is effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of the new Topic.

Research, Development and Patents

Research and development costs, including those incurred in relation to the Company’s collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $6.3 million and $6.7 million for the three months ended June 30, 2014 and 2013, respectively, and $12.6 million and $13.8 million for the six months ended June 30, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. The Company includes all external costs related to the filing of patents as a component of research, development and patents on our Statements of Operations and Comprehensive Loss. Such patent-related expenses totaled $309,000 and $304,000 for the three months ended June 30, 2014 and 2013, respectively, and $999,000 and $597,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and six months ended June 30, 2014 and 2013 was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Research, development and patents	$650	$380	$1,272	$770
Selling, general and administrative	875	570	1,636	1,104
Total stock-based compensation expenses	$1,525	$950	$2,908	$1,874

At June 30, 2014, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $12.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss (in thousands)	$(2,641)	$(2,329)	$(4,649)	$(5,337)
Denominator:
Weighted average common shares	42,587,174	40,630,844	42,030,063	40,545,336

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.11)	$(0.13)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,719,801	11,919,834	11,719,801	11,919,834

Comprehensive Loss

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s accumulated other comprehensive income as of June 30, 2014 and December 31, 2013 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.              Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$2,751	$—	$—	$2,751
United States government agency securities	19,154	3	(5)	19,152
Corporate notes	4,771	1	(2)	4,770

Total	$26,676	$4	$(7)	$26,673

The following is a summary of investments available-for-sale at December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,505	$3	$—	$7,508
United States government agency securities	14,249	4	—	14,253

Total	$21,754	$7	$—	$21,761

Investments the Company considers to be temporarily impaired at June 30, 2014 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses

United States government agency securities	4	$4,994	$(5)
Corporate notes	3	3,514	(2)
Total temporarily impaired securities	7	$8,508	$(7)

The Company believes that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that the Company will be able to hold these securities to maturity. Therefore the Company anticipates full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company held $18.9 million of available-for-sale securities with maturity dates within one year and $7.8 million with maturity dates over one year and less than two years.

3.              Fair Value Disclosures

The following table presents information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. The Company classifies money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. The Company obtains the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The Company’s professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. The Company then validates the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of the Company’s Level 2 investment portfolio balance against the fair values of the Company’s Level 2 investment portfolio balance provided by the Company’s investment managers. The Company classifies United States government agency securities and corporate note holdings as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2014 or 2013.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$5,206	$5,206	$—	$—
United States Treasuries	2,751	2,751	—	—
United States government agency securities	19,152	—	19,152	—
Corporate notes	4,770	—	4,770
Total financial instruments owned	$31,879	$7,957	$23,922	$—

4.              Product Discovery, Development and Commercialization Collaborations

In May 2014, PepsiCo, Inc. exercised its option to extend the collaboration agreement dated August 16, 2010 related to the Company’s sweet taste program for an additional two years, through August 2016. The collaboration will continue to be focused on the discovery and development of new flavor ingredients and new natural high-potency sweeteners. The Company is entitled to $17.6 million in committed research funding to be paid in quarterly installments over the additional two-year period.

During the six months ended June 30, 2014, the Company earned two substantive development milestones totaling $1.3 million related to its sweet taste program and one substantive development milestone of $500,000 related to its cooling taste program. No milestones were earned during the six months ended June 30, 2013.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, related notes and the “Risk Factors” included in this quarterly report on Form 10-Q and the audited financial statements, notes thereto as of and for the year ended December 31, 2013 and the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

We have historically licensed our flavor ingredients to our collaborators on an exclusive or co-exclusive basis. We currently have product discovery, development and commercialization collaborations with four of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé and PepsiCo, Inc, or PepsiCo. Depending upon the collaboration, our collaboration agreements provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We anticipate that we will derive all of our revenues from existing and future collaborations and from a direct sales program whereby we sell certain of our flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

In March 2014, we announced that a flavor ingredient from our Sweet Taste Program was determined Generally Recognized As Safe, or GRAS, by the Expert Panel of the Flavor and Extract Manufacturers Association of the United States. The new Sweetmyx® S617 ingredient is a flavor with modifying properties that is used as part of a flavor system to maintain the taste in a wide variety of foods and beverages in which a sweetener such as sugar has been reduced. The GRAS determination allows our partners, PepsiCo and Firmenich, to pursue commercialization of the Sweetmyx S617 flavor ingredient in the United States and a number of other countries. The GRAS status also assists with approvals in other regions of the world. PepsiCo has exclusive rights to use the new Sweetmyx S617 flavor ingredient worldwide in non-alcoholic beverages. Firmenich has rights to commercialize this Sweetmyx S617 flavor ingredient for food product categories and alcoholic beverages, with exclusive rights until March 2018. We will receive royalties from each of our partners based on sales of products that incorporate the new flavor ingredient.

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

In May 2014, PepsiCo, Inc. exercised its option to extend the collaboration agreement dated August 16, 2010 related to our Sweet Taste Program for an additional two years, through August 2016. The collaboration will continue to be focused on the discovery and development of new flavor ingredients and new natural high-potency sweeteners. We are entitled to $17.6 million in committed research funding to be paid in quarterly installments over the additional two-year period.

In May 2014, we entered into a first amendment to our Rights Agreement dated February 14, 2005 to allow RIMA Senvest Management, LLC and affiliates to acquire up to 19.99% of our outstanding common stock under certain circumstances without triggering certain adverse consequences to Senvest under the Rights Agreement. Also in May 2014, we entered into a separate agreement with Senvest which provides for certain governance and trading restrictions on Senvest to the extent and for so long as Senvest owns in excess of 15% of our outstanding common stock.

We have incurred significant losses since our inception in 1998 and as of June 30, 2014, our accumulated deficit was $247 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues

We recorded development revenues of $5.9 million and $6.2 million during the three months ended June 30, 2014 and 2013, respectively. The decrease of $289,000 was primarily attributable to a change in the service period over which the upfront license fee related the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, PepsiCo elected in accordance with our agreement to extend the service period of the collaboration an additional two years, to August 2016. This decrease was partially offset by a $500,000 increase in development milestone revenues related to our Cooling Taste Program.

Our commercial revenues were $1.4 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively. The decrease results from a non-recurring payment related to a Savory Taste Program collaboration in the second quarter of 2013, partially offset by increases in other commercial revenues from our Savory Taste Program and our Sweet Taste Program.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 73% and 79% of total revenues for the three months ended June 30, 2014 and 2013, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues of $138,000 and $104,000 for the three months ended June 30, 2014 and 2013, respectively, primarily represent royalties payable under our third party licensing agreements.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $6.6 million and $7.0 million for the three months ended June 30, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Salaries and personnel	$3,237	$3,201
Facilities and depreciation	1,302	1,454
Non-cash stock-based compensation	650	381
Research and development supplies	646	587
Patents and licensing	397	382
Outside services	168	776
Miscellaneous	199	187
Total research, development and patents expenses	$6,599	$6,968

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $650,000 and $381,000 for the three months ended June 30, 2014 and 2013, respectively. The increase of $269,000 was due to a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Outside Services. Our outside services expenses decreased from $776,000 for the three months ended June 30, 2013 to $168,000 for the three months ended June 30, 2014. The $608,000 decrease was due to decreased activities in the second quarter of 2014 for safety studies in support of product candidate regulatory filings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.3 million and $2.9 million for the three months ended June 30, 2014 and 2013, respectively. The $322,000 increase is primarily due to increased non-cash stock-based compensation expenses in the second quarter of 2014 resulting from a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Six Months Ended June 30, 2014 and 2013

Revenues

We recorded development revenues of $12.7 million and $12.2 million during the six months ended June 30, 2014 and 2013, respectively. The increase of $474,000 was primarily attributable to $1.8 million of development milestones earned in 2014 related to our Sweet Taste and Cooling Taste Programs, partially offset by a $700,000 decrease in revenues from development cost reimbursements across all programs and a $625,000 decrease in development revenues from our Cooling Taste Program, as research funding under our collaboration with Firmenich expired in June 2013.

Our commercial revenues were $2.9 million for each of the six months ended June 30, 2014 and 2013.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 79% and 78% of total revenues for the six months ended June 30, 2014 and 2013, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues of $239,000 and $205,000 for the six months ended June 30, 2014 and 2013, respectively, primarily represent royalties payable under our third party licensing agreements.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $13.6 million and $14.3 million for the six months ended June 30, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Salaries and personnel	$6,544	$6,597
Facilities and depreciation	2,562	2,854
Non-cash stock-based compensation	1,272	771
Patents and licensing	1,176	856
Research and development supplies	1,153	1,166
Outside services	472	1,674
Miscellaneous	437	430
Total research, development and patents expenses	$13,616	$14,348

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $1.3 million and $771,000 for the six months ended June 30, 2014 and 2013, respectively. The increase of $501,000 was due to a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Patents and Licensing. Our patents and licensing expenses increased from $856,000 for the first six months of 2013 to $1.2 million for the first six months of 2014 due to the timing of patent filings and associated legal expenses.

Outside Services. Our outside services expenses decreased from $1.7 million for the six months ended June 30, 2013 to $472,000 for the six months ended June 30, 2014. The decrease of $1.2 million was due to decreased activities in the first six months of 2014 for safety studies in support of product candidate regulatory filings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $6.4 million and $6.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase is primarily due to increased non-cash stock-based compensation expenses in the first six months of 2014 resulting from a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of June 30, 2014, we had received $223 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $204 million in proceeds from the sales of common and preferred stock, $19 million in royalties and commercial milestone payments and $12 million in interest income.

At June 30, 2014, we had $33.6 million in cash, cash equivalents and investments available-for-sale as compared to $33.0 million at December 31, 2013, an increase of $600,000. This increase is primarily due to proceeds from the issuance of common stock related to the exercise of stock options, less the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $7.4 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in cash used in operating activities was driven by changes in operating assets and liabilities. Net changes in operating assets and liabilities used cash of $6.5 million and $2.1 million during the six months ended June 30, 2014 and 2013, respectively. The increased use of cash in the first six months of 2014 primarily resulted from the timing of payments we made to vendors and payments we received from collaborators. Our net loss decreased $688,000 to $4.6 million for the six months ended June 30, 2014 compared to $5.3 million for the six months ended June 30, 2013. Non-cash expenses increased $709,000 to $3.7 million for the six months ended June 30, 2014 from $3.0 million for the six months ended June 30, 2013, primarily due to increased stock-based compensation expenses in 2014.

Investing Activities

Investing activities used cash of $5.2 million for the six months ended June 30, 2014 and provided cash of $1.9 million for the six months ended June 30, 2013. Cash provided by or used in investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $8.4 million and $587,000 for the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities reflects net proceeds from the issuance of common stock from the exercise of stock options and stock purchases under our employee stock purchase program. The $7.8 million increase in cash provided by financing activities reflects increased exercises of stock options during the first six months of 2014, attributable to the higher price of our common stock compared to the first six months of 2013.

As of June 30, 2014, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$8,204	$3,002	$5,202	$—	$—
License payments	93	80	13	—	—
Total	$8,297	$3,082	$5,215	$—	$—

As of June 30, 2014, we had no long-term debt obligations.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of applicable sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments commencing in 2014 and continuing through the expiration of the last to expire patent licensed under the agreement. Royalties currently paid under the agreement exceed the level of minimum annual royalty payments.

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

Commencing July 1, 2014, over the remaining life of our current collaboration agreements we are entitled to receive from our collaborators $28.8 million in non-refundable license fees, research and development funding and payments for milestones achieved in the second quarter of 2014. Assuming $27.7 million in payments if all milestones are achieved for all program goals for all collaborations and assuming we receive all license fees and research and development funding, we may be entitled to receive up to $56.5 million under our current collaboration agreements.

In the next six months (through December 31, 2014), we anticipate receiving $9.1 million in research and development funding and payments for milestones achieved in the second quarter of 2014. This does not include any additional payments we may receive related to the following events:

•                  the achievement of additional milestones;

•                  the earning of royalties from the sale of products containing our flavor ingredients;

•                  the earning of any minimum periodic royalty payments;

•                  direct sales of flavor ingredients;

•                  the earning of any cost reimbursements; and

•                  the signing of new collaborations or extensions of existing collaborations.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Our current collaborative agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in August 2016 and July 2016, respectively. If any of our collaborative agreements with PepsiCo or Firmenich were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its commercialization efforts related to currently marketed Senomyx flavor ingredients, we may experience a decline in our revenues and we may not be able to achieve our financial projections.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including our Sweetmyx SR96 (S9632) flavor ingredient for which we have rights for use in non-alcoholic beverages, Savorymyx® UM80 (S807) for which we have worldwide rights in all products, Sweetmyx SR69 (S6973) for which we obtained rights for all products in the second quarter of 2014, Bittermyx® BB68 (S6821) for which we have worldwide rights in certain products, and S336 savory flavor ingredient for which we have recently regained certain rights in Japan and outside of Asia. We currently intend to commercialize Sweetmyx SR96, Savorymyx UM80, Sweetmyx SR69, Bittermyx BB68 and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $4.6 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of approximately $247 million. We expect to incur additional losses for at least the next year. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

Our stockholder rights plan may hinder or prevent change of control transactions.

Our stockholder rights plans may discourage transactions involving an actual or potential change in our ownership. In addition, our board of directors may issue shares of preferred stock without any further action by you. Such issuances may have the effect of delaying or preventing a change in our ownership. If changes in our ownership are discouraged, delayed or prevented, it would be more difficult for our current board of directors to be removed and replaced, even if you and other stockholders believe such actions are in the best interests of us and our stockholders.

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

4.3

Rights Agreement, dated February 14, 2005 by and between the Registrant and Mellon Investor Services LLC (filed as Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 15, 2005).

4.4

First Amendment to Rights Agreement, dated May 30, 2014 by and between the Registrant and Computershare, Inc., successor-in-interest to Mellon Investor Services LLC (filed as Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2014).

4.5

Agreement, dated May 30, 2014 by and between the Registrant and RIMA Senvest Management LLC, Senvest Master Fund LP, Richard Mashaal and Senvest International LLC (filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on June 2, 2014).

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: July 31, 2014	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)