Form 10-Q
period 2014-09-30
SENOMYX INC
filed 2014-11-06
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on October 31, 2014: 43,355,388

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
	(Unaudited)	[Note]

Assets
Current assets:
Cash and cash equivalents	$4,278	$11,201
Short-term investments available-for-sale	18,291	18,962
Accounts receivable	2,308	2,126
Other current assets	2,443	873
Total current assets	27,320	33,162

Long-term investments available-for-sale	8,475	2,799
Property and equipment, net	4,253	5,653
Total assets	$40,048	$41,614

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,668	$7,119
Deferred rent	332	267
Leasehold incentive obligation	987	987
Deferred revenues	6,120	9,178
Total current liabilities	12,107	17,551

Deferred rent	610	871
Leasehold incentive obligation	1,399	2,139
Deferred revenues	1,014	1,375

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2014 (unaudited) and December 31, 2013	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2014 (unaudited) and December 31, 2013; 43,321,179 and 41,095,917 shares issued and outstanding at September 30, 2014 (unaudited) and December 31, 2013, respectively.	43	41
Additional paid-in capital	276,620	262,317
Accumulated other comprehensive income (loss)	(3)	7
Accumulated deficit	(251,742)	(242,687)
Total stockholders’ equity	24,918	19,678
Total liabilities and stockholders’ equity	$40,048	$41,614

[NOTE: The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.]

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues:
Development revenues	$4,477	$5,862	$17,174	$18,085
Commercial revenues	1,381	867	4,231	3,793

Total revenues	5,858	6,729	21,405	21,878

Operating expenses:
Cost of commercial revenues	205	61	444	266
Research, development and patents	6,686	7,053	20,302	21,401
Selling, general and administrative	3,384	3,098	9,741	9,051

Total operating expenses	10,275	10,212	30,487	30,718

Loss from operations	(4,417)	(3,483)	(9,082)	(8,840)

Other income	11	8	27	28

Net loss	(4,406)	(3,475)	(9,055)	(8,812)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	26	(10)	5

Comprehensive loss	$(4,406)	$(3,449)	$(9,065)	$(8,807)

Net loss per share, basic and diluted	$(0.10)	$(0.09)	$(0.21)	$(0.22)

Shares used in calculating net loss per share, basic and diluted	43,006,240	40,673,885	42,359,031	40,588,656

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(9,055)	$(8,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,694	2,179
Accretion of premium on available-for-sale securities	171	191
Amortization of leasehold incentive obligation	(740)	(740)
Stock-based compensation for employees and non-employee directors	4,575	2,884
Stock-based compensation for non-employees	35	15
Change in operating assets and liabilities:
Accounts receivable	(182)	1,550
Other current assets	(1,677)	(127)
Accounts payable, accrued expenses and other current liabilities	(2,451)	(970)
Deferred revenues	(3,419)	(2,427)
Deferred rent	(196)	(133)
Net cash used in operating activities	(11,245)	(6,390)

Investing activities
Purchases of property and equipment	(294)	(523)
Purchases of available-for-sale securities	(16,655)	(20,887)
Maturities of available-for-sale securities	11,490	23,295
Net cash provided by (used in) investing activities	(5,459)	1,885

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,781	801
Net cash provided by financing activities	9,781	801

Net change in cash and cash equivalents	(6,923)	(3,704)
Cash and cash equivalents at beginning of period	11,201	15,427
Cash and cash equivalents at end of period	$4,278	$11,723

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$73

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (“we”, “us” or “our”) was incorporated in Delaware in September 1998 and commenced operations in January 1999. We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. Our current programs focus on the development and commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

We currently have product discovery, development and commercialization collaborations with four of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc., Firmenich SA, Nestlé SA and PepsiCo, Inc. Our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We also sell certain flavor ingredients directly to flavor companies for inclusion in a flavor system for re-sale to food and beverage companies.

Basis of Presentation

The financial statements at September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be reported for the year ending December 31, 2014. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2013, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates market value.

Investments Available-for-Sale

Our surplus cash is invested in United States Treasuries, United States government agency bonds and corporate notes with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Our investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Revenue Recognition

Our revenue recognition policies are in compliance with the Revenue Recognition Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Some of our agreements contain multiple elements, including technological and territorial licenses and research and development services. In accordance with these agreements, we may be eligible for upfront fees, research and development funding, cost reimbursements, development milestone payments, commercial milestone payments, minimum periodic royalty payments and royalty payments. Development revenues include revenues from license fees, research and development funding, the achievement of development milestones and cost reimbursements. Commercial revenues include royalties on sales made by our collaborators of products incorporating our flavor ingredients, minimum periodic royalty payments, revenues from the achievement of commercial milestones and direct sales of our flavor ingredients to flavor companies.

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

Non-refundable license fees, if not associated with our future performance, are recognized when received. Non-refundable license fees, if associated with our future performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenue as the services are performed. Revenue is deferred for fees received before earned. Revenues from the achievement of development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement, if any. We assess whether a milestone is substantive at the inception of each agreement. Revenues from cost reimbursement are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

Revenues from the achievement of commercial milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, as these milestone payments do not require our efforts, but result from the efforts of the collaborator. Royalties on sales made by our collaborators of products incorporating our flavor ingredients are recognized when a royalty report or other persuasive evidence is received, which is generally one quarter in arrears. Non-refundable minimum periodic royalty payments are recognized as revenues over the related royalty periods. Royalty terms are specific to each collaboration and collaborator and can vary from year to year. These terms vary based on factors such as the characteristics of the flavor ingredient and the product categories and geographies licensed by the collaborator. Periodically, as contractually specified, our collaborators are required to provide a report detailing all sales of products containing our flavor ingredients. To the extent that calculated royalties on sales of such products exceed the minimum periodic royalty payments made to date, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date. We recognize this difference as royalties on product sales at the time the report is received. To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, we are not required to refund the difference. Although we currently do not have any collaborations that include refundable minimum periodic royalty payments, in such a case, revenue would be deferred for refundable minimum periodic royalty payments received before earned.

In May 2014, a Revenue Recognition – Revenue from Contracts with Customers Topic of the FASB ASC was issued. This new Topic amends guidance in the Revenue Recognition Topic of the FASB ASC and is effective beginning January 1, 2017. We are currently evaluating the impact of the provisions of the new Topic.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and cost of goods sold related to direct sales.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $6.3 million and $6.6 million for the three months ended September 30, 2014 and 2013, respectively, and $18.9 million and $20.3 million for the nine months ended September 30, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents as a component of research, development and patents on our Statements of Operations and Comprehensive Loss. Such patent-related expenses totaled $370,000 and $468,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and nine months ended September 30, 2014 and 2013 was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Research, development and patents	$701	$417	$1,973	$1,188
Selling, general and administrative	1,001	607	2,637	1,711
Total stock-based compensation expenses	$1,702	$1,024	$4,610	$2,899

At September 30, 2014, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $10.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

Net Loss Per Share

We calculated net loss per share in accordance with the Earnings Per Share Topic of the FASB ASC. Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. For purposes of this calculation, common stock subject to repurchase by us, convertible preferred stock, options, and warrants are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss (in thousands)	$(4,406)	$(3,475)	$(9,055)	$(8,812)
Denominator:
Weighted average common shares	43,006,240	40,673,885	42,359,031	40,588,656

Basic and diluted net loss per share	$(0.10)	$(0.09)	$(0.21)	$(0.22)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,476,902	11,932,170	11,476,902	11,932,170

Comprehensive Loss

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income as of September 30, 2014 and December 31, 2013 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.	Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,501	$—	$—	$1,501
United States government agency securities	18,283	4	(2)	18,285
Corporate notes	6,985	—	(5)	6,980

Total	$26,769	$4	$(7)	$26,766

The following is a summary of investments available-for-sale at December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$7,505	$3	$—	$7,508
United States government agency securities	14,249	4	—	14,253

Total	$21,754	$7	$—	$21,761

Investments we consider to be temporarily impaired at September 30, 2014 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses

United States government agency securities	5	$6,974	$(2)
Corporate notes	6	6,980	(5)
Total temporarily impaired securities	11	$13,954	$(7)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, we held $18.3 million of available-for-sale securities with maturity dates within one year and $8.5 million with maturity dates over one year and less than two years.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. Our professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency securities and corporate note holdings as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2014 or 2013.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We do not hold any Level 3 assets.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$4,088	$4,088	$—	$—
United States Treasuries	1,501	1,501	—	—
United States government agency securities	18,285	—	18,285	—
Corporate notes	6,980	—	6,980
Total financial instruments owned	$30,854	$5,589	$25,265	$—

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

During the nine months ended September 30, 2014, we earned two substantive development milestones totaling $1.3 million related to our sweet taste program and one substantive development milestone of $500,000 related to our cooling taste program. No substantive milestones were earned during the nine months ended September 30, 2013.

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

Overview and Recent Developments

We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste.

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

We have incurred significant losses since our inception in 1998 and as of September 30, 2014, our accumulated deficit was $252 million. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

●	termination of any of our product discovery and development collaboration agreements;
●	our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into packaged food, beverage and ingredient products;
●	the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines, or at all;
●	our ability to implement our direct sales program;
●	the requirement to hold sufficient inventory to support our direct sales program;
●	our receipt of milestone payments in any particular period;
●	our ability to enter into new product discovery and development collaborations and technology collaborations or to extend the terms of our existing collaboration agreements;
●	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;
●	the demand for our collaborators’ products containing our flavor ingredients; and
●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues

We recorded development revenues of $4.5 million and $5.9 million during the three months ended September 30, 2014 and 2013, respectively. The decrease was primarily attributable to an extension of the service period over which the $30 million upfront license fee related to the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, PepsiCo elected in accordance with our agreement to extend the service period of the collaboration an additional two years, to August 2016. This $1.7 million decrease was partially offset by an increase in development revenues related to our Salt Taste Program.

Our commercial revenues were $1.4 million and $867,000 for the three months ended September 30, 2014 and 2013, respectively. The increase resulted from direct sales and increases in royalties from collaborators.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 73% and 88% of total revenues for the three months ended September 30, 2014 and 2013, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $205,000 and $61,000 for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily due to costs of goods sold from higher direct sales in the 2014 period.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $6.7 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Salaries and personnel	$3,112	$3,216
Facilities and depreciation	1,221	1,372
Non-cash stock-based compensation	701	417
Research and development supplies	534	510
Patents and licensing	455	548
Outside services	429	780
Miscellaneous	234	210
Total research, development and patents expenses	$6,686	$7,053

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $701,000 and $417,000 for the three months ended September 30, 2014 and 2013, respectively. The increase of $284,000 was due to a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Outside Services. Our outside services expenses decreased from $780,000 for the three months ended September 30, 2013 to $429,000 for the three months ended September 30, 2014. The $351,000 decrease was due to decreased activities in the third quarter of 2014 for safety studies in support of product candidate regulatory filings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.4 million and $3.1 million for the three months ended September 30, 2014 and 2013, respectively. The $286,000 increase was primarily due to increased non-cash stock-based compensation expenses in the third quarter of 2014 resulting from a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Nine Months Ended September 30, 2014 and 2013

Revenues

We recorded development revenues of $17.2 million and $18.1 million during the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily attributable to an extension of the service period over which the upfront license fee related the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, PepsiCo elected in accordance with our agreement to extend the service period of the collaboration an additional two years to August 2016, which resulted in a $2.2 million reduction in development revenues in the 2014 nine-month period. Also contributing to the net decrease in development revenues was a $1.0 million decrease in revenues from development cost reimbursements across all programs. These decreases were partially offset by $1.8 million of development milestones earned in 2014 related to our Sweet Taste and Cooling Taste Programs and a $1.0 million increase in development revenues related to our Salt Taste Program.

Our commercial revenues were $4.2 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase primarily resulted from direct sales.

Research and development payments, upfront fees, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 78% and 81% of total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues of $444,000 and $266,000 for the nine months ended September 30, 2014 and 2013, respectively, primarily reflecting increased costs of goods sold resulting from higher direct sales in the 2014 period.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $20.3 million and $21.4 million for the nine months ended September 30, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Nine months Ended September 30,
	2014	2013
Salaries and personnel	$9,656	$9,813
Facilities and depreciation	3,783	4,226
Non-cash stock-based compensation	1,973	1,188
Research and development supplies	1,687	1,676
Patents and licensing	1,632	1,404
Outside services	901	2,454
Miscellaneous	670	640
Total research, development and patents expenses	$20,302	$21,401

Facilities and Depreciation. Our facilities and depreciation expenses decreased from $4.2 million for the first nine months of 2013 to $3.8 million for the first nine months of 2014 primarily due to decreased depreciation expenses as certain scientific equipment became fully depreciated during the 2014 period.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $2.0 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was due to a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Patents and Licensing. Our patents and licensing expenses increased from $1.4 million for the first nine months of 2013 to $1.6 million for the first nine months of 2014 due to the timing of patent filings and associated legal expenses.

Outside Services. Our outside services expenses decreased from $2.5 million for the nine months ended September 30, 2013 to $901,000 for the nine months ended September 30, 2014. The decrease was due to decreased activities in the first nine months of 2014 for safety studies in support of product candidate regulatory filings.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $9.7 million and $9.1 million for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily due to increased non-cash stock-based compensation expenses in the first nine months of 2014 resulting from a higher fair value for stock options granted in 2014 based on the higher price of our common stock during such period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of September 30, 2014, we had received $228 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $205 million in proceeds from the sales of common and preferred stock, $20 million in royalties and commercial payments and $13 million in interest income.

At September 30, 2014, we had $31.0 million in cash, cash equivalents and investments available-for-sale as compared to $33.0 million at December 31, 2013, a decrease of $2.0 million. This decrease is primarily due to the net use of cash to fund our operations, offset by proceeds from the issuance of common stock related to the exercise of stock options.

Operating Activities

Operating activities used cash of $11.2 million and $6.4 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in cash used in operating activities was driven by changes in operating assets and liabilities. Net changes in operating assets and liabilities used cash of $7.9 million and $2.1 million during the nine months ended September 30, 2014 and 2013, respectively. The increased use of cash in the first nine months of 2014 primarily resulted from the timing of payments we made to vendors and payments we received from collaborators, as well as increased purchases of product inventory in 2014. Non-cash expenses were $5.7 million for the nine months ended September 30, 2014 and $4.5 million for the nine months ended September 30, 2013. The $1.2 million increase in non-cash expenses was due to a $1.7 million increase in stock-based compensation expenses, partially offset by a $485,000 decrease in depreciation expenses in 2014.

Investing Activities

Investing activities used cash of $5.5 million for the nine months ended September 30, 2014 and provided cash of $1.9 million for the nine months ended September 30, 2013. Cash provided by or used in investing activities reflects the maturities of available-for-sale securities, offset by purchases of available-for-sale securities to obtain higher rates of interest income, and the purchases of property and equipment.

Financing Activities

Financing activities provided cash of $9.8 million and $801,000 for the nine months ended September 30, 2014 and 2013, respectively. The $9.0 million increase in cash provided by financing activities reflects increased proceeds from the issuance of common stock from the exercise of stock options and stock purchases under our employee stock purchase program, attributable to the higher price of our common stock in the first nine months of 2014 compared to the first nine months of 2013.

As of September 30, 2014, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$7,459	$3,023	$4,436	$—	$—
License payments	157	133	24	—	—
Total	$7,616	$3,156	$4,460	$—	$—

As of September 30, 2014, we had no long-term debt obligations.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of applicable sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments continuing through the expiration of the last to expire patent licensed under the agreement. Royalties currently paid under the agreement exceed the level of minimum annual royalty payments.

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

●	the rate of progress and cost of research and development activities;
●	our ability to maintain product discovery, development and commercialization collaborations;
●	the cost of implementation of our direct sales program, including purchases of inventory;
●	our ability to generate flavor ingredient sales under our direct sales program;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the number and scope of our research activities;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the proceeds from the issuance of common stock upon the exercise of stock options;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or in-license new products, technologies or businesses.

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

Commencing October 1, 2014, over the remaining life of our current collaboration agreements we are entitled to receive from our collaborators $23.5 million in non-refundable license fees, research and development funding and payments for milestones achieved in the second quarter of 2014. Assuming $27.7 million in payments if all milestones are achieved for all program goals for all collaborations and assuming we receive all license fees and research and development funding, we may be entitled to receive up to $51.2 million under our current collaboration agreements.

In the next three months (through December 31, 2014), we anticipate receiving $3.8 million in research and development funding and payments for milestones achieved in the second quarter of 2014. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of September 30, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including our Sweetmyx SR96 (S9632) flavor ingredient for which we have rights for use in non-alcoholic beverages, Savorymyx® UM80 (S807) for which we have worldwide rights in all products, Sweetmyx SR69 (S6973) for which we obtained rights for all products in the second quarter of 2014, Bittermyx® BB68 (S6821) for which we have worldwide rights in certain products, and Savorymyx UM33 (S336), for which we have recently regained certain rights in Japan and outside of Asia. We currently intend to commercialize these and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

If we or our collaborators are unable to obtain and maintain the Generally Recognized as Safe, or GRAS, determination by the Expert Panel of the Flavor and Extract Manufacturers Association, or FEMA, or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In the United States, flavor ingredients are regulated by the FDA as approved food additives or GRAS ingredients under the Food, Drug and Cosmetic Act. Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel whose purpose is to administer the FEMA GRAS review program for flavor ingredients.

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

Even if we discover and develop flavor ingredients that obtain the necessary GRAS determination or other regulatory approval, our success depends to a significant degree upon the commercial success of food, beverage and ingredient products incorporating those flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our commercial revenues are dependent upon consumer sales of these products. In addition, we could be unable to maintain our existing collaborations or attract new product discovery and development collaborators or new customers for our direct sales program. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

●	health concerns, whether actual or perceived, regarding our flavor ingredients or those of our competitors;
●	unfavorable publicity regarding our flavor ingredients or our research methods;
●	the timing of market entry as compared to competitive products;
●	whether our collaborators devote sufficient financial and other resources to promote our flavor ingredients;
●	the pricing of products that contain our flavor ingredients relative to other competing products;
●	the costs and market risks of reformulating existing products;
●	the rate of adoption of products by our collaborators and other companies in the flavor industry; and
●	any product labeling that may be required by the FDA or other United States or foreign regulatory agencies for products incorporating our flavor ingredients.

We have a history of operating losses and we may not achieve or maintain profitability.*

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We incurred net losses of approximately $9.1 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of approximately $252 million. We expect to incur additional losses. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully implement our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular research, development and commercialization objectives.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our ability to discover and develop flavor ingredients or the ability of our product discovery and development collaborators to incorporate them into food, beverage and ingredient products;
●	our receipt of milestone payments in any particular period;
●	the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines, or at all;
●	our ability to implement our direct sales program;

●

our ability to enter into new product discovery and development collaborations and technology collaborations or to extend the terms of our existing collaboration agreements and our payment obligations, expected revenue and other terms of any of our agreements;

●	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients; and
●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

We may seek additional capital to fund our operations.

If we are unable to successfully commercialize our flavor ingredients, maintain our existing product discovery and development collaborations or enter into new collaborations, we will likely need to obtain additional capital, reduce our ongoing expenses and/or modify our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated, or we may decide that for other reasons it is in our best interests to seek additional capital. In such an event, we may need to raise substantial additional capital to, among other things:

●	fund research, discovery or development programs;
●	advance product candidates into and through the safety evaluation and regulatory approval process;
●	acquire rights to products or product candidates, technologies or businesses;
●	support the commercialization of our flavor ingredients; and
●	prosecute, maintain and enforce our intellectual property rights.

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

Risks Related To Our Industry

Our ability to compete in the flavor ingredient market may decline if we do not adequately protect our proprietary technologies.*

Our success depends in part on our ability to obtain and maintain intellectual property that protects our technologies and flavor ingredients. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

●	we were or will be the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	others did not publicly disclose our claimed technology before we conceived the subject matter included in any of our patent applications;
●	any of our patent applications will result in issued patents;
●	any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention or the validity of any issued patent;
●

any patents that have issued or may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies that are patentable;
●	the patents of others will not have an adverse effect on our ability to do business; or
●	new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

●	developments concerning our collaborative agreements;
●	delays in commercialization of our flavor ingredients;
●	our ability to implement a direct sales program;
●	results of safety evaluation of our flavor ingredients;
●	developments related to the United States and international regulatory approval of our products;
●	results of consumer acceptance testing of our flavor ingredients by our collaborators or other customers;
●	announcements of technological innovations by us or others;
●	the discovery of a product defect or the commencement of a product recall;
●	an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;
●	developments in patent or other proprietary rights;
●	changes in our management, key personnel or members of our Board of Directors;
●	future sales of our common stock by existing stockholders;
●	comments by securities analysts;
●	general market conditions;
●	fluctuations in our operating results;
●	government regulation;
●	failure of any of our flavor ingredients, if approved, to achieve commercial success; and
●	public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods.

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

●

authorize the issuance of “blank check” preferred stock by our board of directors, without stockholder approval, which could increase the number of outstanding shares and prevent or delay a takeover attempt;

●	limit who may call a special meeting of stockholders;
●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and
●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements (detail tagged).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: November 6, 2014	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)