Form 10-Q
period 2015-03-31
SENOMYX INC
filed 2015-04-30
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Larger accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 23, 2015: 43,811,563

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,382	$3,961
Short-term investments available-for-sale	18,471	22,630
Accounts receivable	1,320	2,276
Inventories	2,678	2,319
Other current assets	741	993
Total current assets	28,592	32,179

Long-term investments available-for-sale	1,249	2,147
Property and equipment, net	3,749	3,835
Total assets	$33,590	$38,161

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,747	$5,903
Deferred rent	—	354
Leasehold incentive obligation	219	987
Deferred revenues	5,135	5,135
Total current liabilities	9,101	12,379

Deferred rent	1,028	516
Leasehold incentive obligation	1,737	1,152
Deferred revenues	347	556

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2015 (unaudited) and December 31, 2014	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2015 (unaudited) and December 31, 2014; 43,727,564 and 43,370,309 shares issued and outstanding at March 31, 2015 (unaudited) and December 31, 2014, respectively.	44	43
Additional paid-in capital	280,739	278,362
Accumulated other comprehensive income (loss)	—	(10)
Accumulated deficit	(259,406)	(254,837)
Total stockholders’ equity	21,377	23,558
Total liabilities and stockholders’ equity	$33,590	$38,161

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Development revenues	$4,349	$6,800
Commercial revenues	657	1,404

Total revenues	5,006	8,204

Operating expenses:
Cost of commercial revenues	84	101
Research, development and patents	6,403	7,017
Selling, general and administrative	3,096	3,102

Total operating expenses	9,583	10,220

Loss from operations	(4,577)	(2,016)

Other income	8	8

Net loss	(4,569)	(2,008)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	10	1

Comprehensive loss	$(4,559)	$(2,007)

Net loss per share, basic and diluted	$(0.11)	$(0.05)

Shares used in calculating net loss per share, basic and diluted	43,499,650	41,466,762

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(4,569)	$(2,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	445	592
Accretion of premium on available-for-sale securities	42	49
Amortization of leasehold incentive obligation	(183)	(247)
Stock-based compensation for employees and non-employee directors	1,377	1,366
Stock-based compensation for non-employees	1	17
Change in operating assets and liabilities:
Accounts receivable	956	(894)
Inventories	(1,019)	(496)
Other current assets	251	54
Accounts payable, accrued expenses and other current liabilities	(1,484)	(3,137)
Deferred revenues	(209)	(1,168)
Deferred rent	158	(51)
Net cash used in operating activities	(4,234)	(5,923)

Investing activities
Purchases of property and equipment	(371)	(14)
Maturities of available-for-sale securities	5,029	2,990
Net cash provided by investing activities	4,658	2,976

Financing activities
Proceeds from issuance of common stock, net of issuance costs	997	4,603
Net cash provided by financing activities	997	4,603

Net change in cash and cash equivalents	1,421	1,656
Cash and cash equivalents at beginning of period	3,961	11,201
Cash and cash equivalents at end of period	$5,382	$12,857

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$102	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$81	$139

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

Basis of Presentation

The financial statements at March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be reported for the year ending December 31, 2015. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At March 31, 2015 and December 31, 2014, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends and margins, and to make judgments and estimates regarding excess or obsolete inventory. At March 31, 2015 and December 31, 2014, we did not have any reserves for lower of cost or market, excess or obsolete inventory. Inventories amounts from prior years have been reclassified from other current assets to conform to the current year presentation.

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

Revenues from direct sales of our flavor ingredients are recorded when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Revenues are recorded following a general right of return period, if any. We generally do not offer discounts or rebates on sales of flavor ingredients.

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2017, along with providing certain additional disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.9 million and $6.3 million for the three months ended March 31, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents on developments in Research, Development and Patents expenses. Such patent-related expenses totaled $465,000 and $690,000 for the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2015 and 2014 was comprised as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research, development and patents	$594	$622
Selling, general and administrative	784	761
	$1,378	$1,383

At March 31, 2015, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $10.3 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss (in thousands)	$(4,569)	$(2,008)
Denominator:
Weighted average common shares	43,499,650	41,466,762

Basic and diluted net loss per share	$(0.11)	$(0.05)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,872,594	12,198,066

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income as of March 31, 2015 and December 31, 2014 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.	Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$—	$—	$1,500
United States government agency bonds	13,509	2	(2)	13,509
Corporate bonds	4,711	1	(1)	4,711
	$19,720	$3	$(3)	$19,720

The following is a summary of investments available-for-sale at December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$—	$—	$1,500
United States government agency bonds	16,341	—	(6)	16,335
Corporate bonds	6,946	—	(4)	6,942
	$24,787	$—	$(10)	$24,777

Investments we consider to be temporarily impaired at March 31, 2015 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	5	$5,643	$(2)
Corporate bonds	1	1,252	(1)
	6	$6,895	$(3)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2015 and 2014. As of March 31, 2015, we held $18.5 million of available-for-sale securities with maturity dates within one year and $1.2 million with maturity dates over one year and less than two years.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. Our professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency securities and corporate note holdings as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$4,351	$4,351	$—	$—
United States Treasuries	1,500	1,500	—	—
United States government agency bonds	13,509	—	13,509	—
Corporate bonds	4,711	—	4,711
	$24,071	$5,851	$18,220	$—

4.	Product Discovery, Development and Commercialization Collaborations

No substantive milestones were earned during the three months ended March 31, 2015. During the three months ended March 31, 2014, we earned two substantive development milestones totaling $1.3 million related to our sweet taste program.

5.	Commitments

Leases and Loans

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. The amended lease provides for certain rent-free periods beginning in 2015 and an annual 1% rent increase during the extended lease period. The amended lease is classified as an operating lease. Rent expense is recorded on a straight-line basis considering the deferred rent balance as of the lease amendment and rental payments from the lease amendment date through the extended term of the lease, including all rent-free periods and annual rent increases. The amortization periods for the leasehold incentive obligation and the related tenant improvements have been adjusted to the extended term of the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, related notes and the “Risk Factors” included in this quarterly report on Form 10-Q and the audited financial statements, notes thereto as of and for the year ended December 31, 2014 and the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

We have incurred significant losses since our inception in 1998 and our accumulated deficit was $259 million as of March 31, 2015. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

●	the ability of our product discovery and development collaborators to incorporate our flavor ingredients into food, beverage and ingredient products, on expected timelines, if at all;
●	our ability to grow our direct sales program;
●	the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients in a timely manner, if at all;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	the termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our receipt of milestone payments in any particular period;

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

Results of Operations

Three Months Ended March 31, 2015 and 2014

Revenues

We recorded development revenues of $4.3 million and $6.8 million during the first quarters ended March 31, 2015 and 2014, respectively. The decrease was primarily attributable to an extension of the service period over which the $30 million upfront license fee related to the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, in accordance with our agreement, PepsiCo elected to extend the service period of the collaboration an additional two years to August 2016, which resulted in a $1.7 million reduction in development revenues in the first quarter of 2015. Revenues from the achievement of development milestones related to our Sweet Taste Program were $1.3 million in the first quarter of 2014, whereas no such revenues were recorded in the first quarter of 2015. These decreases in development revenues were partially offset by an increase in research funding revenues related to our Salt Taste Program collaboration with PepsiCo that began in the second quarter of 2014.

Our commercial revenues were $657,000 and $1.4 million for the three months ended March 31, 2015 and 2014, respectively. The decrease primarily resulted from a $906,000 reduction in minimum royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed to Nestlé. The decrease was partially offset by increases in direct sales and other royalties from collaborators.

Research and development payments, upfront fees, development milestones, royalty revenues and cost reimbursements under our material collaborations with Firmenich and PepsiCo accounted for approximately 84% and 85% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $84,000 and $101,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to reduced royalties payable under our third-party licensing agreements, partially offset by increased costs of goods sold from higher direct sales in the 2015 period.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $6.4 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Salaries and personnel	$3,311	$3,307
Facilities and depreciation	1,172	1,260
Non-cash stock-based compensation	594	622
Patents and licensing	561	780
Research and development supplies	335	507
Outside services	207	303
Miscellaneous	223	238
	$6,403	$7,017

Patents and Licensing. Our patents and licensing expenses decreased from $780,000 for the first quarter of 2014 to $561,000 for the first quarter of 2015 due to the timing of patent filings and associated legal expenses.

Research and Development Supplies. Our expenses for supplies used in research and development were $335,000 and $507,000 for the three months ended March 31, 2015 and 2014, respectively. The $172,000 decrease was due to decreased purchases of compounds and a decrease in supplies used in high-throughput screening.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.1 million for each of the three months ended March 31, 2015 and 2014.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of March 31, 2015, we had received $236 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $206 million in proceeds from the sales of common and preferred stock, $22 million in royalties and commercial payments and $13 million in interest income.

At March 31, 2015, we had $25.1 million in cash, cash equivalents and investments available-for-sale as compared to $28.7 million at December 31, 2014, a decrease of $3.6 million. This decrease is primarily due to the net use of cash to fund our operations, offset by proceeds from the issuance of common stock related to the employee stock purchase plan and the exercise of stock options.

Operating Activities

Operating activities used cash of $4.2 million and $5.9 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in cash used in operating activities was driven by changes in operating assets and liabilities and our net loss. Net changes in operating assets and liabilities used cash of $1.3 million and $5.7 million during the three months ended March 31, 2015 and 2014, respectively. The decreased use of cash primarily resulted from the timing of payments we received from collaborators and payments we made to vendors, as well as a decrease in employee bonus payments in 2015. Our net loss increased from $2.0 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015.

Investing Activities

Investing activities provided cash of $4.7 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase in cash provided by investing activities in the 2015 period reflects higher maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $1.0 million and $4.6 million for the three months ended March 31, 2015 and 2014, respectively. The $3.6 million decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock from the exercise of stock options, attributable to the higher price of our common stock in the first three months of 2014 compared to the first three months of 2015.

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. The amended lease provides for certain rent-free periods beginning in 2015 and an annual 1% rent increase during the extended lease period.

As of March 31, 2015, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,666	$1,337	$4,968	$5,764	$11,597
License payments	197	197	—	—	—
Total	$23,863	$1,534	$4,968	$5,764	$11,597

As of March 31, 2015, we had no long-term debt obligations.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

●	our ability to generate flavor ingredient sales under our direct sales program;
●	our ability to maintain product discovery, development and commercialization collaborations;
●	the rate of progress and cost of research and development activities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost of growing our direct sales program, including purchases of inventory;
●	the number and scope of our research activities;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the proceeds from the issuance of common stock upon the exercise of stock options;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or in-license new products, technologies or businesses.

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

As of March 31, 2015, we are entitled to receive $17.2 million in research and development funding and license fees from our collaborators over the remaining life of our current collaboration agreements. Assuming all milestones are achieved for all program goals for all collaborations and assuming we receive all research and development funding and license fees to which we are entitled, we may receive up to $44.6 million under our current collaboration agreements.

In the next nine months (through December 31, 2015), we anticipate receiving $10.7 million in research and development funding payments. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

Our current collaboration agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in August 2016 and July 2016, respectively. If either collaboration agreement were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its commercialization efforts related to our currently marketed flavor ingredients, we may experience a decline in our revenues and we may not be able to achieve our financial projections.

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

There can be no assurance that our direct sales program will be successful or that we will enter into any new business arrangements for any of our flavor ingredients that are not currently exclusively licensed to a third party collaborator. We may encounter difficulties in growing our direct sales program or entering into any new business arrangements that we elect to pursue. Any of these events could also delay our anticipated timelines, prevent the successful commercialization of our flavor ingredients, negatively impact our financial results, and delay or prevent us from ever achieving or sustaining profitability.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We expect to incur additional losses in the future. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully retain our existing product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully grow our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular commercialization, research and development objectives.

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

If we or our collaborators are unable to obtain and maintain the GRAS determination by FEMA or other regulatory approval required before certain of our flavor ingredients can be incorporated into products that are sold, we would be unable to commercialize our flavor ingredients and our business would be adversely affected.*

In the United States, flavor ingredients are regulated under the Food, Drug and Cosmetic Act, or FD&C Act. Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel whose purpose is to administer the FEMA GRAS review program for flavor ingredients.

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

In our experiences with the savory, sweet, bitter and cool programs, safety studies, preparation and FEMA GRAS review has historically ranged from 12 to 18 months and cost up to approximately $1.5 million per flavor ingredient. This experience may not be representative of the timing and cost for current and future programs. The FEMA GRAS process may take longer than 12 to 18 months and cost more than $1.5 million depending on the properties of the flavor ingredient, and if we elect to perform additional safety studies or if additional safety studies are requested by the FEMA Expert Panel or one of our collaborators or are necessary to explain unexpected safety study findings. There is a risk that one or more of our product candidates for which we seek FEMA GRAS determination may not qualify for a FEMA GRAS determination for specific categories or at all. This may occur for a variety of reasons, including the flavor ingredient’s intended use, the amount of the flavor ingredient intended to be added to foods and beverages, the number of product categories in which the flavor ingredient will be incorporated, whether the flavor ingredient imparts sweetness, the safety profile of the flavor ingredient and the FEMA Expert Panel’s interpretation of the safety data. For example, we do not believe that any natural high intensity sweetener that we discover would qualify for a FEMA GRAS determination for its use as a sweetener. Even if we obtain a GRAS determination with respect to a flavor ingredient, the U.S. Food and Drug Administration, or FDA, has the ability to challenge such determination or one or more of our collaborators may insist on additional studies, which could materially adversely affect our ability to market products on schedule or at all. In the event that a particular flavor ingredient does not qualify for FEMA GRAS determination or if one or more of our collaborators requires additional studies, we could be required to pursue a longer and more expensive approval process or dedicate our development efforts to alternative ingredients, which would further delay commercialization. In addition, laws, regulations or FDA practice governing the regulatory approval process, the availability of the GRAS determination process or the manufacture or labeling of such products, may change in a manner that could adversely affect our ability to commercialize products on schedule or at all and may also harm our ability to maintain our existing collaboration agreements or enter into new collaborations.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●	the ability of our product discovery and development collaborators to incorporate our flavor ingredients into food, beverage and ingredient products, on expected timelines, if at all;
●	our ability to grow our direct sales program;
●	the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients in a timely manner, if at all;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	the termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our receipt of milestone payments in any particular period;
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

A key element of our current strategy is to commercialize our flavor ingredients through collaboration agreements. To date, substantially all of our research and development funding has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn more significant royalties on future sales of consumer products incorporating our flavor ingredients or begin to generate meaningful revenues from our direct sales program.

Our current collaborators may amend or not renew their agreements with us or, if they do, they may not be on terms that are as favorable to us as our current agreements. If any or all of our current material agreements with our collaborators are amended, expire or are terminated, or if we are unable to, or elect not to, renew or enter into new collaboration agreements, our research and development funding could significantly decline or be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to negotiate additional collaboration agreements having terms satisfactory to us or at all.

We may not be able to enter into additional collaboration agreements due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive, co-exclusive or non-exclusive basis for the respective collaborator during the collaboration period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaboration period. In addition, our collaborators’ competitors may not wish to do business with us at all due to our relationship with our collaborators and under some agreements we have agreed to arrangements where we would not launch competing products or collaborate with a collaborator’s competitor for a limited period of time even after the conclusion of the applicable collaboration period. Consolidation in our target markets may also limit the number of potential collaborators. Further, if we do not achieve our research and development objectives under our existing collaboration agreements prior to the expiration of the collaboration period, our collaborators may elect not to renew these agreements on terms that are acceptable to us. If we are unable to enter into additional product discovery and development collaborations on satisfactory terms, our ability to sustain or expand our business may be significantly diminished.

Our business and operating results may be adversely affected by unfavorable economic and market conditions.

A significant portion of our current business model depends on our ability to maintain and enter into new collaborative research, development and commercialization agreements with leading food, beverage and ingredient companies. Our collaboration agreements typically require our collaborators to make a significant commitment of capital and other resources. In most instances these investments are discretionary on the part of our collaborators. The current weak global economic conditions may reduce the amount of discretionary investment that our current and prospective collaborators may be willing to make in our programs as well as the demand for our flavor ingredients in general. In some instances the result may be that companies elect to defer or delay entering into a collaboration agreement with us, or existing collaborators may amend, terminate or not renew an existing program when it expires. Therefore, weak economic conditions, or a reduction in research and development funding, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer business development cycles, unfavorable financial or other commercial terms, and longer development timelines.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

●	delays in commercialization of our flavor ingredients;
●	our ability to generate significant revenues from our direct sales program;
●	developments concerning our collaboration agreements;
●	failure of any of our flavor ingredients, if approved, to achieve commercial success;
●	fluctuations in our operating results;
●	public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods;
●	developments related to the United States and international regulatory approval of our products;
●	results of safety evaluation of our flavor ingredients;
●	government regulation;
●	the discovery of a product defect or the commencement of a product recall;
●	an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;
●	developments in patent or other proprietary rights;
●	announcements of technological innovations by us or others;
●	changes in our management, key personnel or members of our Board of Directors;
●	future sales of our common stock by existing stockholders;
●	comments by securities analysts; and
●	general market conditions.

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

32

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 30, 2015	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)