Form 10-Q
period 2015-06-30
SENOMYX INC
filed 2015-07-30
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Total shares of common stock outstanding as of the close of business on July 23, 2015: 43,901,591

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

SENOMYX, INC.

BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,890	$3,961
Short-term investments available-for-sale	19,930	22,630
Accounts receivable	1,547	2,276
Inventories	2,618	2,319
Other current assets	610	993
Total current assets	29,595	32,179

Long-term investments available-for-sale	—	2,147
Property and equipment, net	3,642	3,835
Total assets	$33,237	$38,161

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,696	$5,903
Deferred rent	—	354
Leasehold incentive obligation	219	987
Deferred revenues	4,396	5,135
Total current liabilities	9,311	12,379

Deferred rent	1,738	516
Leasehold incentive obligation	1,682	1,152
Deferred revenues	139	556

Commitments

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2015 (unaudited) and December 31, 2014	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2015 (unaudited) and December 31, 2014; 43,874,740 and 43,370,309 shares issued and outstanding at June 30, 2015 (unaudited) and December 31, 2014, respectively.	44	43
Additional paid-in capital	282,455	278,362
Accumulated other comprehensive income (loss)	2	(10)
Accumulated deficit	(262,134)	(254,837)
Total stockholders’ equity	20,367	23,558
Total liabilities and stockholders’ equity	$33,237	$38,161

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues:
Development revenues	$4,594	$5,897	$8,943	$12,697
Commercial revenues	1,619	1,446	2,276	2,850

Total revenues	6,213	7,343	11,219	15,547

Operating expenses:
Cost of commercial revenues	167	138	251	239
Research, development and patents	5,746	6,599	12,149	13,616
Selling, general and administrative	3,037	3,255	6,133	6,357

Total operating expenses	8,950	9,992	18,533	20,212

Loss from operations	(2,737)	(2,649)	(7,314)	(4,665)

Other income	9	8	17	16

Net loss	(2,728)	(2,641)	(7,297)	(4,649)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	(11)	12	(10)

Comprehensive loss	$(2,726)	$(2,652)	$(7,285)	$(4,659)

Net loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.11)

Shares used in calculating net loss per share, basic and diluted	43,819,025	42,587,174	43,660,220	42,030,063

See accompanying notes to condensed financial statements.

SENOMYX, INC.

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(7,297)	$(4,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	689	1,144
Accretion of premium on available-for-sale securities	83	102
Amortization of leasehold incentive obligation	(238)	(494)
Stock-based compensation for employees and non-employee directors	2,604	2,880
Stock-based compensation for non-employees	8	28
Change in operating assets and liabilities:
Accounts receivable	729	87
Inventories	(1,061)	(469)
Other current assets	379	26
Accounts payable, accrued expenses and other current liabilities	(352)	(2,004)
Deferred revenues	(1,156)	(3,973)
Deferred rent	868	(123)
Net cash used in operating activities	(4,744)	(7,445)

Investing activities
Purchases of property and equipment	(589)	(219)
Purchases of available-for-sale securities	(1,499)	(11,253)
Maturities of available-for-sale securities	6,279	6,240
Net cash provided by investing activities	4,191	(5,232)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,482	8,365
Net cash provided by (used in) financing activities	1,482	8,365

Net change in cash and cash equivalents	929	(4,312)
Cash and cash equivalents at beginning of period	3,961	11,201
Cash and cash equivalents at end of period	$4,890	$6,889

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$—	$608
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$—

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

Basis of Presentation

The financial statements at June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be reported for the year ending December 31, 2015. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At June 30, 2015 and December 31, 2014, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends and margins, and to make judgments and estimates regarding excess or obsolete inventory. At June 30, 2015 and December 31, 2014, we did not have any reserves for lower of cost or market, excess or obsolete inventory. Inventories amounts from prior years have been reclassified from other current assets to conform to the current year presentation.

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

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2018, along with providing certain additional disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.3 million and $6.3 million for the three months ended June 30, 2015 and 2014, respectively, and $11.3 million and $12.6 million for the six months ended June 30, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $434,000 and $309,000 for the three months ended June 30, 2015 and 2014, respectively, and $899,000 and $999,000 for the six months ended June 30, 2015 and 2014, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and six months ended June 30, 2015 and 2014 was comprised as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research, development and patents	$475	$650	$1,069	$1,272
Selling, general and administrative	759	875	1,543	1,636
	$1,234	$1,525	$2,612	$2,908

At June 30, 2015, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $9.7 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss (in thousands)	$(2,728)	$(2,641)	$(7,297)	$(4,649)
Denominator:
Weighted average common shares	43,819,025	42,587,174	43,660,220	42,030,063

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.17)	$(0.11)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,798,606	11,719,801	11,798,606	11,719,801

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income as of June 30, 2015 and December 31, 2014 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.	Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at June 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$1	$—	$1,501
United States government agency bonds	13,477	3	(1)	13,479
Corporate bonds	4,951	—	(1)	4,950
	$19,928	$4	$(2)	$19,930

The following is a summary of investments available-for-sale at December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$—	$—	$1,500
United States government agency bonds	16,341	—	(6)	16,335
Corporate bonds	6,946	—	(4)	6,942
	$24,787	$—	$(10)	$24,777

Investments we consider to be temporarily impaired at June 30, 2015 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	3	$3,114	$(1)
Corporate bonds	2	2,250	(1)
	5	$5,364	$(2)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, we held $19.9 million of available-for-sale securities with maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. Our professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 or 2014.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We do not hold any Level 3 assets or liabilities.

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using

Description	Balance as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$4,149	$4,149	$—	$—
United States Treasuries	1,501	1,501	—	—
United States government agency bonds	13,479	—	13,479	—
Corporate bonds	4,950	—	4,950
	$24,079	$5,650	$18,429	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have incurred significant losses since our inception in 1998 and our accumulated deficit was $262.1 million as of June 30, 2015. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended June 30, 2015 and 2014

Revenues

We recorded development revenues of $4.6 million and $5.9 million during the second quarters ended June 30, 2015 and 2014, respectively. The $1.3 million decrease was primarily attributable to an extension of the service period over which the $30 million upfront license fee related to the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, in accordance with our agreement, PepsiCo elected to extend the service period of the collaboration an additional two years to August 2016, which resulted in a $1.1 million reduction in development revenues in the second quarter of 2015. Revenues from the achievement of development milestones related to our Cooling Taste Program were $500,000 in the second quarter of 2014, whereas no such revenues were recorded in the second quarter of 2015. These decreases in development revenues were partially offset by increases in research funding and cost reimbursement revenues related to our Sweet Taste Program collaborations.

Our commercial revenues were $1.6 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively. The $173,000 increase primarily resulted from higher royalties from collaborators, partially offset by a $656,000 reduction in royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed to Nestlé.

Research and development payments, upfront fees, development milestones, cost reimbursements and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 89% and 73% of total revenues for the three months ended June 30, 2015 and 2014, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $167,000 and $138,000 for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher royalties payable under our third-party licensing agreements.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $5.7 million and $6.6 million for the three months ended June 30, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Salaries and personnel	$2,690	$3,237
Facilities and depreciation	1,146	1,302
Patents and licensing	521	397
Non-cash stock-based compensation	475	650
Outside services	400	168
Research and development supplies	322	646
Miscellaneous	192	199
	$5,746	$6,599

Salaries and Personnel. Our salaries and personnel expenses decreased $547,000 from $3.2 million for the second quarter of 2014 to $2.7 million for the second quarter of 2015 primarily due to reduced staffing levels resulting from a corporate restructuring in the first quarter of 2015.

Outside Services. Our outside services expenses were $400,000 and $168,000 for the three months ended June 30, 2015 and 2014, respectively. The $232,000 increase in the 2015 period was primarily due to increased activities related to safety studies in support of product candidates in development.

Research and Development Supplies. Our expenses for supplies used in research and development were $322,000 and $646,000 for the three months ended June 30, 2015 and 2014, respectively. The $324,000 decrease was due to decreased purchases of scientific supplies used in research and development resulting from reduced staffing levels in the 2015 period.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.0 million for the three months ended June 30, 2015, a decrease of $218,000 from the $3.3 million total for the three months ended June 30, 2014. The decrease was primarily attributable to reduced non-cash stock-based compensation expenses which resulted from a lower fair value for stock options granted in 2015 based on the lower price of our common stock at the respective option grant dates.

Six Months Ended June 30, 2015 and 2014

Revenues

We recorded development revenues of $8.9 million and $12.7 million during the six months ended June 30, 2015 and 2014, respectively. The $3.8 million decrease was primarily attributable to an extension of the service period over which the $30 million upfront license fee related to the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, in accordance with our agreement, PepsiCo elected to extend the service period of the collaboration an additional two years to August 2016, which resulted in a $2.8 million reduction in development revenues in the six months ended June 30, 2015. Revenues from the achievement of development milestones were $1.8 million for the six months ended June 30, 2014, whereas no such revenues were recorded in the first six months of 2015. These decreases in development revenues were partially offset by increases in research funding related to our Sweet Taste Program and Salt Taste Program collaborations.

Our commercial revenues were $2.3 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. The $574,000 decrease primarily resulted from a $1.6 million reduction in royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed to Nestlé. The decrease was partially offset by higher royalties from collaborators and higher direct sales.

Research and development payments, upfront fees, development milestones, cost reimbursements and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 87% and 79% of total revenues for the six months ended June 30, 2015 and 2014, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $251,000 and $239,000 for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher royalties payable under our third-party licensing agreements.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $12.1 million and $13.6 million for the six months ended June 30, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Salaries and personnel	$6,001	$6,544
Facilities and depreciation	2,317	2,562
Patents and licensing	1,082	1,176
Non-cash stock-based compensation	1,069	1,272
Research and development supplies	658	1,153
Outside services	606	472
Miscellaneous	416	437
	$12,149	$13,616

Salaries and Personnel. Our salaries and personnel expenses decreased $543,000 from $6.5 million for the first six months of 2014 to $6.0 million for the first six months of 2015 primarily due to reduced staffing levels resulting from a corporate restructuring in the first quarter of 2015.

Facilities and Depreciation. Our facilities and depreciation expenses were $2.3 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. The $245,000 decrease was attributable to reduced rent expense resulting from the amendment of our building lease in the first quarter of 2015 and reduced depreciation expense as certain scientific equipment became fully depreciated.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses decreased $203,000 from $1.3 million for the first six months of 2014 to $1.1 million for the first six months of 2015 due to a lower fair value for stock options granted in 2015 based on the lower price of our common stock at the respective option grant dates.

Research and Development Supplies. Our expenses for supplies used in research and development were $658,000 and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. The decrease of $495,000 was due to decreased purchases of scientific supplies used in research and development resulting from reduced staffing levels in the 2015 period.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $6.1 million for the six months ended June 30, 2015, a decrease of $224,000 from the $6.4 million total for the six months ended June 30, 2014. The decrease was primarily attributable to reduced non-cash stock-based compensation expenses which resulted from a lower fair value for stock options granted in 2015 based on the lower price of our common stock at the respective option grant dates.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of June 30, 2015, we had received $239.7 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $207.0 million in proceeds from the sales of common and preferred stock, $23.4 million in royalties and commercial payments and $12.5 million in interest income.

At June 30, 2015, we had $24.8 million in cash, cash equivalents and investments available-for-sale as compared to $28.7 million at December 31, 2014, a decrease of $3.9 million. This decrease is primarily due to the net use of cash to fund our operations, offset by proceeds from the issuance of common stock related to the employee stock purchase plan and the exercise of stock options.

Operating Activities

Operating activities used cash of $4.7 million and $7.4 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash used in operating activities was driven by changes in operating assets and liabilities and our net loss. Net changes in operating assets and liabilities used cash of $593,000 and $6.5 million during the six months ended June 30, 2015 and 2014, respectively. The decreased use of cash primarily resulted from the timing of payments we received from collaborators and payments we made to vendors, as well as a decrease in employee bonus and rent payments in 2015. Our net loss increased from $4.6 million in the first six months of 2014 to $7.3 million in the first six months of 2015.

Investing Activities

Investing activities provided cash of $4.2 million for the six months ended June 30, 2015 and used cash of $5.2 million for the six months ended June 30, 2014. The increase in cash provided by investing activities in the 2015 period reflects reduced purchases of available-for-sale securities.

Financing Activities

Financing activities provided cash of $1.5 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively. The $6.9 million decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock from the exercise of stock options, attributable to the higher price of our common stock in the first six months of 2014 compared to the first six months of 2015.

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. The amended lease provides for certain rent-free periods beginning in 2015 and an annual 1% rent increase during the extended lease period.

As of June 30, 2015, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,795	$2,142	$5,016	$5,799	$10,838
License payments	95	95	—	—	—
Total	$23,890	$2,237	$5,016	$5,799	$10,838

As of June 30, 2015, we had no long-term debt obligations.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of applicable sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments which commenced in 2014 and continue through the expiration of the last to expire patent licensed under the agreement. Royalties currently paid under the agreement exceed the minimum annual royalty.

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

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from license payments, research and development payments and milestone payments under our product discovery and development collaborations and from the proceeds of offerings of our equity securities. From time to time we may consider raising additional cash from the sale of equity or other securities.

As of June 30, 2015, we are entitled to receive $14.0 million in research and development funding and license fees from our collaborators over the remaining life of our current collaboration agreements. Assuming all milestones are achieved for all program goals for all collaborations and assuming we receive all research and development funding and license fees to which we are entitled, we may receive up to $41.1 million under our current collaboration agreements.

In the next six months (through December 31, 2015), we anticipate receiving $7.4 million in research and development funding payments. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We hold inventory to support our direct sales program. If our inventory cannot be sold, our results of operations and/or financial position may be adversely affected.*

We hold inventory of commercial quantities of certain of our flavor ingredients for use in our direct sales program. We expect to make future purchases of our flavor ingredients in advance of customer orders. We may have excess inventory on-hand and we may be required to purchase excessive amounts of flavor ingredients in order to establish manufacturing relationships with third parties or to give potential customers greater confidence in the reliability of our supply, which may have a material adverse effect on our results of operations and/or financial position.

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

The Supreme Court recently determined in the Myriad decision that some isolated naturally occurring nucleic acids are ineligible for United States patent protection. This decision may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, and the patentability of our or our licensors’ pending claims, which are directed to isolated, naturally occurring nucleic acids. Also, while the Supreme Court in the Myriad decision did not address the patentability of other isolated, naturally occurring materials (i.e., non-nucleic acids), it is possible that later courts may determine that other isolated naturally occurring materials are similarly ineligible for United States patent protection. This may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, which are directed to isolated naturally occurring materials such as isolated, naturally occurring taste receptor polypeptides or isolated, naturally occurring flavor ingredients. In recently issued interim guidance, the United States Patent and Trademark Office has interpreted the Myriad decision as applying to any isolated naturally occurring material including non-nucleic acids. Thus, pending patent applications filed by us or our licensors that are directed to isolated naturally occurring materials may not issue in the United States, which could have a significant adverse effect on our business, financial condition and results of operations.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: July 30, 2015	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)