Form 10-Q
period 2015-09-30
SENOMYX INC
filed 2015-10-29
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Total shares of common stock outstanding as of the close of business on October 22, 2015: 44,445,782

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,075	$3,961
Short-term investments available-for-sale	17,989	22,630
Accounts receivable	2,651	2,276
Inventories	2,528	2,319
Other current assets	1,064	993
Total current assets	30,307	32,179

Long-term investments available-for-sale	1,001	2,147
Property and equipment, net	3,507	3,835
Total assets	$34,815	$38,161

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,326	$5,903
Deferred rent	299	354
Leasehold incentive obligation	219	987
Deferred revenues	4,335	5,135
Total current liabilities	10,179	12,379

Deferred rent	2,031	516
Leasehold incentive obligation	1,627	1,152
Deferred revenues	—	556

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2015 (unaudited) and December 31, 2014	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2015 (unaudited) and December 31, 2014; 44,443,453 and 43,370,309 shares issued and outstanding at September 30, 2015 (unaudited) and December 31, 2014, respectively.	44	43
Additional paid-in capital	285,470	278,362
Accumulated other comprehensive income (loss)	3	(10)
Accumulated deficit	(264,539)	(254,837)
Total stockholders’ equity	20,978	23,558
Total liabilities and stockholders’ equity	$34,815	$38,161

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Development revenues	$4,432	$4,477	$13,375	$17,174
Commercial revenues	2,961	1,381	5,237	4,231

Total revenues	7,393	5,858	18,612	21,405

Operating expenses:
Cost of commercial revenues	179	205	430	444
Research, development and patents	6,162	6,686	18,311	20,302
Selling, general and administrative	3,466	3,384	9,599	9,741

Total operating expenses	9,807	10,275	28,340	30,487

Loss from operations	(2,414)	(4,417)	(9,728)	(9,082)

Other income	9	11	26	27

Net loss	(2,405)	(4,406)	(9,702)	(9,055)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	—	14	(10)

Comprehensive loss	$(2,403)	$(4,406)	$(9,688)	$(9,065)

Net loss per share, basic and diluted	$(0.05)	$(0.10)	$(0.22)	$(0.21)

Shares used in calculating net loss per share, basic and diluted	44,069,792	43,006,240	43,798,244	42,359,031

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(9,702)	$(9,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	893	1,694
Accretion of premium on available-for-sale securities	110	171
Amortization of leasehold incentive obligation	(293)	(740)
Stock-based compensation for employees and non-employee directors	3,903	4,575
Stock-based compensation for non-employees	28	35
Change in operating assets and liabilities:
Accounts receivable	(375)	(182)
Inventories	(971)	(1,426)
Other current assets	81	(386)
Accounts payable, accrued expenses and other current liabilities	257	(2,316)
Deferred revenues	(1,356)	(3,419)
Deferred rent	1,460	(196)
Net cash used in operating activities	(5,965)	(11,245)

Investing activities
Purchases of property and equipment	(637)	(294)
Purchases of available-for-sale securities	(7,201)	(16,655)
Maturities of available-for-sale securities	12,879	11,490
Net cash provided by (used in) investing activities	5,041	(5,459)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,038	9,781
Net cash provided by financing activities	3,038	9,781

Net change in cash and cash equivalents	2,114	(6,923)
Cash and cash equivalents at beginning of period	3,961	11,201
Cash and cash equivalents at end of period	$6,075	$4,278

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$—	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$21	$—

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The financial statements at September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be reported for the year ending December 31, 2015. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2014, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At September 30, 2015 and December 31, 2014, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends and margins, and to make judgments and estimates regarding excess or obsolete inventory. At September 30, 2015 and December 31, 2014, we did not have any reserves for lower of cost or market, excess or obsolete inventory. Inventories amounts from prior years have been reclassified from other current assets to conform to the current year presentation.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.7 million and $6.3 million for the three months ended September 30, 2015 and 2014, respectively, and $16.9 million and $18.9 million for the nine months ended September 30, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $474,000 and $370,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million for each of the nine months ended September 30, 2015 and 2014.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and nine months ended September 30, 2015 and 2014 was comprised as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research, development and patents	$568	$701	$1,637	$1,973
Selling, general and administrative	751	1,001	2,294	2,637
	$1,319	$1,702	$3,931	$4,610

At September 30, 2015, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $8.6 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss (in thousands)	$(2,405)	$(4,406)	$(9,702)	$(9,055)
Denominator:
Weighted average common shares	44,069,792	43,006,240	43,798,244	42,359,031

Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.22)	$(0.21)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,138,658	11,476,902	11,138,658	11,476,902

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income as of September 30, 2015 and December 31, 2014 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

2.	Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at September 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$1	$—	$1,501
United States government agency bonds	9,055	1	—	9,056
Corporate bonds	8,431	3	(1)	8,433
	$18,986	$5	$(1)	$18,990

The following is a summary of investments available-for-sale at December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$—	$—	$1,500
United States government agency bonds	16,341	—	(6)	16,335
Corporate bonds	6,946	—	(4)	6,942
	$24,787	$—	$(10)	$24,777

Investments we consider to be temporarily impaired at September 30, 2015 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
Corporate bonds	4	$3,614	$(1)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, we held $18.0 million of available-for-sale securities with maturity dates within one year and $1.0 million with maturity dates over one year and less than two years.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. Our professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014.

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

Assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial instruments owned:
Money market funds	$3,699	$3,699	$—	$—
United States Treasuries	1,501	1,501	—	—
United States government agency bonds	9,056	—	9,056	—
Corporate bonds	8,433	—	8,433
	$22,689	$5,200	$17,489	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In August 2015, we announced that the first commercialization of our flavor ingredient Sweetmyx® S617 was achieved, triggering a $1.5 million commercial milestone under our collaboration with PepsiCo.

In September 2015, we announced that Daniel E. Stebbins had joined our Board of Directors. Mr. Stebbins has extensive leadership and commercial experience in the flavor and fragrance industry and has served on a number of industry associations.

We have incurred significant losses since our inception in 1998 and our accumulated deficit was $264.5 million as of September 30, 2015. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues

We recorded development revenues of $4.4 million and $4.5 million during the third quarters ended September 30, 2015 and 2014, respectively. The decrease was primarily attributable to reduced cost reimbursement revenues related to our collaborations.

Our commercial revenues were $3.0 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively. The $1.6 million increase primarily resulted from a $1.5 million commercial milestone achieved upon the first commercial sale of products which include our Sweetmyx® S617 flavor ingredient, as well as higher royalties from collaborators. These increases were partially offset by a $508,000 reduction in royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed to Nestlé.

Research and development payments, upfront fees, cost reimbursements, milestones and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 89% and 73% of total revenues for the three months ended September 30, 2015 and 2014, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $179,000 and $205,000 for the three months ended September 30, 2015 and 2014, respectively. Despite the $1.6 million increase in commercial revenues, costs of commercial revenues did not increase because no royalties were payable under our third-party licensing agreements for the $1.5 million commercial milestone achieved during the quarter ended September 30, 2015.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $6.2 million and $6.7 million for the three months ended September 30, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Salaries and personnel	$3,062	$3,112
Facilities and depreciation	1,091	1,221
Non-cash stock-based compensation	568	701
Patents and licensing	551	455
Research and development supplies	366	534
Outside services	267	429
Miscellaneous	257	234
	$6,162	$6,686

Research and Development Supplies. Our expenses for supplies used in research and development were $366,000 and $534,000 for the three months ended September 30, 2015 and 2014, respectively. The $168,000 decrease was due to decreased purchases of scientific supplies used in research and development resulting from reduced staffing levels resulting from a corporate restructuring in the first quarter of 2015.

Outside Services. Our outside services expenses were $267,000 and $429,000 for the three months ended September 30, 2015 and 2014, respectively. The $162,000 decrease in the 2015 period was primarily due to decreased activities related to safety studies due to the timing of product candidates in development.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.5 million for the three months ended September 30, 2015, an increase of $82,000 from the $3.4 million total for the three months ended September 30, 2014. The increase is due to higher incentive-based compensation expense accruals.

Nine Months Ended September 30, 2015 and 2014

Revenues

We recorded development revenues of $13.4 million and $17.2 million during the nine months ended September 30, 2015 and 2014, respectively. The $3.8 million decrease was primarily attributable to an extension of the service period over which the $30 million upfront license fee related to the PepsiCo Sweet Taste Program collaboration is being recognized. In the second quarter of 2014, in accordance with our agreement, PepsiCo elected to extend the service period of the collaboration an additional two years to August 2016, which resulted in a $2.8 million reduction in development revenues in the nine months ended September 30, 2015. Revenues from the achievement of development milestones for regulatory authorizations were $1.8 million for the nine months ended September 30, 2014, whereas no such revenues were recorded in the first nine months of 2015. These decreases in development revenues were partially offset by increases in research funding related to our Sweet Taste Program and Salt Taste Program collaborations.

Our commercial revenues were $5.2 million and $4.2 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.0 million increase primarily resulted from a $1.5 million commercial milestone achieved upon the first commercial sale of products which include our Sweetmyx S617 flavor ingredient, as well as higher royalties from collaborators and higher direct sales. These increases were partially offset by a $2.1 million reduction in royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed to Nestlé.

Research and development payments, upfront fees, cost reimbursements, milestones and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 88% and 78% of total revenues for the nine months ended September 30, 2015 and 2014, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $430,000 and $444,000 for the nine months ended September 30, 2015 and 2014, respectively. Despite the $1.0 million increase in commercial revenues, costs of commercial revenues did not increase because no royalties were payable under our third-party licensing agreements for the $1.5 million commercial milestone achieved during the quarter ended September 30, 2015.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $18.3 million and $20.3 million for the nine months ended September 30, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Salaries and personnel	$9,064	$9,656
Facilities and depreciation	3,409	3,783
Non-cash stock-based compensation	1,637	1,973
Patents and licensing	1,633	1,632
Research and development supplies	1,024	1,687
Outside services	873	901
Miscellaneous	671	670
	$18,311	$20,302

Salaries and Personnel. Our salaries and personnel expenses decreased $592,000 from $9.7 million for the first nine months of 2014 to $9.1 million for the first nine months of 2015 primarily due to reduced staffing levels resulting from a corporate restructuring in the first quarter of 2015. This decrease was partially offset by higher incentive-based compensation expense accruals in 2015.

Facilities and Depreciation. Our facilities and depreciation expenses were $3.4 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively. The $374,000 decrease was attributable to reduced rent expense resulting from the amendment of our building lease in the first quarter of 2015 and reduced depreciation expense as certain scientific equipment became fully depreciated.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses decreased $336,000 from $2.0 million for the first nine months of 2014 to $1.6 million for the first nine months of 2015 due to a lower fair value for stock options granted in 2015 based on the lower price of our common stock at the respective option grant dates.

Research and Development Supplies. Our expenses for supplies used in research and development were $1.0 million and $1.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease of $663,000 was due to decreased purchases of scientific supplies used in research and development resulting from reduced staffing levels in the 2015 period.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $9.6 million for the nine months ended September 30, 2015, a decrease of $142,000 from the $9.7 million total for the nine months ended September 30, 2014. The decrease was primarily attributable to reduced non-cash stock-based compensation expenses which resulted from a lower fair value for stock options granted in 2015 based on the lower price of our common stock at the respective option grant dates. The decrease was partially offset by higher incentive-based compensation expense accruals in 2015.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of September 30, 2015, we had received $244.2 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $208.5 million in proceeds from the sales of common and preferred stock, $25.0 million in royalties and commercial payments and $12.5 million in interest income.

At September 30, 2015, we had $25.1 million in cash, cash equivalents and investments available-for-sale as compared to $28.7 million at December 31, 2014, a decrease of $3.6 million. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $6.0 million and $11.2 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash used in operating activities primarily resulted from a decrease in rent and employee bonus payments in 2015, as well as decreased inventory purchases and the timing of payments we made to vendors.

Investing Activities

Investing activities provided cash of $5.0 million for the nine months ended September 30, 2015 and used cash of $5.5 million for the nine months ended September 30, 2014. The increase in cash provided by investing activities reflects reduced purchases of available-for-sale securities in the 2015 period.

Financing Activities

Financing activities provided cash of $3.0 million and $9.8 million for the nine months ended September 30, 2015 and 2014, respectively. The $6.8 million decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock from the exercise of stock options, attributable to the generally higher price of our common stock in the first nine months of 2014 compared to the first nine months of 2015.

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. The amended lease provides for certain rent-free periods beginning in 2015 and an annual 1% rent increase during the extended lease period.

As of September 30, 2015, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,742	$2,878	$5,008	$5,815	$10,041
License payments	85	85	—	—	—
Total	$23,827	$2,963	$5,008	$5,815	$10,041

As of September 30, 2015, we had no long-term debt obligations.

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

As of September 30, 2015, we are entitled to receive $9.9 million in research and development funding and license fees from our collaborators over the remaining life of our current collaboration agreements. Assuming all milestones are achieved for all program goals for all collaborations and assuming we receive all research and development funding and license fees to which we are entitled, we may receive up to $35.5 million under our current collaboration agreements.

In the next three months (through December 31, 2015), we anticipate receiving $3.3 million in research and development funding payments. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of September 30, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including, but not limited to, our Sweetmyx® SR96 (S9632) flavor ingredient for which we have worldwide rights in all products, Savorymyx® UM80 (S807) for which we have worldwide rights in all products, Sweetmyx SR69 (S6973) for which we have worldwide rights in all products, Bittermyx® BB68 (S6821) for which we have worldwide rights in certain products, and Savorymyx UM33 (S336), for which we have certain rights in Japan and worldwide rights, outside of Asia, in all products. We currently intend to commercialize these and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

In October 2015, Dr. Donald S. Karanewsky retired from the position of Senior Vice President, Discovery and Chief Scientific Officer. We do not intend to appoint a successor to Dr. Karanewsky. Following Dr. Karanewsky’s retirement, his duties were transitioned to other members of our senior scientific leadership team. Our three major taste research programs focused on the discovery and development of Sweet Modifiers, Natural High Intensity Sweeteners and Salt Modifiers will continue to be led by the same three individuals who have served as project leaders for each respective program. Each of these three scientific leaders holds a doctorate degree, has been with us for over eleven years, made significant contributions to our research and development efforts and is actively involved in our collaborations with our partners. As part of Dr. Karanewsky’s retirement arrangements, we entered into a scientific advisory consulting arrangement with him which will continue through December 31, 2016.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: October 29, 2015	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)