Form 10-K
period 2015-12-31
SENOMYX INC
filed 2016-03-03
CIK 1123979

nop

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-50791

Senomyx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0843840
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4767 Nexus Centre Drive San Diego, California 92121	(858) 646-8300
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $161,486,000. Excludes an aggregate of 13,746,772 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2015. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 24, 2016, there were 44,537,883 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Senomyx, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

PART I

Item 1.   Business

Overview

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to modify or enhance the flavor profile of a variety of food and beverages. We also have an ongoing effort to discover and develop natural high intensity sweeteners. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (i.e., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

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

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, baked goods, dairy products, frozen foods, snack foods, main meal and side dish mixes, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, approximately 738 million metric tons of packaged food was sold worldwide in 2014. This figure is comprised of the weight of ready-to-eat finished food products (e.g., yogurt) and the weight of the concentrated forms of products before adding water or other components required for reconstitution (e.g., condensed soup). The worldwide sales of packaged food and beverage products in 2014 were approximately $2.9 trillion, of which approximately $550 billion was generated in the United States. These figures represent annual growth rates of approximately 5% and 2%, respectively, over 2009 amounts. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $2.0 trillion and sales of non-alcoholic beverages were approximately $870 billion.1

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. For example, according to recent Euromonitor data, estimated 2014 worldwide sales of non-alcoholic beverages were approximately $870 billion. Thus, an increase of a tenth of a percentage point in overall worldwide market share would result in additional revenues of approximately $870 million.

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

1 Amount does not include fountain or foodservice sales in certain beverage categories

•

Blocking Undesirable Tastes. We have developed flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food and beverage products. Our technology may also be used to improve the taste of products outside of food and beverages, such as OTC health care products and pharmaceutical products.

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

Our Strategy

Our goal is to become the leader in the discovery, development and commercialization of new and improved proprietary flavor ingredients that are commercialized either through collaborations with leading companies or through direct sales by us. Key elements of our strategy include:

•

Maintaining and Expanding Our Technology Position. We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies, and our natural and artificial compound libraries provide us and our collaborators with significant competitive advantages. Our scientific staff continues to explore new assay conditions as a method to identify potential new lead flavor ingredient candidates. We intend to continue to add to our compound libraries and develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover, develop and commercialize new proprietary flavor ingredients.

•

Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, Generally Recognized as Safe, or GRAS, Determination. Our primary focus is on the development of flavors and flavors with modifying properties that will qualify for a FEMA GRAS determination. Fourteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determination. Upon receipt of GRAS determination, our collaborators and customers can begin to test market and commercialize retail products or flavor systems incorporating our flavor ingredients in several key markets.

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

•

Pursuing Market Opportunities through Direct Sales. We seek to optimize the value of our flavor ingredients by creating new opportunities to increase their usage by food and beverage companies. In some cases, we may be able to commercialize our flavor ingredients in select product categories and geographies that have been licensed to collaborators. In these instances, we may elect to commercialize those flavor ingredients ourselves through our direct sales program in available product categories or geographies. We also have discovered and developed flavor ingredients which have not been licensed under collaborative agreements. Our direct sales efforts are focused on selling certain of our flavor ingredients directly to flavor companies. We expect flavor companies to add value by incorporating our ingredients into proprietary flavor systems for re-sale to their food and beverage company customers. Our sales team also reaches out directly to these consumer product companies to conduct introductory presentations and taste tests of our portfolio flavor ingredients. This effort has been effective in generating awareness of our direct sales program by these end users, which in turn is leading them to contact their preferred flavor company suppliers for additional information and to request samples. We believe the direct sales program enables a deeper and broader penetration of the food and beverage industry and accelerates commercialization by expanding the market for our products.

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

Fourteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determinations. The process from selection for development until receipt of that determination has historically ranged from 12 to 18 months. Costs associated with the FEMA GRAS process, including external third-party safety studies and preparation of the application, ranged up to approximately $1.5 million per flavor ingredient. We expect that most of the flavor ingredients we develop in the future will require a similar amount of time and cost. However, the length of time and cost may vary depending on the properties of the flavor ingredient. In addition, regulatory approval of the flavor ingredients in other jurisdictions may require that we conduct additional studies or incur additional expenses. Furthermore, the regulatory approval of natural high intensity sweeteners will likely require submission through the Food Additive Petition process, as described further under Regulatory Process below.

We are currently pursuing the discovery and development of flavor ingredients through three programs focused on sweet and salt taste. We may also investigate other areas of taste as part of our broader research related to human taste biology.

The goal of the sweet modifier component of our Sweet Taste Program is to restore the desired taste profile of products in which natural and artificial sweeteners have been reduced. We continue to optimize and evaluate promising artificial sweet taste modifiers of sucrose and/or high fructose corn syrup, which are widely used as sweeteners for beverages and other products. In addition, we continue to make progress in our efforts to discover and develop natural sweet taste modifiers, including the achievement of a taste proof-of-concept for a natural sucrose modifier. The identification of more potent natural sweet taste modifiers is required for a commercially-viable product.

The goal of the natural high intensity sweetener component of our Sweet Taste Program is to discover and develop novel no- or low-calorie natural high intensity sweeteners. We continue to make progress in our efforts to discover and develop natural high-potency sweeteners, including the achievement of a taste proof-of-concept for a natural high-potency sweetener. We have also discovered several novel plant-derived sweeteners that are more potent than rebaudioside-A in blinded taste tests. Further evaluation of sweeteners from one plant source have met our internal criteria on physical property attributes, such as stability and solubility. Additional evaluation on taste quality and potential manufacturing scale-up paths are being investigated before we pursue full development of this sweetener. Other ongoing activities include further expansion of our natural products library, high-throughput screening of these plant-derived samples, and taste tests of samples of interest.

The goal of the Salt Taste Program is to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers. This program is an important research focus for our longer-term pipeline. We are using analytical approaches to evaluate a large proprietary database of proteins found in taste buds in order to prioritize and find the specific protein or group of proteins that function to detect salt in foods. We are currently screening two target proteins with a goal of validating the protein(s) that function in human salty taste perception, supporting our use of the protein(s) as research targets to discover new salt flavor modifiers using our novel flavor technology. Our current efforts include optimizing our assay hits to improve the potency and solubility for further sensory evaluations.

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

Regulation of Flavor Ingredients in the United States. In the United States, flavor ingredients are regulated by the FDA as approved food additives, or as GRAS ingredients under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel. FEMA has administered the GRAS program for flavor ingredients on behalf of the industry for over 50 years. Several countries outside of the United States, including Canada, Brazil, Argentina and the Philippines, allow flavor use in food based on GRAS determination by the FEMA Expert Panel. Several other countries either add new FEMA GRAS ingredients to their positive lists of approved flavoring agents or add the new FEMA GRAS lists to their flavor regulations by specific reference. The other possible route for approval of a flavor-modifying ingredient is a GRAS self-determination (independent of FEMA) with or without FDA notification. Our goal is that the flavor ingredients we discover will achieve GRAS determination by the independent FEMA Expert Panel.

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

The most common types of GRAS reviews are:

•

FEMA Expert Panel. The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance. The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. If the FEMA Expert Panel determines a flavor ingredient to be GRAS, data from the safety studies supporting the GRAS determination are published in the journal Food Technology and also provided to the FDA. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Fourteen of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

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

Regulation of Flavor Ingredients outside of the United States. Outside of the United States, flavor approvals vary by country. There is, however, some commonality in approach in many countries. As explained above, several countries either accept GRAS determination by the FEMA Expert Panel as the basis for approval or GRAS determination facilitates country approval. Many countries, particularly developing countries in Latin America and Africa, accept favorable review by the WHO/FAO Joint Expert Committee on Food Additives, or JECFA, as the basis for approval or to facilitate approval. The International Organization of the Flavour Industry (IOFI) automatically submits new GRAS ingredients to the Codex Alimentarius through the FDA for JECFA review. Some other countries have their own unique approval processes. The European Union, or EU, has established EU-wide regulations for flavor ingredient use based on safety evaluations by the European Food Safety Authority (EFSA), and risk management (i.e. regulation development) by the Directorate General for Health (DG Sante). A number of countries in eastern Europe or in Africa accept EU approval as the basis for approved use. China, Japan, Indonesia and Russia also have independent regulatory review processes for flavors. We have received regulatory approvals for several of our flavor ingredients from JECFA, EFSA, the Chinese Ministry of Health and other authorities outside of the United States.

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

Patents and Proprietary Rights

Our policy is to file patent applications and to protect technologies, inventions and improvements to inventions that are commercially important to the development of our business. For example, we may seek patent protection for receptors and nucleic acid sequences encoding receptors that are involved in taste and the use of such receptors to identify ingredients that modulate taste. As of December 31, 2015 we are the owner or the exclusive licensee of 226 issued United States patents, 41 pending United States patent applications, 304 issued foreign patents and 240 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire between 2019 and 2034. The earliest patent expiration for our approved flavor ingredients is in 2024 for certain savory flavor ingredients. We also rely on trademarks to protect our proprietary technology. Generally, United States patents have a term of 17 years from the date of issue or 20 years from the earliest claimed priority date, whichever is later, for patents issued from applications filed with the United States Patent and Trademark Office prior to June 8, 1995 or 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. We intend to continue to file patent applications as we discover and develop new flavor ingredients and technologies.

Commercialization

Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be commercialized immediately. Our collaborators and customers have ultimate responsibility for the commercialization of our flavor ingredients in their end product and flavor system offerings, respectively. Prior to commercialization, collaborators and customers complete extensive product formulation work on their targeted product and flavor system offerings. Food and beverage manufacturers may validate final formulations for products through in-house sensory evaluation as well as external taste tests by target consumers. Upon confirming consumer acceptance of new or reformulated products that include a Senomyx ingredient, the companies complete activities such as the development of packaging and sales materials, and initial manufacturing scale-up of the products, enabling their market launch.

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

Our commercial revenues to date are primarily based on predefined terms within our collaborative agreements, generally royalties under a retail or ingredient supply model. In our retail-based agreements, royalties are calculated as a percentage of the net sales price of a manufacturer’s finished products or are based on the volume of a manufacturer’s finished product that it sells. In our ingredient supply-based agreements, royalties are calculated as a percentage of the sales price of either our flavor ingredient itself or the flavor system in which our flavor ingredient is contained or are based on the volume of the flavor ingredient itself used by a manufacturer in a finished product. We also sell certain novel flavor ingredients to targeted flavor companies for their use in proprietary flavor systems.

The market potential, partners and licenses for our key programs are described below.

Sweet Taste Program

The goals of the Sweet Taste Program are to discover and develop sweet modifiers which allow for a calorie reduction of at least 25% while maintaining the same taste properties of sucrose or fructose. In addition, we are focused on the discovery of natural high intensity sweeteners with improved taste and physical properties. We have identified S2383, a novel modifier of the high-intensity sweetener sucralose; S6973 and S9632, two modifiers of sucrose, or common table sugar; and S617, a modifier of sucrose and high fructose corn syrup.

The annual worldwide consumption of sucrose, fructose and high fructose corn syrup is estimated to be $72.1 billion at a volume of 174.7 million metric tons. The annual sucralose market volume is approximately 3,306 metric tons. These estimates are based on 2014 data from Euromonitor, Leatherhead Food Research, LMC International, Milling & Baking News and the USDA Economic Research Service.

The most important product category for our Sweet Taste Program is the non-alcoholic beverage market. According to Beverage Digest, 2014 global sales at the retail consumer level exceeded $1 trillion with global volume exceeding 142 billion unit cases (each unit case is 192 ounces). The largest segment of this market is carbonated soft drinks with global sales of over $374 billion and volume of almost 40 billion unit cases. The following table provides additional detail for 2014 on the key segments of the global non-alcoholic beverage market.

Beverage Type	US Dollars (billions)		Unit Cases (billions)
Carbonated Soft Drinks	$374.8	35%	39.8	28%
Juice drinks	226.7	21%	19.0	13%
Bottled water	219.7	20%	38.7	27%
Sports / Energy Drinks	88.1	8%	4.1	3%
Other[1]	169.9	16%	40.7	29%
Totals	$1,079.2	100%	142.4	100%

1 “Other” includes bulk water, squash/syrups, fruit powders, ready-to-drink tea and ready-to-drink coffee.

Based on our review of the available third party data, market intelligence and our internal assumptions, we estimate that approximately 13 billion unit cases in the non-alcoholic beverage market are represented in our applicable collaborative agreement. Approximately 65% of this total incorporate a carbohydrate sweetener (e.g. sucrose) and are eligible for the use of our sweet flavor modifiers. However, we cannot predict the extent to which we may be able to penetrate this market. We have no control over our collaborators’ commercialization decisions regarding new or reformulated products incorporating our flavor ingredients.

We have two collaborations for our Sweet Taste Program. PepsiCo has been licensed rights in the non-alcoholic beverage product categories on a worldwide basis. They have been granted a period of exclusivity, as determined by the agreement, for selected artificial sweet modifiers, natural sweet modifiers and natural sweeteners in all non-alcoholic beverages and co-exclusive rights in powdered beverages. PepsiCo has selected Sweetmyx® S617 during the research funding collaborative period and they will pay Senomyx royalties for the use of this fructose/sucrose modifier during the life of the patent.

In addition, Firmenich has licensed rights in food and alcoholic beverage product categories on a worldwide basis. They have been granted a limited period of exclusivity for three to four years, as determined by the agreement, for selected artificial sweet modifiers. Furthermore, they have exclusive rights for selected natural sweet modifiers in all foods and alcoholic beverages. Firmenich has selected S6973 (sucrose modifier), S9632 (sucrose modifier) and Sweetmyx S617 (fructose/sucrose modifier) during the research funding collaborative period and they will pay us royalties for the use of these modifiers during the life of the patent.

Following the period of exclusivity, we may add sweet modifiers to our direct sales portfolio. Because the period of exclusivity has expired for S6973 and S9632, we have added both products to our direct sales portfolio and are currently marketing these sucrose modifiers as Sweetmyx SR69 and Sweetmyx SR96 respectively. We currently expect to add Sweetmyx S617 to our direct sales portfolio in the first quarter of 2018.

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

Cooling Taste Program

Our cooling taste agents are intended to improve upon the properties of existing cooling agents with benefits which may include odorless compared to menthol, greater potency or improved temporal sensory profiles. Existing cooling agents include menthol, WS-3, Frescolat ML & MGA, Cooler 1 & 2, and Evercool. These cooling agents may be used in a wide variety of products including tea, flavored waters, confectionary products such as chewing gum and mints, toothpaste and mouthwash. We have identified several sample classes of new cooling agents that demonstrate a taste proof-of-concept and display preferred cooling properties. In addition, S2227, a new cooling ingredient, has received GRAS determination by the FEMA Expert Panel. We currently have one exclusive partner, Firmenich, for S2227 operating under an ingredient supply-based agreement with royalty payments based on their flavor system sales incorporating this cool flavor ingredient.

Salt Taste Program

Our salt taste modifier program is intended to reduce the level of salt contained in packaged food and beverage products. High salt levels are used in a wide variety of products including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods. The actual cost of salt (sodium chloride) is extremely low but the annual usage of food grade salt is estimated at 1.4 million metric tons (per K+S Group Financial Report 2014).

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

Commercialization Status

Through December 31, 2015, seven of our flavor ingredients have been commercialized through one of our collaborators or direct sales customers. This total includes two of our savory flavors, four products from our sweet taste program, and a bitter blocker that have been incorporated into packaged food or beverage products. Precise information is limited, primarily due to confidentiality agreements. Based on market intelligence, including the royalty reports we receive from our collaborators and the estimated use level of our flavor ingredients, we estimate that finished products of over 14.8 billion eight fluid ounce servings or almost 619 million unit cases of beverages, and almost 8.8 million metric tons of food products, have been manufactured or prepared using Senomyx’s novel flavor ingredients since inception of commercialization. Our estimates are based on the volume or weight of finished products, which include ready-to-drink beverages and ready-to-eat food products along with the volume of finished beverages and weight of food products which are sold as concentrates and require reconstitution prior to consumption. Historically, these products have been marketed in North America, Latin America, Asia, Europe, Africa, Australia and the Middle East.

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

Firmenich has non-exclusive worldwide rights to commercialize our S6973 sucrose modifier for virtually all food and specified beverage categories. Retail products incorporating S6973 are being marketed in the United States, Latin America, Asia, Australia and Africa. These products span a variety of categories including ready-to-drink and powdered beverages, dairy products and baked goods. Products launched with S6973 are showing promising performance based on re-order patterns and additional launches of products containing S6973 are expected during 2016.

Firmenich also has non-exclusive worldwide rights to commercialize our S9632 sucrose modifier in virtually all food categories and alcoholic beverages.

PepsiCo has exclusive worldwide rights to commercialize Sweetmyx S617 in non-alcoholic beverages during specified periods of time. In August 2015, we announced that the first commercialization of Sweetmyx S617 was achieved, triggering a $1.5 million commercial milestone under our collaboration with PepsiCo.

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

Direct Sales to Flavor Companies

Rather than relying solely on royalty-based collaborations for commercialization, we also have a direct sales program to sell certain of our flavor ingredients to flavor companies for their use in the development of proprietary flavor systems for their customers. We are marketing these flavor ingredients under the Complimyx® umbrella brand, which we selected to connote the benefits of using these offerings to add value to flavor systems. Additionally, we have developed sub-brands to identify each taste area separately, such as Sweetmyx for our sweet taste modifiers, Savorymyx® for our savory flavors and Bittermyx® for our bitter blocker. Specific ingredients within a taste category are referenced using a category code, such as Sweetmyx SR96 which is also known as the sucrose modifier S9632.

Our Complimyx product portfolio includes five flavor ingredients, all of which are currently being evaluated, sampled to consumer products companies and/or purchased by our flavor company customers for use in food and beverage products currently on the market. All three taste areas are represented in the sales we have made to flavor companies.

Sweetmyx SR96, a sucrose modifier, was initially introduced into the market in non-alcoholic beverage product offerings. Firmenich’s period of exclusivity for using Sweetmyx SR96 in food and alcoholic beverage product categories expired at the end of September 2015 pursuant to the terms of our agreement with Firmenich. Accordingly, we are now also selling Sweetmyx SR96 for use in food and alcoholic beverage product categories.

We believe our primary market potential for Sweetmyx SR96 includes a number of targeted non-alcoholic beverage product categories, including ready-to-drink and powdered forms of coffee and tea, powdered soft drinks, flavored milk and dairy beverages. According to Euromonitor, these target product categories utilize 5.5 million metric tons of sucrose on an annual basis. Based on our assumptions for average sucrose content of the targeted beverages, the anticipated use level of Sweetmyx SR96 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth $8.5 million to us in direct sales revenues. Furthermore, based on Euromonitor data, we estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR96 in approximately 50% of the target market opportunity at this time.

Sweetmyx SR69 (S6973), a sucrose modifier, amplifies the sweetness of sugar-reduced foods and beverage products. According to Euromonitor, global use of sucrose across all food categories is over 26.7 million metric tons on an annual basis. Key targeted food categories for using Sweetmyx SR69, including baked goods, confectionary, dairy products and sweet sauces and condiments, represent around 65% of this volume. The average sucrose content of targeted food products, anticipated use level of Sweetmyx SR69 and the potential sucrose reduction level vary considerably by product category, making it difficult to calculate a generalized dollar value of direct sales revenue for each global market share point achieved. We estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR69 in over 90% of the target market opportunity.

Savorymyx UM80 (S807) provides a well-rounded, clean upfront umami or savory note and has been incorporated into a variety of products including sauces, snack foods, soups, frozen foods and beverages. During 2015, Savorymyx UM33 (S336), a flavor that offers intense slightly delayed savory taste while heightening peppery and earthy notes, was added to our direct sales portfolio for sales outside of Asia (except Japan).

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

Bittermyx BB68 (S6821), our bitter blocker, reduces or blocks bitter taste of numerous ingredients such as soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (stevia) and can improve the overall flavor of foods and beverages. Product applications for Bittermyx BB68 include various food and beverages, over-the-counter medications and oral care products.

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

Our collaborative agreements provide that we will conduct research and development on flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields, typically on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use with other collaborators outside of the defined product fields of that agreement. We will also generally retain rights to any flavor ingredients that we discover after the respective collaborative period. However, in some instances we have agreed to arrangements where we would not launch competing products that one of our collaborators has selected for development and commercialization. We have also agreed under the terms of one of our collaboration agreements that we would not license similar flavor ingredients to the collaborator’s competitor for the same intended uses and product categories that we have licensed to our collaborator. In addition to the collaborative agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose modifier. In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory approval or FEMA GRAS determination to incorporate one or more of our flavor ingredients into a product, such collaborator will no longer be entitled to use the flavor ingredient and we will have the right to sell or license the flavor ingredient to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

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

Under this agreement, through December 31, 2015, we have received $50.4 million in license fees, research and development funding and cost reimbursements and six milestones totaling $3.4 million. We are entitled to receive an additional $3.3 million for the remaining license fees and research and development funding under the agreement. There is no guarantee that we will receive any further milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict. If our collaborative agreement with Firmenich were to terminate earlier than currently anticipated, or if Firmenich were to discontinue or reduce its actual commercialization efforts related to currently marketed Senomyx flavor ingredients, we may experience a material decline in our revenues.

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

In August 2015, we announced that the first commercialization of our flavor ingredient Sweetmyx S617 was achieved, triggering a $1.5 million commercial milestone under our collaboration with PepsiCo. Following commercialization, we are entitled to minimum annual royalties during specified periods of time and/or royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected flavor ingredient will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected natural high intensity sweetener will be equal to a portion of the cost of the sweetener. PepsiCo has the unilateral right to terminate the agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

With respect to the sweet taste modifiers and natural high intensity sweeteners that PepsiCo selects for commercial development, generally PepsiCo will have (i) exclusive rights during specified periods to use the flavor ingredient or natural high intensity sweetener, as the case may be, for all forms of non-alcoholic beverages other than powdered beverages for so long as PepsiCo continues to pay the applicable minimum annual royalty during such periods, and (ii) co-exclusive rights to use the flavor ingredient or natural high intensity sweetener, as the case may be, for all powdered non-alcoholic beverages. However, PepsiCo has agreed to sublicense its rights to any flavor ingredients that they select for development to one or more third party ingredient suppliers that will be authorized to supply the flavor ingredient, either alone or in combination with other flavors, to any third party manufacturer of non-alcoholic beverages for use in the categories of: functional beverages, including meal replacement drinks and energy drinks, coffee based drinks, milk and soy based beverages and sour-milk beverages. We will receive royalties based on a percentage of the net sales price of products that are sold by a sublicensee ingredient supplier and that incorporate a selected flavor ingredient. PepsiCo was not granted a right to sublicense its rights to selected flavor ingredients for use in the categories of non-alcoholic carbonated beverages, fruit drinks, teas, waters and sports drinks. Also, PepsiCo was not granted a right to sublicense its rights to natural high intensity sweeteners for use in any non-alcoholic beverages. Accordingly, we anticipate that PepsiCo will use flavor ingredients and natural high intensity sweeteners in those categories for exclusive periods of time.

Under this agreement, through December 31, 2015, we have received $78.8 million in upfront fees, research and development funding and cost reimbursements and four development milestone payments totaling $3.0 million. We are entitled to receive an additional $3.3 million for the remaining research and development funding under the agreement. There is no guarantee that we will receive any additional milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict. If our collaborative agreement with PepsiCo were to terminate earlier than currently anticipated, we may experience a material decline in our revenues.

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

PepsiCo (Salt)

In April 2014, we entered into a collaborative research agreement with PepsiCo focused on the identification of flavors with modifying properties intended to restore the desired salty taste in products with reduced salt. Under the terms of the agreement, PepsiCo provided certain research funding for our Salt Taste Program through December 2014, with options to continue the research funding period for up to three years. In January 2015, we entered into an amendment of the agreement whereby PepsiCo provided certain additional research funding through December 2015. The agreement was subsequently amended to extend the research funding period through December 2016. Under the agreement, we will determine whether to advance into commercial development any salt flavor modifiers discovered during the research funding period. PepsiCo will have non-exclusive rights to selected salt flavor modifiers discovered during the research funding period for use in all PepsiCo products worldwide. In addition, PepsiCo will receive a two-year period of exclusivity for the use of each of these flavor modifiers in snack foods and snack dips. In the event that PepsiCo pursues commercialization of any salt flavor modifiers discovered during the research funding period, PepsiCo will purchase the salt flavor modifiers directly from us. PepsiCo has received customary protection provisions to ensure supply if we do not meet PepsiCo’s supply requirements; in such case, PepsiCo will have the right to contract with third party manufacturers and we will receive a royalty based on PepsiCo’s purchases from these third party manufacturers. We cannot assure you that we will receive any future commercial payments under this collaboration.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG or Biotechnology Research and Information Network AG, Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise and Takasago. We will continue to compete in the future with these companies in collaborating with and selling flavor ingredients and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and more established relationships with consumer products companies than we do.

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

Employees

As of December 31, 2015, we had 90 full-time employees, including 21 with Ph.D. degrees. Of our full-time workforce, 65 employees are engaged in research and development and 25 are engaged in sales, marketing, intellectual property management, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

Under our current royalty-based business model, we are substantially dependent on our current and any other possible future collaborators to commercialize any flavor ingredients that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our flavor ingredients and may choose not to incorporate our flavor ingredients into any or all of their products within their exclusive or co-exclusive product fields on a timely basis or at all. Although our collaboration agreements vary, in some situations a collaborator may have the ability to return rights to one or more of our licensed flavor ingredients in some or all product categories or licensed territories and discontinue any associated minimum annual royalty obligations for those flavor ingredients, product categories or territories, as the case may be. A collaborator may elect to take any of these actions for any number of reasons, including as a result of unfavorable publicity regarding our flavor ingredients or our research methods, or if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, modifying properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, it will delay our ability to commercialize our flavor ingredients, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

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

Our current collaborators may not renew their agreements with us or we may not be able to enter into additional collaboration agreements with third parties due to the exclusive nature of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of flavor ingredients within one or more defined food, beverage and ingredient product fields on an exclusive, co-exclusive or non-exclusive basis for the respective collaborator during the collaboration period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaboration period.

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

If any or all of our current material agreements with our collaborators expire, are amended, or are terminated, or if we are unable to, or elect not to, renew or enter into new collaboration agreements, our research and development funding could significantly decline or be substantially eliminated, which would have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our development revenues are derived from only two collaborations. If either of these two collaborations terminate earlier than anticipated for any reason, our development revenues may materially decline.

During fiscal year 2015, 91% of our development revenues were derived from two collaborations, with the PepsiCo sweet collaboration comprising $10.0 million, or 56%, of development revenues and the Firmenich sweet collaboration comprising $6.2 million, or 35%, of development revenues.

Our current collaboration agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in August 2016 and July 2016, respectively. If either collaboration agreement were to terminate earlier than currently anticipated, or if either company were to discontinue or reduce its commercialization efforts related to our currently marketed flavor ingredients, we may experience a decline in our revenues and we may not be able to achieve our financial projections.

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including, but not limited to, our Savorymyx® UM80 (S807), Sweetmyx® SR96 (S9632) and Sweetmyx SR69 (S6973) flavor ingredients for which we have worldwide rights in all products, Bittermyx® BB68 (S6821) for which we have worldwide rights in certain products, and Savorymyx UM33 (S336), for which we have certain rights in Japan and worldwide rights, outside of Asia, in all products. We currently intend to commercialize these and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

There can be no assurance that our direct sales program will be successful or that we will enter into any new business arrangements for any of our flavor ingredients that are not currently exclusively licensed to a third party collaborator. We may encounter difficulties in growing our direct sales program or entering into any new business arrangements that we elect to pursue. The direct sales selling cycle may take longer than we anticipate or may be at a slow rate. Any of these events could also delay our anticipated timelines, prevent the successful commercialization of our flavor ingredients, negatively impact our financial results, and delay or prevent us from ever achieving or sustaining profitability.

We may seek additional capital to fund our operations.

If we are unable to successfully commercialize our flavor ingredients through royalty-based collaborations or direct sales, or enter into new product discovery and development collaborations with third parties, we will likely need to obtain additional capital, reduce our ongoing expenses and/or modify our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated, or we may decide that for other reasons it is in our best interests to seek additional capital. In such an event, we may need to raise substantial additional capital to, among other things:

●	fund research, discovery or development programs;
●	advance product candidates into and through the safety evaluation and regulatory approval process;
●	acquire rights to products or product candidates, technologies or businesses;
●	support the commercialization of our flavor ingredients; and
●	prosecute, maintain and enforce our intellectual property rights.

If we pursue additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategies, reduce our ongoing expenses or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Even assuming the Company is successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that the Company generates sufficient revenue from our products to sustain and grow our operations.

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

●	the termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our ability to grow our direct sales program;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	our receipt of milestone payments in any particular period;
●	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements; and
●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

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

We may encounter difficulties managing growth, which could adversely affect our business.

Our strategy includes entering into and working on simultaneous flavor ingredient discovery and development programs across multiple markets. We may choose to increase headcount in the future in order to meet our strategic objectives, which may place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

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

We face risks associated with inventory. If our inventory cannot be sold, our results of operations and/or financial position may be adversely affected.

To ensure adequate inventory supply for our direct sales program, we must forecast inventory needs of certain of our flavor ingredients and place orders with our manufacturers before firm orders are placed by our customers. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. We may also be required to purchase substantial amounts of flavor ingredients in order to establish manufacturing relationships with third parties or to give potential customers greater confidence in the reliability of our supply. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which may have a material adverse effect on our results of operations and/or financial position.

Risks Related To Our Industry

Our ability to compete in the flavor ingredient market may decline if we do not adequately protect our proprietary technologies.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies and flavor ingredients. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

●	we were or will be the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;
●	others will not independently develop similar or alternative technologies or duplicate any of our technologies;
●	others did not publicly disclose our claimed technology before we conceived the subject matter included in any of our patent applications;
●	any of our patent applications will result in issued patents , or if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement;
●	the use of our technologies and flavor ingredients will not infringe any third-party patent or intellectual property;
●	our issued patent claims will not be challenged, potentially invalidated or potentially circumvented by third parties;
●	our issued patent claims relating to our technologies will be sufficiently broad to protect our flavor ingredients and technologies and our customers’ use of our flavor ingredients and technologies;
●	any of our patent applications will not result in interferences or disputes with third parties regarding priority of invention or the validity of any issued patent;
●

any patents that have issued or may be issued to us, our collaborators or our licensors will provide a basis for commercially viable products or will provide us with any competitive advantages or will not be challenged by third parties;

●	we will develop additional proprietary technologies that are patentable;
●	our issued and future patent claims directed to naturally occurring materials will issue or continue to be valid in the U.S.;
●	the patents of others will not have an adverse effect on our ability to do business; or
●	new proprietary technologies from third parties, including existing licensors, will be available for licensing to us on reasonable commercial terms, if at all.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other ingredients, such as essential oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing high intensity sweeteners include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise and Takasago. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor ingredients for incorporation in food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

Many of the patent applications filed by us and our licensors have not been substantively examined by the United States Patent and Trademark Office and in foreign patent offices and may result in granted patents with claims of narrow scope that may not sufficiently deter competitors or may not result in patents being issued. Some of these patent applications claim sequences that were identified from different publicly available sequence information sources such as the High-Throughput Genomic Sequences division of GenBank. It is difficult to predict whether all of our or our licensors’ applications will ultimately be found to be patentable or, if so, to predict the scope of any allowed claims. In addition, the disclosure in our or our licensors’ patent applications, particularly in respect of the utility of our claimed inventions, may not be sufficient to meet the statutory requirements for patentability in all cases. As a result, it is difficult to predict whether all of our or our licensors’ applications will be allowed, or, if so, to predict the scope of any allowed claims or the enforceability of the patents. Even if enforceable, others may be able to design around any patents or develop similar technologies that are not within the scope of such patents. Our and our licensors’ patent applications may not issue as patents that will provide us with any protection or competitive advantage, which may have a material adverse effect on our business.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

●	delays in commercialization of our flavor ingredients;
●	failure of any of our flavor ingredients, if approved, to achieve commercial success;
●	developments concerning our collaboration agreements;
●	our ability to generate significant revenues from our direct sales program;

●	fluctuations in our operating results;
●	public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods;
●	developments related to the United States and international regulatory approval of our products;
●	results of safety evaluation of our flavor ingredients;
●	government regulation;
●	the discovery of a product defect or the commencement of a product recall;
●	an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;
●	developments in patent or other proprietary rights;
●	announcements of technological innovations by us or others;
●	changes in our management, key personnel or members of our Board of Directors;
●	future sales of our common stock by existing stockholders, officers or directors;
●	comments by securities analysts; and
●	general market conditions.

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

Fiscal 2015 Quarter ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
High	$6.39	$5.97	$7.80	$5.65
Low	$4.16	$4.30	$4.35	$3.58

Fiscal 2014 Quarter ended	March 31, 2014	June 30, 2014	September 30, 201 4	December 31, 2014
High	$12.74	$12.44	$10.11	$8.62
Low	$5.10	$6.25	$6.42	$4.77

The last sale price for our common stock as reported by the NASDAQ Stock Market on February 24, 2016 was $3.33 per share. As of February 24, 2016, there were approximately 45 stockholders of record of our common stock.

We have never declared or paid any cash dividends to our stockholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in 2015.

Performance Measurement Comparison (1)

The following graph compares the cumulative five-year total return to stockholders on Senomyx, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015. To date, we have not declared any dividends. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015

Senomyx, Inc.	100.00	48.81	23.56	70.97	84.29	52.88
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

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

	Years ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues:
Development revenues	$17,838	$21,827	$24,657	$26,981	$28,182
Commercial revenues	7,044	5,835	4,630	4,332	3,372
Total revenues	24,882	27,662	29,287	31,313	31,554
Operating expenses:
Cost of commercial revenues	638	644	325	303	219
Research, development and patents	24,085	26,627	28,612	28,644	28,687
Selling, general and administrative	12,849	12,578	12,283	11,619	11,500
Total operating expenses	37,572	39,849	41,220	40,566	40,406
Loss from operations	(12,690)	(12,187)	(11,933)	(9,253)	(8,852)
Other income	42	37	35	67	128
Net loss	$(12,648)	$(12,150)	$(11,898)	$(9,186)	$(8,724)

Basic and diluted net loss per share	$(0.29)	$(0.29)	$(0.29)	$(0.23)	$(0.22)

Shares used to compute basic and diluted net loss per share	43,968,167	42,611,904	40,662,640	39,956,283	39,571,094

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$22,954	$28,738	$32,962	$41,823	$55,106
Working capital	19,649	19,800	15,611	22,051	36,255
Total assets	32,575	38,161	41,614	53,280	67,646
Accumulated deficit	(267,485)	(254,837)	(242,687)	(230,789)	(221,603)
Total stockholders’ equity	19,524	23,558	19,678	25,728	29,721

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

In August 2015, we announced that the first commercialization of our flavor ingredient Sweetmyx® S617 was achieved, triggering a $1.5 million commercial milestone under our collaboration with PepsiCo. Sweetmyx S617 is a flavor with modifying properties that is used as part of a flavor system to maintain the taste in a wide variety of foods and beverages in which a sweetener such as sugar has been reduced. PepsiCo and Firmenich have exclusive rights to use Sweetmyx S617 worldwide in non-alcoholic beverages and in food product categories and alcoholic beverages, respectively, for specified periods of time. We will receive royalties from each of our partners based on sales of products that incorporate our flavor ingredient.

We have incurred significant losses since our inception in 1998. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

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

As of December 31, 2015, we have recognized cumulative revenues under our collaborations of $273 million. If any of our collaborative agreements were to terminate earlier than currently anticipated, we may experience a significant decline in our revenues. We anticipate that a significant portion of our revenues in the near future will be derived from research and development payments and license fees. We may receive additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

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

Results of Operations

Years Ended December 31, 2015, 2014 and 2013

Revenues

We recorded revenues of $24.9 million, $27.7 million and $29.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. Research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 87% of the total revenues for the year ended December 31, 2015. The decrease of $2.8 million from 2014 to 2015 resulted from a $4.0 million decrease in development revenues and a $1.2 million increase in commercial revenues in 2015.

The $4.0 million decrease in development revenues from 2014 to 2015 primarily reflects a $2.8 million decrease in license fee revenues from our Sweet Taste Program collaboration with PepsiCo due to a change in the service period over which the upfront license fee related to this collaboration is being recognized. In the second quarter of 2014, PepsiCo elected, in accordance with our agreement, to extend the service period of the collaboration an additional two years through August 2016. Additionally, development milestone revenues of $1.8 million in 2014 decreased to zero in 2015. Partially offsetting the decreases in license fee and development milestone revenues was a $713,000 increase in research funding revenues related to our Sweet Taste Program collaborations.

Commercial revenues increased $1.2 million in 2015, primarily from increases in royalties and commercial milestone payments related to our Sweet Taste Program. Revenues related to products from our Sweet Taste Program increased by $3.8 million in 2015. This increase was partially offset by a $2.6 million decrease in royalties related to our Savory Taste Program due to the conclusion of a collaboration agreement with Nestlé at the end of 2014, whereby we regained all rights previously licensed under this collaboration.

For 2014, research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 77% of total revenues. The decrease of $1.6 million from 2013 to 2014 resulted from a $2.8 million decrease in development revenues and a $1.2 million increase in commercial revenues in 2014.

The $2.8 million decrease in development revenues from 2013 to 2014 primarily reflects a $3.9 million decrease in license fee revenues from our Sweet Taste Program collaboration with PepsiCo due to the change in the service period over which the upfront license fee related to this collaboration is being recognized. Partially offsetting the decrease in license fee revenues was an increase in research funding revenues related to our Salt Taste Program collaboration with PepsiCo that began in 2014 and resulted in $1.5 million of development revenues for the year.

Commercial revenues increased $1.2 million as a result of increases in royalties and commercial milestone payments related to our Sweet Taste Program and increases in direct sales during 2014.

For 2016, we expect total revenues to remain relatively constant compared to 2015, with increases in commercial revenues and decreases in development revenues.

Cost of Commercial Revenues

Our costs of commercial revenues were $638,000, $644,000 and $325,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Despite the $1.2 million increase in commercial revenues from 2014 to 2015, costs of commercial revenues did not increase because no royalties were payable under our third-party licensing agreements for the $1.5 million commercial milestone achieved during the quarter ended September 30, 2015. The increase in cost of commercial revenues from 2013 to 2014 is consistent with the corresponding increase in commercial revenues.

Research, Development and Patents Expenses

Our research, development and patents expenses, which include stock-based compensation expenses associated with research and development personnel, were $24.1 million, $26.6 million and $28.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Salaries and personnel	$12,007	$12,670	$13,237
Facilities and depreciation	4,469	4,988	5,543
Non-cash stock-based compensation	2,234	2,575	1,688
Patents and licensing	2,021	2,020	1,943
Research and development supplies	1,415	2,131	2,123
Outside services	1,046	1,364	3,265
Miscellaneous	893	879	813
Total research, development and patents expenses	$24,085	$26,627	$28,612

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $12.0 million, $12.7 million and $13.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $663,000 decrease in salaries and personnel expenses from 2014 to 2015 primarily resulted from a decrease in staffing levels. The $567,000 decrease in salaries and personnel expenses from 2013 to 2014 was primarily due to a decrease in employee bonuses. For 2016, we expect salaries and personnel expenses to decrease from 2015 levels.

Facilities and Depreciation.  Our facilities and depreciation expenses were $4.5 million, $5.0 million and $5.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $519,000 decrease from 2014 to 2015 reflects reduced amortization of leasehold improvements resulting from the extension of our building lease through February 2024 and resulting extension of the amortization period for the leasehold improvements. The $555,000 decrease from 2013 to 2014 reflects lower depreciation expenses as certain scientific equipment became fully depreciated during 2014. For 2016, we expect facilities and depreciation expenses to remain relatively constant compared to 2015.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $2.2 million, $2.6 million and $1.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease of $341,000 from 2014 to 2015 was primarily due to decreased valuations of stock options granted to employees. The $887,000 increase in stock-based compensation expenses in 2014 was due to higher valuations of stock options granted to employees based on the higher price of our common stock compared to 2013. For 2016, we expect a decrease in non-cash stock-based compensation expenses in comparison to 2015.

Patents and Licensing. Our patents and licensing expenses were $2.0 million, $2.0 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase of $77,000 from 2013 to 2014 was primarily due to varying patent legal expenses due to the timing of filings and other activities. For 2016, we expect our patents and licensing expenses to increase compared to 2015.

Research and Development Supplies. Our expenses for supplies used in research and development were $1.4 million, $2.1 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease of $716,000 from 2014 to 2015 was primarily due to decreased purchases of scientific supplies resulting from reduced staffing levels in 2015. For 2016, we expect research and development supplies expenses to remain relatively constant compared to 2015 levels.

Outside Services. Our outside services expenses were $1.0 million, $1.4 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $318,000 decrease from 2014 to 2015 resulted from decreased activities related to safety studies due to the timing of product candidates in development. The $1.9 million decrease from 2013 to 2014 in outside services expense reflects increased costs for safety studies during 2013 for product candidates advancing in development such as S617, for which we announced receipt of FEMA GRAS determination in March 2014. For 2016, we expect an increase in outside services expenses compared to 2015 due to costs associated with product candidates under development.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which include non-cash stock-based compensation expenses associated with selling, general and administrative personnel, were $12.8 million, $12.6 million and $12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The $271,000 increase in expenses from 2014 to 2015 was primarily due to employee bonuses returning to historical levels in 2015 following reduced levels in 2014. Partially offsetting this increase was a decrease in non-cash stock-based compensation expenses due to a lower valuation for stock options granted to employees in 2015. The $295,000 increase in expenses from 2013 to 2014 was attributable to a $1.3 million increase in non-cash stock-based compensation expenses and a $1.1 million decrease in personnel-related expenses, partly due to reduced bonuses for 2014.

For 2016, we expect a decrease in our selling, general and administrative expenses in comparison to 2015, due in part to lower stock-based compensation expenses.

Other Income

Other income was $42,000, $37,000 and $35,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The changes reflect slight increases in interest rates for our investment securities over the period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of December 31, 2015, we had received $247.7 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $208.8 million in proceeds from the sales of common and preferred stock, $26.4 million in royalties and commercial milestone payments and $12.6 million in interest income.

At December 31, 2015, we had $23.0 million in cash, cash equivalents and investments available-for-sale as compared to $28.7 million at December 31, 2014, a decrease of $5.7 million. This decrease resulted primarily from the use of cash to fund our operations, offset by proceeds from the issuance of common stock upon the exercise of options.

Operating Activities

Operating activities used cash of $8.2 million, $13.6 million and $9.7 million in 2015, 2014 and 2013, respectively. The $5.4 million decrease in net cash used in operating activities from 2014 to 2015 resulted primarily from a $1.9 million decrease in rent payments as a result of the February 2015 amendment of our facilities lease and a $1.1 million reduction in employee bonus payments in 2015. The $3.9 million increase in net cash used in operating activities from 2013 to 2014 reflects $4 million of license fee payments received in 2013 under the Firmenich Sweet Taste Program collaboration, whereas no such payments were received in 2014.

Investing Activities

Investing activities provided cash of $5.7 million in 2015, used cash of $3.6 million in 2014 and provided cash of $3.8 million 2013. The sources of cash flow reflect changes in the timing of maturities and purchases of available-for-sale securities and purchases of property and equipment. The net use of cash in 2014 largely resulted from investment portfolio changes to hold more short-term investments and less cash equivalents. Cash outflows from purchases of property and equipment varied from $690,000 in 2015 to $328,000 in 2014 and $623,000 in 2013, primarily reflecting replacement of certain scientific equipment.

Financing Activities

Financing activities provided cash of $3.4 million, $10.0 million and $1.7 million in 2015, 2014 and 2013, respectively. Cash provided by financing activities reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options. Such totals generally fluctuate based on changes in the price of our common stock and the higher price of our common stock through most of 2014 resulted in increased exercises of employee stock options and greater participation in the employee stock purchase program.

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. As of December 31, 2015, the future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$23,213	$3,139	$4,749	$5,825	$9,500
License payments	527	204	323	—	—
Total	$23,740	$3,343	$5,072	$5,825	$9,500

As of December 31, 2015, we had no long-term debt obligations.

As of December 31, 2015, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $400,000. In the next 12 months, we also plan to spend approximately $1.1 million on capital expenditures.

Our license agreement with the University of California calls for annual maintenance fees, which commenced in 2006, or royalties or service revenues on sales of any products developed using technologies licensed under the agreement. Royalties are calculated as a percentage of covered sales and are included in cost of commercial revenues. The agreement specifies minimum annual royalty payments which continue through the expiration of the last to expire patent licensed under the agreement. Royalties paid under the agreement exceeded the minimum annual royalty payment for each of the three years ended December 31, 2015.

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

We are entitled to receive $7.3 million in non-refundable license fees and research and development payments from our collaborators from December 31, 2015 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

•	the achievement of milestones;
•	the earning of royalties from the sale of products containing our flavor ingredients;
•	the earning of any minimum periodic royalty payments;
•	direct sales of flavor ingredients;
•	the earning of any cost reimbursements; and
•	the signing of new collaborations or extensions of existing collaborations.

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

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Inventories

We sell certain of our flavor ingredients to flavor companies for their use in the development of proprietary flavor systems for their food and beverage company customers. To ensure adequate inventory supply for this direct sales program, we must forecast inventory needs of certain of our flavor ingredients and place orders with our manufacturers before firm orders are placed by our customers. We may also be required to purchase substantial amounts of flavor ingredients in order to establish manufacturing relationships with third parties or to give potential customers greater confidence in the reliability of our supply.

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends, margins, product life cycles and qualitative factors given the limited sales history of our products, and to make judgments and estimates regarding excess or obsolete inventory. For established businesses, factors in assessing excess inventory typically include historical data such as sales, gross margins and inventory turns calculations, as well as future sales forecasts. However, because our direct sales program was only recently launched and requires a lengthy sales cycle, there is limited historical data available and such data is not representative of future anticipated sales. In lieu of considering historical data alone, we must consider other information such as sales forecasts, sales pipeline and qualitative factors such as the progress of sales and marketing efforts. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices.

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

Revenues from direct sales of our flavor ingredients are recorded when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. We generally do not offer discounts, rebates or a general right of return on sales of flavor ingredients.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2016

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2015	2014
Assets:

Current assets:
Cash and cash equivalents	$4,818	$3,961
Short-term investments available-for-sale	18,136	22,630
Accounts receivable	3,193	2,276
Inventories	2,434	2,319
Other current assets	660	993
Total current assets	29,241	32,179

Long-term investments available-for-sale	—	2,147
Property and equipment, net	3,334	3,835

Total assets	$32,575	$38,161

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,303	$5,903
Deferred rent	559	354
Leasehold incentive obligation	219	987
Deferred revenues	3,511	5,135
Total current liabilities	9,592	12,379

Deferred rent	1,886	516
Leasehold incentive obligation	1,573	1,152
Deferred revenues	—	556

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 44,503,820 and 43,370,309 shares issued and outstanding at December 31, 2015 and 2014, respectively	45	43
Additional paid-in-capital	286,991	278,362
Accumulated other comprehensive income (loss)	(27)	(10)
Accumulated deficit	(267,485)	(254,837)
Total stockholders’ equity	19,524	23,558

Total liabilities and stockholders’ equity	$32,575	$38,161

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013

Revenues:
Development revenues	$17,838	$21,827	$24,657
Commercial revenues	7,044	5,835	4,630

Total revenues	24,882	27,662	29,287

Operating expenses:
Cost of commercial revenues	638	644	325
Research, development and patents	24,085	26,627	28,612
Selling, general and administrative	12,849	12,578	12,283

Total operating expenses	37,572	39,849	41,220

Loss from operations	(12,690)	(12,187)	(11,933)

Other income	42	37	35

Net loss	(12,648)	(12,150)	(11,898)

Other comprehensive income (loss):
Unrealized loss on investments	(17)	(17)	—

Comprehensive loss	$(12,665)	$(12,167)	$(11,898)

Net loss per share, basic and diluted	$(0.29)	$(0.29)	$(0.29)

Shares used in calculating net loss per share, basic and diluted	43,968,167	42,611,904	40,662,640

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity

Balance at December 31, 2012	40,100,483	$40	$256,470	$7	$(230,789)	$25,728

Issuance of common stock related to the exercise of options	715,440	1	1,366	—	—	1,367
Issuance of common stock related to employee stock plan purchases	279,994	—	452	—	—	452
Compensation related to stock options granted to employees and non-employee directors	—	—	4,005	—	—	4,005
Compensation related to stock options granted to consultants	—	—	24	—	—	24
Unrealized gain on investments	—	—	—	—	—	—
Net loss	—	—	—	—	(11,898)	(11,898)
Balance at December 31, 2013	41,095,917	$41	$262,317	$7	$(242,687)	$19,678

Issuance of common stock related to the exercise of options	1,802,295	2	8,564	—	—	8,566
Issuance of common stock related to employee stock plan purchases	472,097	—	1,300	—	—	1,300
Compensation related to stock options granted to employees and non-employee directors	—	—	6,142	—	—	6,142
Compensation related to stock options granted to consultants	—	—	39	—	—	39
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,150)	(12,150)
Balance at December 31, 2014	43,370,309	$43	$278,362	$(10)	$(254,837)	$23,558

Issuance of common stock related to the exercise of options	698,851	1	2,139	—	—	2,140
Issuance of common stock related to employee stock plan purchases	434,660	1	1,220	—	—	1,221
Compensation related to stock options granted to employees and non-employee directors	—	—	5,230	—	—	5,230
Compensation related to stock options granted to consultants	—	—	40	—	—	40
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,648)	(12,648)
Balance at December 31, 2015	44,503,820	$45	$286,991	$(27)	$(267,485)	$19,524

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31.
	2015	2014	2013
Operating Activities
Net loss	$(12,648)	$(12,150)	$(11,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,098	2,239	2,847
Accretion of premium on available-for-sale securities	148	220	258
Amortization of leasehold incentive obligation	(347)	(987)	(987)
Stock-based compensation for employees and non-employee directors	5,230	6,142	4,005
Stock-based compensation for non-employees	40	39	24
Change in operating assets and liabilities:
Accounts receivable	(917)	(150)	576
Inventories	(877)	(1,361)	(196)
Other current assets	387	(438)	235
Accounts payable, accrued expenses and other current liabilities	255	(2,071)	614
Deferred revenues	(2,180)	(4,862)	(5,027)
Deferred rent	1,575	(268)	(183)
Net cash used in operating activities	(8,236)	(13,647)	(9,732)

Investing activities
Purchases of property and equipment	(690)	(328)	(623)
Purchases of available-for-sale securities	(16,108)	(22,039)	(20,885)
Maturities of available-for-sale securities	22,530	18,815	25,295
Net cash provided by (used in) investing activities	5,732	(3,552)	3,787

Financing activities
Proceeds from issuance of common stock	3,361	9,959	1,719
Net cash provided by financing activities	3,361	9,959	1,719

Net change in cash and cash equivalents	857	(7,240)	(4,226)
Cash and cash equivalents at beginning of year	3,961	11,201	15,427
Cash and cash equivalents at end of year	$4,818	$3,961	$11,201

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at year-end	$—	$762	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at year-end	$—	$93	$—

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

We derive significant portions of our revenues from a relatively small number of collaborators. For the years ended December 31, 2015, 2014 and 2013, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows:

	Years Ended December 31,
	2015		2014		2013
PepsiCo	$14.9 million	(60%)	$14.5 million	(53%)	$16.2 million	(55%)
Firmenich	$8.8 million	(35%)	$9.4 million	(34%)	$9.4 million	(32%)

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At December 31, 2015 and 2014, we did not have any allowances for uncollectible receivables.

Accounts receivable from customers which contributed 10% or more of accounts receivable at December 31, 2015 and 2014 were as follows:

	December 31,
	2015		2014
PepsiCo	$2.0 million	(61%)	—
Firmenich	$1.2 million	(37%)	$1.2 million	(55%)
Nestlé	—		$0.6 million	(26%)

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends, margins, product life cycles and qualitative factors given the limited sales history of our products, and to make judgments and estimates regarding excess or obsolete inventory. At December 31, 2015 and 2014, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory” which requires an entity to measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). This accounting guidance is effective for us beginning in the first quarter of 2018. We do not expect this updated standard to have a material impact on our financial statements and related disclosures.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (“ASC”), if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2015.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of any lease. The difference between rent expense accrued and amounts paid under any lease agreement is recorded as deferred rent in the accompanying balance sheets.

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

Revenues from direct sales of our flavor ingredients are recorded when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. We generally do not offer discounts, rebates or a general right of return on sales of flavor ingredients.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $22.4 million, $24.9 million and $27.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $1.7 million, $1.7 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Benefit Plans

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code covering employees who meet certain eligibility requirements. Eligible employees may defer their pre-tax compensation up to the maximum allowed by the Internal Revenue Service, or IRS. Under the plan, we may match a portion of employee contributions up to a defined maximum. Such matching contributions become vested and non-forfeitable according to a defined vesting schedule. We made matching contributions of $183,000, $199,000 and $187,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

Compensation cost for stock-based awards is based on the estimated grant-date fair value. We use the Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2015	2014	2013
Stock Options
Expected volatility	65.6%	71.8%	70.2%
Risk-free interest rate	1.73%	1.82%	1.54%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.1	6.2	6.1

Employee Stock Purchase Plan
Expected volatility	68.4%	68.9%	62.8%
Risk-free interest rate	0.47%	0.23%	0.10%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	1.2	1.3	1.2

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

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 were $2.79, $5.53 and $1.36 per share, respectively. The weighted-average estimated fair value of employee stock purchase plan rights granted during the years ended December 31, 2015, 2014 and 2013 were $2.88, $4.21 and $1.32 per share, respectively.

Stock-based compensation expenses recognized in the Statements of Operations are based on awards ultimately expected to vest; accordingly, these expenses are reduced for estimated forfeitures. The Compensation-Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.8%, 4.0% and 6.1% for the years ended December 31, 2015, 2014 and 2013, respectively, based on historical experience.

Stock-based compensation expenses for options and awards are recognized on a straight-line basis. Stock-based compensation expenses are allocated to research, development and patents or selling, general and administrative based upon the department to which the associated employee or non-employee reports.

Total stock-based compensation expenses recognized for the years ended December 31, 2015, 2014 and 2013 was comprised as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Research, development and patents	$2,233	$2,575	$1,688
Selling, general and administrative	3,037	3,606	2,341
Total stock-based compensation expenses	$5,270	$6,181	$4,029

The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $5.8 million, $3.7 million and $3.9 million, respectively. At December 31, 2015, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $7.1 million, expected to be recognized over a weighted average period of 1.6 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss (in thousands)	$(12,648)	$(12,150)	$(11,898)

Denominator:
Weighted average common shares	43,968,167	42,611,904	40,662,640

Basic and diluted net loss per share	$(0.29)	$(0.29)	$(0.29)

	Years Ended December 31,
	2015	2014	2013
Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,942,398	11,256,053	11,578,438

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) as of December 31, 2015, 2014 and 2013 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States. Due to the confidential nature of our collaborations, it is impracticable to report geographic information related to revenues.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. We have not elected to early adopt and are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

2. Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale securities at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$7,717	$—	$(8)	$7,709
Corporate bonds	10,447	—	(20)	10,427
	$18,164	$—	$(28)	$18,136

The following is a summary of investments available-for-sale securities at December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States Treasuries	$1,500	$—	$—	$1,500
United States government agency bonds	16,341	—	(6)	16,335
Corporate bonds	6,946	—	(4)	6,942
	$24,787	$—	$(10)	$24,777

Investments we consider to be temporarily impaired at December 31, 2015 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	5	$5,558	$(8)
Corporate bonds	13	9,177	(20)
Total temporarily impaired securities	18	$14,735	$(28)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 30, 2015 and 2014. As of December 31, 2015, we held $18.1 million of available-for-sale securities with maturity dates within one year.

Property and Equipment

Property and equipment consists of the following (in thousands):

	As of December 31,
	2015	2014
Scientific equipment	$12,547	$12,546
Computer equipment	3,224	3,423
Furniture and fixtures	1,077	1,099
Leasehold improvements	13,228	13,211
	30,076	30,279
Less accumulated depreciation and amortization	(26,742)	(26,444)
	$3,334	$3,835

Depreciation expense was $1.1 million, $2.2 million and $2.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable and accrued expenses consist of the following (in thousands):

	As of December 31,
	2015	2014
Accounts payable	$352	$1,064
Accrued employee benefits	4,105	3,192
Other accrued expenses	846	1,647
	$5,303	$5,903

3. Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques we use to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during 2015 or 2014.

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

The fair value as of December 31, 2015 and 2014 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$3,043	$3,043	$—	$—
U.S. government agency bonds	9,208	—	9,208	—
Corporate bonds	10,427	—	10,427	—
Total financial instruments owned	$22,678	$3,043	$19,635	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$3,088	$3,088	$—	$—
U.S. Treasuries	1,500	1,500	—	—
U.S. government agency bonds	16,335	—	16,335	—
Corporate bonds	6,942	—	6,942	—
Total financial instruments owned	$27,865	$4,588	$23,277	$—

4. Product Discovery, Development and Commercialization Collaborations

Our current collaboration agreements generally provide for research and development funding, milestone payments, cost reimbursement and royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients.

For our agreements that include development milestones and commercial milestones, development milestones generally range from $500,000 to $1.0 million each. Development milestones are generally due upon selection and regulatory events. Development milestones are considered to be due to our performance and are accounted for as substantive milestones in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Development milestones are recorded as development revenues. An example of a selection event would be a collaborator selecting a compound for development. Our efforts that support the compound selection process include the identification of relevant taste receptors and the development of proprietary taste receptor-based assays based in the identified receptor, the screening and identification of compounds that bind to the identified receptor and optimization of compounds for selection. An example of a regulatory event would be a selected compound obtaining either U.S. or foreign regulatory approval. There are circumstances under which we and our collaborators in the future may mutually agree to pursue additional program goals, in which case we could then be eligible to earn additional development milestones. Any such additional milestones remain uncertain at this time. We do not consider any individual development milestone to be material due to the relatively small size of any individual development milestone payment in relation to our annual revenues, and due to the uncertainty associated with the scientific progress required for us to earn such milestones.

Commercial milestones generally range from $500,000 to $1.5 million each and are due upon commercial events. We do not consider commercial events to be due to our performance, and as such, are not accounted for as substantive milestones in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Examples of commercial events would be the first commercial sale of a product containing a developed compound or upon sales of a product containing a developed compound reaching a certain level. There are circumstances under which we and our collaborators in the future may mutually agree to pursue additional program goals, in which case we could then be eligible to earn additional commercial milestones. Any such additional milestones remain uncertain at this time. We consider milestones for commercial events to be commercial revenues.

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

In connection with this collaborative agreement, we recognized development revenues of $6.2 million, $6.5 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Development revenues for the years ended 2015, 2014 and 2013 included zero, $500,000 and $667,000 related to the earning of zero, one and one development milestones, respectively. We also recognized commercial revenues of $2.0 million, $1.7 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had deferred revenues of $375,000 and $1.7 million, respectively.

Under this agreement, through December 31, 2015, we have received $50.4 million in license fees, research and development funding and cost reimbursements and $3.4 million in development milestone payments. Including the remaining license fees and research and development funding, we are entitled to an additional $3.3 million for a total of $57.1 million. There is no guarantee that we will receive any further milestone payments under this collaboration.

PepsiCo. In August 2010 we entered into a collaboration agreement with PepsiCo. The agreement relates to a research program to discover and develop (1) novel natural and artificial flavor ingredients intended to modify the sweet taste of sucrose and fructose, including high fructose corn syrup, and (2) natural high intensity sweeteners, in each case for use in non-alcoholic beverage product categories on a worldwide basis. Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010. The upfront payment is being recognized over the entire research period of the agreement. We received $32.0 million in research and development payments over the initial four-year research period. We are also entitled to milestone payments and reimbursement of certain out-of-pocket expenses. Upon commercialization, we are entitled to minimum annual royalties during specified periods of time and/or royalty payments on products that incorporate selected flavor ingredients and/or natural high intensity sweeteners.

In May 2014, PepsiCo exercised its option to extend the research period for an additional two years through August 2016, which entitled us to $17.6 million in committed research funding to be paid in quarterly installments over the additional two-year period.

In connection with this agreement, we recognized development revenues of $10.0 million, $13.0 million and $16.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in development revenues was zero, $750,000 and zero related to the earnings of zero, one and zero development milestones for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, we had deferred revenues of $3.1 million and $4.0 million, respectively.

Under this agreement, through December 31, 2015, we have received $78.8 million in upfront fees, research and development funding and cost reimbursements and $3.0 million in development milestone payments. Including the remaining research and development funding, we are entitled to an additional $3.3 million for a total of $85.1 million. There is no guarantee that we will receive any further milestone payments under this collaboration.

This footnote only discloses amounts recognized for individually material collaboration agreements during the years ended December 31, 2015, 2014 and 2013, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

In February 2015, we amended the lease agreement for our laboratory and office facility in San Diego, California. The amended lease expires on February 28, 2024, a seven-year extension of the previous lease period. The amended lease provides for certain rent-free periods beginning in 2015 and an annual 1% rent increase during the extended lease period. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2.2 million, $1.7 million and $1.7 million, respectively. We have also entered into various operating lease agreements for office equipment.

For all of our operating leases in effect at December 31, 2015, the estimated annual future minimum rental payments for the years ending December 31 are as follows (in thousands):

Operating Leases
2016	$3,139
2017	1,879
2018	2,870
2019	2,898
2020	2,927
Thereafter	9,500
Total minimum lease payments	$23,213

In connection with certain license agreements, our annual future minimum obligation payments are $204,000, $161,000 and $163,000 for the years ending December 31, 2016, 2017 and 2018, respectively.

6. Stockholders’ Equity

Convertible Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. Our Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2015 or 2014.

Equity Incentive Plan

We adopted the 2004 Equity Incentive Plan in connection with our initial public offering and adopted the 2013 Equity Incentive Plan effective for grants beginning January 1, 2014 (collectively, the “Plan”). The Plan provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to our employees, directors and consultants. The Plan, as amended, authorizes us to issue up to 18,935,450 shares of common stock. At December 31, 2015, 2,238,918 shares remain available for grant under the Plan. We issue new shares of common stock upon the exercise of stock options.

The Plan allows us to grant restricted stock purchase rights at no less than 85% of the fair value of our common stock as determined by our Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by our Board of Directors, typically over a four-year period. Since the Plan’s inception, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2015. We have repurchased a total of 131,152 shares since the Plan’s inception and no shares are subject to repurchase at December 31, 2015. No restricted stock purchase rights were granted during the three years ended December 31, 2015.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of our common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of our common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of our common stock on the date of grant. We have an option to repurchase all unvested shares at the original purchase price for any reason upon the voluntary or involuntary termination of employment with us or consulting services provided to us. At December 31, 2015, no shares of common stock were unvested and subject to repurchase.

The following is a summary of stock option activity under the Plan through December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2014	11,256,053	$6.40

Granted	1,265,210	$4.62
Exercised	(698,851)	$3.07
Cancelled	(880,014)	$8.90

Outstanding at December 31, 2015	10,942,398	$6.20	5.2	$4,461

Vested or expected to vest at December 31, 2015	10,842,660	$6.21	5.2	$4,442

Exercisable at December 31, 2015	8,514,796	$6.46	4.3	$3,682

The aggregate intrinsic value represents the difference between the closing market price of our common stock at December 31, 2015 of $3.77 and the exercise price of in-the-money options. The total intrinsic value of options exercised was $1.8 million, $8.1 million and $844,000 during the years ended December 31, 2015, 2014 and 2013, respectively. We received $2.1 million, $8.6 million and $1.4 million in proceeds from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

During 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of our common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize us to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 5,633,096 shares to be granted. At December 31, 2015, 3,539,814 shares of common stock have been issued under the Purchase Plan at an average price of $2.65 per share.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2015
Common stock options granted and outstanding	10,942,398
Common stock options reserved for future grant	2,238,918
Common stock reserved under Purchase Plan	2,093,282
Total common stock shares reserved for future issuance	15,274,598

7. Income Taxes

Significant components of our net deferred tax assets at December 31, 2015 and 2014 are shown below (in thousands). A valuation allowance of $88.0 million and $92.0 million has been established to offset the net deferred tax assets as of December 31, 2015 and 2014, respectively, due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$38,200	$39,900
Capitalized research and development	25,900	27,200
Research and development credits	11,200	10,700
Stock compensation	8,500	9,600
Deferred revenues	1,300	2,300
Other, net	2,900	2,300
Total deferred tax assets	88,000	92,000

Total deferred tax liabilities	—	—

Net deferred tax assets	88,000	92,000
Valuation allowance for deferred tax assets	(88,000)	(92,000)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2015, 2014 and 2013, due to the following (in thousands):

	2015	2014	2013
Federal income taxes at 35%	$(4,426)	$(4,252)	$(4,164)
State income tax, net of Federal benefit	1	(622)	(581)
Tax effect on non-deductible expenses and credits	968	138	612
Expiring state net operating losses	143	218	—
Research credits	(635)	(1,223)	(823)
Uncertain tax positions	2,038	306	206
Rate change	6,066	491	—
Other	(10)	75	(350)
Change in valuation allowance	(4,145)	4,869	5,100
	$—	$—	$—

We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2015 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $3.7 million.

At December 31, 2015, we had Federal and California tax net operating loss carryforwards of approximately $110.2 million and $91.6 million, respectively. The Federal and California tax loss carryforwards will begin to expire in 2019 and 2016, respectively, unless previously utilized.

At December 31, 2015, we also had Federal and California research and development tax credit carryforwards of approximately $9.7 million and $8.1 million, respectively. The Federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

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

We updated our Section 382 and 383 analyses through December 31, 2015 and determined that there has not been a subsequent ownership change since February 2007. The completion of our Section 382 and 383 analyses through December 31, 2015 does not prevent further limitations to our net operating loss and research and development credit carryforwards. Additional limitations may arise if we experience an ownership change in subsequent periods.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” an update to the Income Taxes Topic of the FASB ASC (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.

For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The FASB further provides that this Update may be applied to all deferred tax liabilities and assets prospectively. We chose to adopt the update prospectively beginning in the year ended December 31, 2015.

A rollforward of changes in our unrecognized tax benefits is shown below (in thousands).

	2015	2014	2013
Balance at beginning of year	$4,360	$3,989	$3,629
Additions based on tax positions related to the current year	195	371	242
Additions based on tax positions of prior years	2,994	—	118
Reductions based on tax positions of prior years	(102)
Balance at end of year	$7,447	$4,360	$3,989

In the next twelve months, we do not expect a significant change in our unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the United States and state jurisdictions. Our tax years for 2012 and forward are subject to examination by the IRS and tax years 2011 and forward are subject to examination by California tax authorities. Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years. We are currently not under examination by any taxing authorities.

We recognize interest and penalties related to income tax matters in income tax expense. For the three years ended December 31, 2015, we did not recognize any interest or penalties.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$5,006	$6,213	$7,393	$6,270
Total operating expenses	9,583	8,950	9,807	9,232
Net loss	(4,569)	(2,728)	(2,405)	(2,946)
Basic and diluted net loss per common share	$(0.11)	$(0.06)	$(0.05)	$(0.07)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$8,204	$7,343	$5,858	$6,257
Total operating expenses	10,220	9,992	10,275	9,362
Net loss	(2,008)	(2,641)	(4,406)	(3,095)
Basic and diluted net loss per common share	$(0.05)	$(0.06)	$(0.10)	$(0.07)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Senomyx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Senomyx, Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Senomyx, Inc. and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 3, 2016

Item 9B.   Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders to be held on May 20, 2016, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(3)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(4)	10.5+	2013 Equity Incentive Plan.
(5)	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
(5)	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2016 Executive Bonus Plan.
(8)	10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.
(9)	10.12+	Description of director compensation provided to Jay Short.
(10)	10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(10)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(10)	10.15+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(12)	10.17+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.

(13)	10.18+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D.
(14)	10.19+	Scientific advisory consulting agreement dated October 1, 2015 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D.
(15)	10.20+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
	10.21+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.
	10.22+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.
(12)	10.23+	Form of Amended and Restated Change in Control Agreement.
(16)	10.24*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(8)	10.25	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(17)	10.26	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(11)	10.27*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(18)	10.28*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(17)	10.29*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(19)	10.30*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.31*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.
(6)	10.32*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2016 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
(9)	Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.

(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.

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

Dated: March 3, 2016

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

Signature	Title	Date

/S/ JOHN POYHONEN	President, Chief Executive Officer and Director	March 3, 2016
John Poyhonen	(Principal Executive Officer)

/S/ ANTONY ROGERS	Senior Vice President and Chief Financial Officer	March 3, 2016
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ ROGER D. BILLINGSLEY	Director	March 3, 2016
Roger D. Billingsley, Ph.D.

/S/ STEPHEN A. BLOCK	Director	March 3, 2016
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 3, 2016
Mary Ann Gray, Ph.D.

/S/ MICHAEL E. HERMAN	Director	March 3, 2016
Michael E. Herman

/S/ JAY M. SHORT	Director	March 3, 2016
Jay M. Short, Ph.D.

/S/ KENT SNYDER	Chairman of the Board of Directors	March 3, 2016
Kent Snyder

/S/ DANIEL E. STEBBINS	Director	March 3, 2016
Daniel E. Stebbins

/S/ CHRISTOPHER TWOMEY	Director	March 3, 2016
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(3)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(4)	10.5+	2013 Equity Incentive Plan.
(5)	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
(5)	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2016 Executive Bonus Plan.
(8)	10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.
(9)	10.12+	Description of director compensation provided to Jay Short.
(10)	10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(10)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(10)	10.15+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(12)	10.17+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(13)	10.18+	Employment letter agreement dated April 13, 2007 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D.
(14)	10.19+	Scientific advisory consulting agreement dated October 1, 2015 between Senomyx, Inc. and Donald S. Karanewsky, Ph.D.
(15)	10.20+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
	10.21+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.
	10.22+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.
(12)	10.23+	Form of Amended and Restated Change in Control Agreement.
(16)	10.24*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(8)	10.25	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(17)	10.26	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(11)	10.27*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(18)	10.28*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(17)	10.29*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(19)	10.30*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.

(20)	10.31*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.
(6)	10.32*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2016 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
(9)	Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
(14)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(17)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.