Form 10-Q
period 2016-03-31
SENOMYX INC
filed 2016-04-28
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Total shares of common stock outstanding as of the close of business on April 22, 2016: 44,760,920

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,331	$4,818
Short-term investments available-for-sale	16,719	18,136
Accounts receivable	5,274	3,193
Inventories	2,311	2,434
Other current assets	613	660
Total current assets	27,248	29,241

Property and equipment, net	3,210	3,334
Total assets	$30,458	$32,575

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,194	$5,303
Deferred rent	579	559
Leasehold incentive obligation	219	219
Deferred revenues	3,299	3,511
Total current liabilities	8,291	9,592

Deferred rent	1,742	1,886
Leasehold incentive obligation	1,518	1,573

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2016 (unaudited) and December 31, 2015; 44,756,620 and 44,503,820 shares issued and outstanding at March 31, 2016 (unaudited) and December 31, 2015, respectively.	45	45
Additional paid-in capital	288,769	286,991
Accumulated other comprehensive loss	(3)	(27)
Accumulated deficit	(269,904)	(267,485)
Total stockholders’ equity	18,907	19,524
Total liabilities and stockholders’ equity	$30,458	$32,575

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues:
Development revenues	$4,178	$4,349
Commercial revenues	2,072	657

Total revenues	6,250	5,006

Operating expenses:
Cost of commercial revenues	220	84
Research, development and patents	5,432	6,403
Selling, general and administrative	3,036	3,096

Total operating expenses	8,688	9,583

Loss from operations	(2,438)	(4,577)

Other income	19	8

Net loss	(2,419)	(4,569)

Other comprehensive income:
Unrealized gain on investments	24	10

Comprehensive loss	$(2,395)	$(4,559)

Net loss per share, basic and diluted	$(0.05)	$(0.11)

Shares used in calculating net loss per share, basic and diluted	44,597,367	43,499,650

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(2,419)	$(4,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	445
Accretion of premium on available-for-sale securities	41	42
Amortization of leasehold incentive obligation	(55)	(183)
Stock-based compensation for employees and non-employee directors	1,143	1,377
Stock-based compensation for non-employees	7	1
Change in operating assets and liabilities:
Accounts receivable	(2,081)	956
Inventories	123	(1,019)
Other current assets	47	251
Accounts payable, accrued expenses and other current liabilities	(1,138)	(1,484)
Deferred revenues	(212)	(209)
Deferred rent	(124)	158
Net cash used in operating activities	(4,473)	(4,234)

Investing activities
Purchases of property and equipment	(42)	(371)
Maturities of available-for-sale securities	1,400	5,029
Net cash provided by investing activities	1,358	4,658

Financing activities
Proceeds from issuance of common stock, net of issuance costs	628	997
Net cash provided by financing activities	628	997

Net change in cash and cash equivalents	(2,487)	1,421
Cash and cash equivalents at beginning of period	4,818	3,961
Cash and cash equivalents at end of period	$2,331	$5,382

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$—	$102
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$29	$81

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

Basis of Presentation

The financial statements at March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be reported for the year ending December 31, 2016. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

Investments Available-for-Sale

Our surplus cash is generally invested in United States Treasuries, United States government agency bonds and corporate notes with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Our investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At March 31, 2016 and December 31, 2015, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends, margins, product life cycles and qualitative factors given the limited sales history of our products, and to make judgments and estimates regarding excess or obsolete inventory. At March 31, 2016 and December 31, 2015, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). This accounting guidance is effective for us beginning in the first quarter of 2018. We do not expect this updated standard to have a material impact on our financial statements and related disclosures.

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

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2018, along with providing certain additional disclosures. We have not yet selected a transition method nor have we determined the effect of the new guidance on our ongoing financial reporting.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.0 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $415,000 and $465,000 for the three months ended March 31, 2016 and 2015, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research, development and patents	$502	$594
Selling, general and administrative	648	784
	$1,150	$1,378

At March 31, 2016, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $8.0 million, which is expected to be recognized over a weighted average period of 2.3 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss (in thousands)	$(2,419)	$(4,569)
Denominator:
Weighted average common shares	44,597,367	43,499,650

Basic and diluted net loss per share	$(0.05)	$(0.11)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,000,044	11,872,594

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter; early adoption is permitted. We have not elected to early adopt and are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

In February 2016, the FASB issued ASU 2106-02, Leases. Under the new guidance, lessees will be required to recognize assets and liabilities for most leases. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and for interim periods within those years; early adoption is permitted. We have not elected to early adopt and are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

2.	Balance Sheet Details

Investments Available-for-Sale

The following is a summary of investments available-for-sale at March 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$6,797	$2	$(1)	$6,798
Corporate bonds	9,925	—	(4)	9,921
	$16,722	$2	$(5)	$16,719

The following is a summary of investments available-for-sale at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$7,717	$—	$(8)	$7,709
Corporate bonds	10,447	—	(20)	10,427
	$18,164	$—	$(28)	$18,136

Investments we consider to be temporarily impaired at March 31, 2016 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	3	$3,195	$(1)
Corporate bonds	10	7,168	(4)
	13	$10,363	$(5)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2016 and 2015. As of March 31, 2016, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.

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

The fair value as of March 31, 2016 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$1,995	$1,995	$—	$—
United States government agency bonds	6,798	—	6,798	—
Corporate bonds	9,921	—	9,921
	$18,714	$1,995	$16,719	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, related notes and the “Risk Factors” included in this quarterly report on Form 10-Q and the audited financial statements, notes thereto as of and for the year ended December 31, 2015 and the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Results of Operations

Three Months Ended March 31, 2016 and 2015

Revenues

Total revenues were $6.3 million during the first quarter ended March 31, 2016, an increase from $5.0 million for the first quarter ended March 31, 2015. Development revenues were $4.2 million and $4.3 million for the three months ended March 31, 2016 and 2015, respectively.

Our commercial revenues were $2.1 million and $657,000 for the three months ended March 31, 2016 and 2015, respectively. The $1.4 million increase primarily resulted from higher royalties from our sweet flavor ingredients and a $500,000 commercial milestone achieved upon the first commercial sale of products which include our cooling flavor ingredient, as well as higher direct sales of our flavor ingredients.

Research and development payments, upfront fees, cost reimbursements, milestones and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 81% and 84% of total revenues for the three months ended March 31, 2016 and 2015, respectively.

Cost of Commercial Revenues

Our costs of commercial revenues were $220,000 and $84,000 for the three months ended March 31, 2016 and 2015, respectively. The increase resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold resulting from an increase in direct sales in the 2016 period. There were no costs of commercial revenues associated with the $500,000 commercial milestone achieved in the first quarter of 2016.

Research, Development and Patents Expenses

Our research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $5.4 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Salaries and personnel	$2,722	$3,311
Facilities and depreciation	957	1,172
Patents and licensing	514	561
Non-cash stock-based compensation	502	594
Research and development supplies	305	335
Outside services	198	207
Miscellaneous	234	223
	$5,432	$6,403

Salaries and Personnel. Our expenses for salaries and personnel were $2.7 million and $3.3 million for the three months ended March 31, 2016 and 2015, respectively. The $589,000 decrease was due to reduced staffing levels in the 2016 period.

Facilities and Depreciation. Our facilities and depreciation expenses were $957,000 and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. The $215,000 decrease in the 2016 period was due to lower depreciation expenses as certain scientific equipment became fully depreciated.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.0 million for the three months ended March 31, 2016, a decrease of $60,000 from the $3.1 million total for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of March 31, 2016, we had received $251.2 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $209.5 million in proceeds from the sales of common and preferred stock, $26.9 million in royalties and commercial payments and $12.6 million in interest income.

At March 31, 2016, we had $19.1 million in cash, cash equivalents and investments available-for-sale as compared to $23.0 million at December 31, 2015, a decrease of $3.9 million. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $4.5 million and $4.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in cash used in operating activities primarily resulted from the timing of payments received from collaborators.

Investing Activities

Investing activities provided cash of $1.4 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by investing activities primarily resulted from the timing of maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $628,000 and $997,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock through the employee stock purchase plan.

As of March 31, 2016, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$22,444	$3,158	$4,744	$5,841	$8,701
License payments	459	141	318	—	—
Total	$22,903	$3,299	$5,062	$5,841	$8,701

As of March 31, 2016, we had no long-term debt obligations.

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

From March 31, 2016 through the remaining life of our current collaboration agreements, we are entitled to receive from our collaborators a total of $4.5 million for non-refundable research and development funding, license fees and a commercial milestone already achieved. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, uncollectible receivables, excess and obsolete inventories, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience and various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities and the recognition of revenues and expenses. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our current collaboration agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in August 2016 and July 2016, respectively. If either collaboration agreement were to terminate earlier than currently anticipated, or if either company were to discontinue or reduce its commercialization efforts related to our currently marketed flavor ingredients, we might experience a decline in our revenues and we might not be able to achieve our financial projections.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 28, 2016	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)