Form 10-Q
period 2016-06-30
SENOMYX INC
filed 2016-07-28
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Total shares of common stock outstanding as of the close of business on July 22, 2016: 44,763,235

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,737	$4,818
Short-term investments available-for-sale	14,150	18,136
Accounts receivable	3,053	3,193
Inventories	2,173	2,434
Other current assets	453	660
Total current assets	25,566	29,241

Property and equipment, net	3,053	3,334
Total assets	$28,619	$32,575

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,835	$5,303
Deferred rent	574	559
Leasehold incentive obligation	219	219
Deferred revenues	1,987	3,511
Total current liabilities	7,615	9,592

Deferred rent	1,602	1,886
Leasehold incentive obligation	1,463	1,573

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2016 (unaudited) and December 31, 2015; 44,763,235 and 44,503,820 shares issued and outstanding at June 30, 2016 (unaudited) and December 31, 2015, respectively.	45	45
Additional paid-in capital	289,933	286,991
Accumulated other comprehensive income (loss)	1	(27)
Accumulated deficit	(272,040)	(267,485)
Total stockholders’ equity	17,939	19,524
Total liabilities and stockholders’ equity	$28,619	$32,575

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Development revenues	$4,262	$4,594	$8,440	$8,943
Commercial revenues	2,305	1,619	4,377	2,276

Total revenues	6,567	6,213	12,817	11,219

Operating expenses:
Cost of commercial revenues	296	167	516	251
Research, development and patents	5,487	5,746	10,919	12,149
Selling, general and administrative	2,938	3,037	5,974	6,133

Total operating expenses	8,721	8,950	17,409	18,533

Loss from operations	(2,154)	(2,737)	(4,592)	(7,314)

Other income	18	9	37	17

Net loss	(2,136)	(2,728)	(4,555)	(7,297)

Other comprehensive income:
Unrealized gain on investments	4	2	28	12

Comprehensive loss	$(2,132)	$(2,726)	$(4,527)	$(7,285)

Net loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.10)	$(0.17)

Shares used in calculating net loss per share, basic and diluted	44,760,592	43,819,025	44,678,979	43,660,220

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(4,555)	$(7,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	381	689
Accretion of premium on available-for-sale securities	81	83
Amortization of leasehold incentive obligation	(110)	(238)
Stock-based compensation for employees and non-employee directors	2,280	2,604
Stock-based compensation for non-employees	18	8
Change in operating assets and liabilities:
Accounts receivable	140	729
Inventories	261	(1,061)
Other current assets	214	379
Accounts payable, accrued expenses and other current liabilities	(515)	(352)
Deferred revenues	(1,524)	(1,156)
Deferred rent	(269)	868
Net cash used in operating activities	(3,598)	(4,744)

Investing activities
Purchases of property and equipment	(53)	(589)
Purchases of available-for-sale securities	(4,224)	(1,499)
Maturities of available-for-sale securities	8,150	6,279
Net cash provided by investing activities	3,873	4,191

Financing activities
Proceeds from issuance of common stock, net of issuance costs	644	1,482
Net cash provided by financing activities	644	1,482

Net change in cash and cash equivalents	919	929
Cash and cash equivalents at beginning of period	4,818	3,961
Cash and cash equivalents at end of period	$5,737	$4,890

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$—	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$47	$—

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

Basis of Presentation

The financial statements at June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be reported for the year ending December 31, 2016. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At June 30, 2016 and December 31, 2015, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends, margins, product life cycles and qualitative factors given the limited sales history of our products, and to make judgments and estimates regarding excess or obsolete inventory. At June 30, 2016 and December 31, 2015, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $5.0 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively, and $10.0 million and $11.3 million for the six months ended June 30, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $498,000 and $434,000 for the three months ended June 30, 2016 and 2015, respectively, and $913,000 and $899,000 for the six months ended June 30, 2016 and 2015.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research, development and patents	$495	$475	$997	$1,069
Selling, general and administrative	653	759	1,301	1,543
	$1,148	$1,234	$2,298	$2,612

At June 30, 2016, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $7.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(2,136)	$(2,728)	$(4,555)	$(7,297)
Denominator:
Weighted average common shares	44,760,592	43,819,025	44,678,979	43,660,220

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.17)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,892,174	11,798,606	10,892,174	11,798,606

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) as of June 30, 2016 and December 31, 2015 consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

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

2.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale at June 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$5,677	$3	$(1)	$5,679
Corporate bonds	8,472	—	(1)	8,471
	$14,149	$3	$(2)	$14,150

The following is a summary of short-term investments available-for-sale at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$7,717	$—	$(8)	$7,709
Corporate bonds	10,447	—	(20)	10,427
	$18,164	$—	$(28)	$18,136

Investments we consider to be temporarily impaired at June 30, 2016 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	2	$1,925	$(1)
Corporate bonds	6	4,655	(1)
	8	$6,580	$(2)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2016 or 2015.

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

The fair value as of June 30, 2016 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$4,092	$4,092	$—	$—
United States government agency bonds	5,679	—	5,679	—
Corporate bonds	8,471	—	8,471	—
	$18,242	$4,092	$14,150	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In July 2016, we entered into a Letter Agreement with PepsiCo to extend the research period of our collaboration for an additional 45 days through September 30, 2016. Except for this extension, all other terms and conditions of the collaboration agreement remain unchanged. PepsiCo and Senomyx have agreed to use best efforts to negotiate in good faith the definitive terms of a longer extension of our current collaboration agreement. During this interim period, we will continue to receive funding from PepsiCo at the same rate provided under the current agreement.

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

Results of Operations

Three Months Ended June 30, 2016 and 2015

Revenues

Total revenues were $6.6 million during the second quarter ended June 30, 2016, an increase from $6.2 million for the second quarter ended June 30, 2015.

Development revenues were $4.3 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively. The $332,000 decrease was primarily attributable to lower revenues for cost reimbursements related to our Sweet Taste Program.

Commercial revenues were $2.3 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. The $686,000 increase primarily resulted from higher royalties related to our Sweet Taste Program and higher direct sales of our flavor ingredients. These increases were partially offset by a $250,000 decrease in commercial milestone revenues.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 86% and 89% of total revenues for the three months ended June 30, 2016 and 2015, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $296,000 and $167,000 for the three months ended June 30, 2016 and 2015, respectively. The increase resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold resulting from an increase in direct sales in the 2016 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $5.5 million and $5.7 million for the three months ended June 30, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Salaries and personnel	$2,468	$2,690
Facilities and depreciation	1,033	1,146
Patents and licensing	582	521
Non-cash stock-based compensation	495	475
Research and development supplies	385	322
Outside services	303	400
Miscellaneous	221	192
	$5,487	$5,746

Salaries and Personnel. Expenses for salaries and personnel were $2.5 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively. The $222,000 decrease was due to reduced staffing levels in the 2016 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $2.9 million for the three months ended June 30, 2016, a decrease of $99,000 from the $3.0 million total for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Revenues

Total revenues were $12.8 million during the six months ended June 30, 2016, an increase from $11.2 million for the six months ended June 30, 2015.

Development revenues were $8.4 million and $8.9 million for the six months ended June 30, 2016 and 2015, respectively. The $503,000 decrease was due to lower research funding related to our Salt Taste Program and lower revenues for cost reimbursements related to our Sweet Taste Program.

Commercial revenues were $4.4 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. The $2.1 million increase primarily resulted from higher royalties related to our Sweet Taste Program, higher direct sales of our flavor ingredients and a $250,000 increase in commercial milestone revenues.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 83% and 87% of total revenues for the six months ended June 30, 2016 and 2015, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $516,000 and $251,000 for the six months ended June 30, 2016 and 2015, respectively. The increase resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold resulting from an increase in direct sales in the 2016 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $10.9 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Six months Ended June 30,
	2016	2015
Salaries and personnel	$5,190	$6,001
Facilities and depreciation	1,989	2,317
Patents and licensing	1,096	1,082
Non-cash stock-based compensation	997	1,069
Research and development supplies	690	658
Outside services	501	606
Miscellaneous	456	416
	$10,919	$12,149

Salaries and Personnel. Expenses for salaries and personnel were $5.2 million and $6.0 million for the six months ended June 30, 2016 and 2015, respectively. The $811,000 decrease was due to reduced staffing levels.

Facilities and Depreciation. Facilities and depreciation expenses were $2.0 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. The $328,000 decrease in the 2016 period was due to lower depreciation expenses as certain scientific equipment became fully depreciated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $6.0 million for the six months ended June 30, 2016, a decrease of $159,000 from the $6.1 million total for the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of June 30, 2016, we had received $253.9 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $209.5 million in proceeds from the sales of common and preferred stock, $31.6 million in royalties and commercial payments and $12.6 million in interest income.

At June 30, 2016, we had $19.9 million in cash, cash equivalents and investments available-for-sale as compared to $23.0 million at December 31, 2015, a decrease of $3.1 million. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $3.6 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash used in operating activities primarily resulted from a lower net loss and a reduction in purchases of inventories, partially offset by an increase in rent payments.

Investing Activities

Investing activities provided cash of $3.9 million and $4.2 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash provided by investing activities primarily resulted from the timing of maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $644,000 and $1.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options.

As of June 30, 2016, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$21,655	$3,154	$4,748	$5,857	$7,896
License payments	397	157	240	—	—
Total	$22,052	$3,311	$4,988	$5,857	$7,896

As of June 30, 2016, we had no long-term debt obligations.

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

From June 30, 2016 through the remaining life of our current collaboration agreements, we are entitled to receive from our collaborators a total of $2.5 million for non-refundable research and development funding and license fees. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of June 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

The research and development funding periods of our current collaboration agreements with PepsiCo and Firmenich related to our Sweet Taste Program are scheduled to expire in the third quarter of 2016. If either collaboration agreement were to terminate earlier than currently anticipated, or if either company were to discontinue or reduce its commercialization efforts related to our currently marketed flavor ingredients, we might experience a decline in our revenues and we might not be able to achieve our financial projections.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: July 28, 2016	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)