Form 10-Q
period 2016-09-30
SENOMYX INC
filed 2016-10-27
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Total shares of common stock outstanding as of the close of business on October 21, 2016: 45,004,285

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,671	$4,818
Short-term investments available-for-sale	12,055	18,136
Accounts receivable	4,721	3,193
Inventories	2,013	2,434
Other current assets	787	660
Total current assets	23,247	29,241

Property and equipment, net	2,876	3,334
Total assets	$26,123	$32,575

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,125	$5,303
Deferred rent	72	559
Leasehold incentive obligation	219	219
Deferred revenues	190	3,511
Total current liabilities	5,606	9,592

Deferred rent	1,959	1,886
Leasehold incentive obligation	1,408	1,573

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2016 (unaudited) and December 31, 2015	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2016 (unaudited) and December 31, 2015; 44,996,160 and 44,503,820 shares issued and outstanding at September 30, 2016 (unaudited) and December 31, 2015, respectively.	45	45
Additional paid-in capital	291,608	286,991
Accumulated other comprehensive income (loss)	(2)	(27)
Accumulated deficit	(274,501)	(267,485)
Total stockholders’ equity	17,150	19,524
Total liabilities and stockholders’ equity	$26,123	$32,575

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Development revenues	$3,472	$4,432	$11,912	$13,375
Commercial revenues	2,548	2,961	6,925	5,237

Total revenues	6,020	7,393	18,837	18,612

Operating expenses:
Cost of commercial revenues	316	179	832	430
Research, development and patents	5,240	6,162	16,159	18,311
Selling, general and administrative	2,945	3,466	8,919	9,599

Total operating expenses	8,501	9,807	25,910	28,340

Loss from operations	(2,481)	(2,414)	(7,073)	(9,728)

Other income	20	9	57	26

Net loss	(2,461)	(2,405)	(7,016)	(9,702)

Other comprehensive income:
Unrealized gain (loss) on investments	(3)	2	25	14

Comprehensive loss	$(2,464)	$(2,403)	$(6,991)	$(9,688)

Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.22)

Shares used in calculating net loss per share, basic and diluted	44,819,053	44,069,792	44,726,011	43,798,244

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(7,016)	$(9,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	564	893
Accretion of premium on available-for-sale securities	124	110
Amortization of leasehold incentive obligation	(165)	(293)
Stock-based compensation for employees and non-employee directors	3,353	3,903
Stock-based compensation for non-employees	37	28
Change in operating assets and liabilities:
Accounts receivable	(1,528)	(375)
Inventories	421	(971)
Other current assets	(110)	81
Accounts payable, accrued expenses and other current liabilities	(178)	257
Deferred revenues	(3,321)	(1,356)
Deferred rent	(414)	1,460
Net cash used in operating activities	(8,233)	(5,965)

Investing activities
Purchases of property and equipment	(106)	(637)
Purchases of available-for-sale securities	(7,935)	(7,201)
Maturities of available-for-sale securities	13,900	12,879
Net cash provided by investing activities	5,859	5,041

Financing activities
Proceeds from issuance of common stock, net of issuance costs	1,227	3,038
Net cash provided by financing activities	1,227	3,038

Net change in cash and cash equivalents	(1,147)	2,114
Cash and cash equivalents at beginning of period	4,818	3,961
Cash and cash equivalents at end of period	$3,671	$6,075

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at period end	$—	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$21

See accompanying notes to condensed financial statements.

SENOMYX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (“we”, “us” or “our”) was incorporated in Delaware in September 1998 and commenced operations in January 1999. We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. Our current programs focus on the development and/or commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

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

Basis of Presentation

The financial statements at September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be reported for the year ending December 31, 2016. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2015, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”).

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At September 30, 2016 and December 31, 2015, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. These assumptions require us to analyze forecasted demand, pricing trends, margins, product life cycles and qualitative factors given the limited sales history of our products, and to make judgments and estimates regarding excess or obsolete inventory. At September 30, 2016 and December 31, 2015, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $4.8 million and $5.7 million for the three months ended September 30, 2016 and 2015, respectively, and $14.8 million and $16.9 million for the nine months ended September 30, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $417,000 and $474,000 for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research, development and patents	$484	$568	$1,481	$1,637
Selling, general and administrative	608	751	1,909	2,294
	$1,092	$1,319	$3,390	$3,931

At September 30, 2016, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $6.0 million, which is expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(2,461)	$(2,405)	$(7,016)	$(9,702)
Denominator:
Weighted average common shares	44,819,053	44,069,792	44,726,011	43,798,244

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.16)	$(0.22)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,698,768	11,138,658	10,698,768	11,138,658

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) as of September 30, 2016 and December 31, 2015 consisted of unrealized gains and losses on investments available-for-sale and is reported in stockholders’ equity.

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

2.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale at September 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$5,491	$1	$—	$5,492
Corporate bonds	6,566	—	(3)	6,563
	$12,057	$1	$(3)	$12,055

The following is a summary of short-term investments available-for-sale at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$7,717	$—	$(8)	$7,709
Corporate bonds	10,447	—	(20)	10,427
	$18,164	$—	$(28)	$18,136

Investments we consider to be temporarily impaired at September 30, 2016 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
Corporate bonds	7	$4,765	$(3)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 or 2015.

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

The fair value as of September 30, 2016 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$2,693	$2,693	$—	$—
United States government agency bonds	5,492	—	5,492	—
Corporate bonds	6,563	—	6,563	—
	$14,748	$2,693	$12,055	$—

4.	Product Discovery, Development and Commercialization Collaborations

In September 2016, we entered into an agreement with PepsiCo, Inc. that extends PepsiCo’s research funding for Senomyx’s natural sweet taste program for an additional three years, through September 2019. Under the agreement, we will receive up to $18.0 million in research and development payments, payable in equal quarterly installments over the three-year research period beginning October 2016. In addition, PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program. PepsiCo has the option to extend the natural sweet taste research program for two additional years, which would result in additional research funding commitments and payments during the extension of the research program. PepsiCo will have non-exclusive rights for commercial development of natural sweeteners and natural sweet enhancers discovered, developed and selected under the collaboration for use in all non-alcoholic beverage categories on a worldwide basis. We will be eligible for milestone payments based on the achievement of predetermined goals as well as royalty payments upon the sale of products containing natural sweeteners or natural sweet enhancers selected under the collaboration. The agreement did not impact our results of operations for the three and nine months ended September 30, 2016.

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

Overview and Recent Developments

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to modify or enhance the flavor profile of a variety of food and beverages. We also have an ongoing effort to discover and develop natural high intensity sweeteners, or HIS. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (i.e., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

Historically, we have derived our revenues from collaborative agreements by licensing our flavor ingredients to our collaborators on an exclusive or co-exclusive basis and receiving royalties and commercial milestones upon commercialization. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc., or PepsiCo. Depending upon the collaboration, our collaboration agreements have generally provided for license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. As our technology has evolved from concept to commercial products, we have shifted our licensing approach to collaborations for our flavor ingredients and natural HIS. Rather than licensing flavor ingredients and natural HIS to a collaborator on an exclusive or co-exclusive basis, we have begun licensing our ingredients on a non-exclusive basis to expand the addressable market for commercialization. We believe this approach will allow greater commercialization and usage of our ingredients by multiple food, beverage and ingredient supply companies.

In addition to revenues from collaborative agreements, we have a complementary commercialization strategy whereby we sell certain of our flavor ingredients directly to flavor companies for re-sale to their food and beverage company customers. The flavor companies add value by incorporating our ingredients into proprietary flavor systems, which include a combination or variety of flavor ingredients, for their customers. To support this direct sales program, we have established relationships with third party manufacturers. Our commercial revenues under the direct sales program are generated from sales of our flavor ingredients to flavor companies and other customers.

On September 30, 2016, we announced that we entered into an Amended and Restated Collaborative Research, Development, Commercialization and License Agreement with PepsiCo effective as of September 30, 2016. The agreement extends PepsiCo’s research funding for Senomyx’s natural sweet taste program for an additional three years, through September 2019. The research program has been broadened to include the screening and evaluation of plant extracts and plant fractionations owned by PepsiCo in addition to Senomyx’s own natural botanical library.

Research and Development Funding: Under the agreement, we will receive $18.0 million in research and development payments, payable in equal quarterly installments over the three year research period. Under certain specified limited circumstances, this level of funding may be reduced, but under no circumstances would this funding be reduced below $15.0 million during the three-year research period. In addition, PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program.

Extension Option and Termination Rights: PepsiCo has the option to extend the natural sweet taste research program for two additional years, which would result in additional research funding commitments and payments during the extension of the research program.  Quarterly research and development funding will increase by 10% during the period of extension. Both parties have the right to terminate the agreement in the event of the other party’s uncured material breach and PepsiCo also has the unilateral right to terminate the agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

Rights: PepsiCo will have non-exclusive rights for commercial development of natural sweeteners and natural sweet enhancers discovered, developed and selected under the collaboration for use in all non-alcoholic beverage categories on a worldwide basis. Senomyx will have the right to collaborate with any third party concerning the research, development and commercialization of its natural sweet taste program, except with respect to a key competitor of PepsiCo. Senomyx may also not license any selected natural sweet enhancer or natural sweeteners to such key competitor for a period of two years following the receipt of U.S. regulatory approval. Senomyx has immediate rights to collaborate with any third party concerning the research, development and commercialization of its synthetic sweet taste program. PepsiCo will maintain their existing rights to any sweet enhancer selected prior to the Amended and Restated Collaborative Agreement effective date.

Milestones/Royalties: We will also be eligible for milestone payments based on the achievement of predetermined goals as well as royalty payments upon the sale of products containing natural sweeteners or natural sweet enhancers selected under the collaboration. If a selected natural sweetener or natural sweet enhancer is discovered solely through PepsiCo’s natural library, PepsiCo will be entitled to a reduction in the royalty payable to Senomyx and to receive a royalty on Senomyx’s commercial revenues generated by such selected ingredient.

On October 25, 2016, PepsiCo informed us that it will not be proceeding with a national launch of the reformulated version of Mug Root Beer® containing Sweetmyx® S617. However, PepsiCo will continue to sell the reformulated version of Manzanita Sol® containing Sweetmyx S617 throughout the United States.

We have incurred significant losses since our inception in 1998. Our results of operations have fluctuated from period to period and likely will continue to fluctuate substantially in the future based upon:

●

the ability and willingness of our product discovery, development and commercialization collaborators to commercialize products incorporating our flavor ingredients into food, beverage and ingredient products, on expected timelines, if at all;

●	our ability to grow our direct sales program;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	the termination, expiration or amendment of any of our product discovery, development and commercialization collaboration agreements;
●	our receipt of milestone payments in any particular period;
●

our ability to enter into new product discovery, development and commercialization collaborations and technology collaborations or to extend the terms of our existing collaboration agreements and our payment obligations, expected revenue and other terms of any of our agreements;

●	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements; and
●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Revenues

Total revenues were $6.0 million during the third quarter ended September 30, 2016, a decrease from $7.4 million for the third quarter ended September 30, 2015.

Development revenues were $3.5 million and $4.4 million for the three months ended September 30, 2016 and 2015, respectively. The $960,000 decrease was primarily attributable to the July 2016 completion of the research funding period of our Sweet Taste Program collaboration with Firmenich.

Commercial revenues were $2.5 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. The 2015 period included a $1.5 million commercial milestone achieved upon the first commercial sale of products which include our Sweetmyx S617 flavor ingredient. Excluding this one-time milestone, commercial revenues increased by $1.1 million in the 2016 period primarily due to higher royalties related to our Sweet Taste and Bitter Blocker programs and higher direct sales of our flavor ingredients.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 81% and 89% of total revenues for the three months ended September 30, 2016 and 2015, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $316,000 and $179,000 for the three months ended September 30, 2016 and 2015, respectively. The increase resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold resulting from increases in direct sales in the 2016 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $5.2 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2016	2015
Salaries and personnel	$2,438	$3,062
Facilities and depreciation	990	1,091
Patents and licensing	485	551
Non-cash stock-based compensation	484	568
Research and development supplies	301	366
Outside services	300	267
Miscellaneous	242	257
	$5,240	$6,162

Salaries and Personnel Expenses for salaries and personnel were $2.4 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was due to reduced staffing levels in the 2016 period and higher incentive-based compensation expense accruals in 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $2.9 million for the three months ended September 30, 2016, a decrease of $521,000 from the $3.5 million total for the three months ended September 30, 2015. The decrease resulted from higher incentive-based compensation expense accruals in 2015.

Nine Months Ended September 30, 2016 and 2015

Revenues

Total revenues were $18.8 million during the nine months ended September 30, 2016, an increase from $18.6 million for the nine months ended September 30, 2015.

Development revenues were $11.9 million and $13.4 million for the nine months ended September 30, 2016 and 2015, respectively. The $1.5 million decrease was primarily due to the July 2016 completion of the research funding period of our Sweet Taste Program collaboration with Firmenich and lower research funding related to our Salt Taste Program in 2016.

Commercial revenues were $6.9 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively. The $1.7 million increase primarily resulted from higher royalties related to our Sweet Taste, Bitter Blocker and Savory Taste programs and higher direct sales of our flavor ingredients. The increases in royalties and direct sales were partially offset by a $1.3 million decrease in commercial milestone revenues.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 82% and 88% of total revenues for the nine months ended September 30, 2016 and 2015, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $832,000 and $430,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold resulting from increases in direct sales in the 2016 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $16.2 million and $18.3 million for the nine months ended September 30, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Nine months Ended September 30,
	2016	2015
Salaries and personnel	$7,628	$9,064
Facilities and depreciation	2,980	3,409
Patents and licensing	1,581	1,633
Non-cash stock-based compensation	1,481	1,637
Research and development supplies	991	1,024
Outside services	801	873
Miscellaneous	697	671
	$16,159	$18,311

Salaries and Personnel Expenses for salaries and personnel were $7.6 million and $9.1 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease primarily resulted from reduced staffing levels in 2016.

Facilities and Depreciation Facilities and depreciation expenses were $3.0 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in the 2016 period was due to lower depreciation expenses as certain scientific equipment became fully depreciated.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $8.9 million for the nine months ended September 30, 2016, a decrease of $680,000 from the $9.6 million total for the nine months ended September 30, 2015. The decrease was primarily attributable to reduced non-cash stock-based compensation expenses which resulted from a lower fair value for stock options granted in 2016 based on the lower price of our common stock at the respective option grant dates.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and interest income. As of September 30, 2016, we had received $255.4 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $210.1 million in proceeds from the sales of common and preferred stock, $32.7 million in royalties and commercial payments and $12.6 million in interest income.

At September 30, 2016, we had $15.7 million in cash, cash equivalents and investments available-for-sale as compared to $23.0 million at December 31, 2015, a decrease of $7.3 million. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $8.2 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash used in operating activities primarily resulted from a decrease in research funding received and an increase in rent payments, partially offset by a decrease in net loss.

Investing Activities

Investing activities provided cash of $5.9 million and $5.0 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in cash provided by investing activities primarily resulted from the timing of maturities of available-for-sale securities and a $531,000 decrease in purchases of property and equipment in the 2016 period.

Financing Activities

Financing activities provided cash of $1.2 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided by financing activities reflects decreased proceeds from the issuance of common stock through the employee stock purchase plan and the exercise of stock options.

As of September 30, 2016, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$20,866	$2,642	$5,261	$5,872	$7,091
License payments	470	184	256	30	—
Total	$21,336	$2,826	$5,517	$5,902	$7,091

As of September 30, 2016, we had no long-term debt obligations.

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

From September 30, 2016 through the remaining life of our current collaboration agreements, we are currently entitled to receive from our collaborators a total of $19.1 million for non-refundable research and development funding. This does not include any additional payments we may receive related to the following events:

●	the achievement of milestones;
●	the earning of royalties from the sale of products containing our flavor ingredients;
●	the earning of any minimum periodic royalty payments;
●	direct sales of flavor ingredients;
●	the earning of any cost reimbursements; and
●	the signing of new collaborations or extensions of existing collaborations.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Even if we discover and develop flavor ingredients with appropriate attributes required for use in commercial products and we obtain the necessary regulatory authorizations through the Flavor and Extract Manufacturers Association (FEMA) Expert Panel’s review and determination of our flavor ingredients as Generally Recognized as Safe (GRAS) or other regulatory approvals, the commercial utility for a novel flavor ingredient that we develop may ultimately be more limited than we expect. Our success depends to a significant degree upon successful commercial launches of food, beverage and ingredient products incorporating our flavor ingredients. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our commercial revenues are dependent upon consumer sales of these products. In addition, we may be unable to maintain our existing collaborations or attract new product discovery and development collaborators or new customers for our direct sales program. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

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

A key element of our current strategy is to commercialize our flavor ingredients and natural HIS through collaboration agreements. To date, substantially all of our research and development funding has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn more significant royalties on future sales of consumer products incorporating our flavor ingredients or begin to generate meaningful revenues from our direct sales program.

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

We may be unsuccessful in our efforts to discover, develop and commercialize natural sweet taste ingredients.*

 We are currently expending significant resources attempting to discover, develop and commercialize novel no- or low-calorie natural high intensity sweeteners, or HIS, and natural sweet modifiers. While we have been successful in the past discovering, developing and commercializing artificial flavor ingredients, we have never commercialized a flavor ingredient derived from our library of natural compounds, and our success commercializing artificial flavor ingredients in the past does not ensure that we will have similar success discovering, developing and commercializing natural sweet taste modifiers and high intensity sweeteners.

The discovery of natural sweet taste flavor ingredients requires significant time and resources in order to screen our library of natural compounds to identify potent natural sweet taste modifiers and/or HIS. Following the discovery of any natural sweet taste flavor ingredient, we must also expend significant resources attempting to optimize the applicable natural compound before being able select potential product candidates. Conducting this research is a time-consuming, expensive and uncertain process that may take years to complete, and we may never generate a viable natural sweet taste modifier and/or HIS as a result.

Even if we are able to generate a viable natural high intensity sweetener, we do not believe that any natural high intensity sweetener would qualify for a FEMA GRAS determination for its use as a sweetener, and therefore would likely require a different approval process, including submission through the FDA GRAS notification process, which would be significantly more expensive and timely to complete. There can be no assurance that any natural high intensity sweetener that we generate will satisfy the specific regulatory processes, including any applicable foreign regulatory approval requirements, which may limit or prevent collaborators from selling products containing any natural high intensity sweetener that we may create.

Even if we successfully develop natural sweet taste modifier and/or high intensity sweeteners with appropriate attributes required for use in commercial products, and we obtain the necessary regulatory approvals, our ability to scale up the manufacturing of our natural ingredients to enable their market launch will be dependent upon third parties being able to ferment or biosynthesize/manufacture such ingredients as we do not have the ability or expertise to do in-house. The fermentation or biosynthesis of a natural compound is very challenging and can be done only by a limited number of companies. If we are unable to successfully identify and collaborate with a third party capable of fermenting or biosynthesizing any natural ingredient that we are able to develop, we will not be able to scale up the manufacturing of such product to enable its market launch and our ability to successfully commercialize such product would be prohibited. In addition, we will have limited or no control over these third parties, and because we could not ensure the actual fermentation or biosynthesis of our natural high intensity sweeteners or the ability of our suppliers to comply with applicable legal and regulatory requirements, our ability to successfully commercialize natural ingredients may be limited.

Furthermore, due to ongoing uncertainty and changes to applicable laws and standards, there is a possibility that any HIS or flavor ingredient derived from our library of natural compounds could ultimately be categorized as an artificial, not natural, ingredient even if it is found in nature. If this were to occur, it would likely have a negative impact on the consumer appeal of any sweet modifier or HIS we develop from our library of natural compounds, and could deter food, beverage and ingredient products from incorporating the HIS or flavor ingredients. If this were to occur, our ability to successfully commercialize these ingredients would be limited and it could have a material adverse effect on our business, financial condition and results of operations.

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

If we pursue additional capital to continue our operations, we cannot assure you that additional financing will be available on terms acceptable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, identify and develop flavor ingredients and natural HIS, develop technologies or otherwise respond to competitive pressures could be significantly limited. In addition, if financing is not available, we may need to alter our strategies, reduce our ongoing expenses or cease operations. In addition, issuances of debt or additional equity could impact the rights of the holders of our common stock, may dilute our stockholders’ ownership and may impose restrictions on our operations. These restrictions could include limitations on additional borrowing, specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments. Even assuming the Company is successful in securing additional sources of financing to fund continued operations, there can be no assurance that the proceeds of such financing will be sufficient to fund operations until such time, if at all, that the Company generates sufficient revenue from our products to sustain and grow our operations.

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

Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we have little or no control over. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. These fluctuations could cause us to fail to meet or exceed our published guidance or financial expectations of securities analysts or investors, which could cause our stock price to decline rapidly and significantly. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

●

the ability and willingness of our product discovery, development and commercialization collaborators to commercialize products incorporating our flavor ingredients into food, beverage and ingredient products, on expected timelines, if at all;

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

The Supreme Court determined in the Myriad decision that some isolated naturally occurring nucleic acids are ineligible for United States patent protection. This decision may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, and the patentability of our or our licensors’ pending claims, which are directed to isolated, naturally occurring nucleic acids. Also, while the Supreme Court in the Myriad decision did not address the patentability of other isolated, naturally occurring materials (i.e., non-nucleic acids), it is possible that later courts may determine that other isolated naturally occurring materials are similarly ineligible for United States patent protection. This may raise concerns as to the validity of some or all of our granted claims, and those in our licensors’ patents, which are directed to isolated naturally occurring materials such as isolated, naturally occurring taste receptor polypeptides or isolated, naturally occurring flavor ingredients. In recently issued interim guidance, the United States Patent and Trademark Office has interpreted the Myriad decision as applying to any isolated naturally occurring material including non-nucleic acids. Thus, pending patent applications filed by us or our licensors that are directed to isolated naturally occurring materials may not issue in the United States, which could have a significant adverse effect on our business, financial condition and results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).
3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 20, 2007).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
10.1	Letter agreement dated July 27, 2016 between Senomyx, Inc. and PepsiCo, Inc.
10.2*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc.
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

*     Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.
Date: October 27, 2016	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)