Form 10-K
period 2016-12-31
SENOMYX INC
filed 2017-03-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $91,312,000. Excludes an aggregate of 11,558,819 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2016. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of February 21, 2017, there were 45,798,403 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Senomyx, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

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

PART I

Item 1.   Business

Overview

We are a leading company using proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients and natural high intensity sweeteners (“HIS”) primarily for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt taste modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to enhance the flavor profile of a variety of food and beverages. We sometimes refer to these flavors with modifying properties as “modifiers.” We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (e.g., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

We have historically derived our revenues from collaborative agreements and sales to flavor companies. We license our flavor ingredients to our collaborators on an exclusive or co-exclusive basis. As our technology has evolved and as we have demonstrated our ability to discover and develop novel flavor ingredients and natural HIS, we have transitioned to primarily non-exclusive licensing arrangements. We expect most future licenses of our flavor ingredients and natural HIS to be licensed to third-party collaborators on a non-exclusive basis. Non-exclusive collaborations provide our collaborators with access to our proprietary technology and products while not encumbering the commercial potential of the products we develop. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc., or PepsiCo. Depending upon the collaboration, our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and/or royalties on sales of products incorporating our flavor ingredients.

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

Individuals experience the sensation of taste when food and beverage products interact with taste receptors in the mouth. A taste receptor functions either by physically binding to a flavor ingredient in a process analogous to the way a key fits into a lock or by acting as a channel to allow ions to flow directly into a taste cell. As a result of these interactions, signals are sent to the brain where a specific taste sensation is registered. There are currently five recognized primary tastes: sweet, umami (which is the savory taste of glutamate), bitter, salt and sour. In addition, there are secondary taste sensations, such as cool, hot and fat.

We are currently pursuing the discovery, development and/or commercialization of flavor ingredients and natural HIS through five programs focused on sweet, savory, bitter, cooling and salt taste areas. Currently, the primary goals of our sweet taste program are the discovery, development and/or commercialization of both natural HIS and modifiers that, when added to a flavor system, allow our customers to maintain the desired sweet taste in consumer products that have a significant reduction in sweeteners. The current goals of our savory flavor program are to commercialize our portfolio of novel flavor ingredients that mimic the taste of naturally occurring glutamate to enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining our savory flavor ingredients with other ingredients to create unique new flavors. The current goal of our bitter blocker program is to support commercialization of our bitter blocker BB68 for use in products that reduce or block bitter taste to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our cooling taste program is to support the commercialization of novel cooling flavor ingredients that have advantages over currently available flavor ingredients for a variety of applications. The goal of our salt taste program is to validate a taste-related protein as a screening target to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.

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

Industry Background

High Intensity Sweetener Industry Overview

Natural and artificial HIS are used in a wide variety of packaged food, beverage and ingredient products throughout the world. In the United States, current artificial HIS approved for use include saccharin, aspartame, acesulfame potassium (Ace-K), sucralose, neotame, and advantame. The most widely used natural HIS products in the United States are derivatives of Stevia. Artificial HIS have fallen out of favor with many consumers. In light of this trend, along with the desire to reduce calories while maintaining taste, efforts have increased in the pursuit of novel natural HIS. According to LMC International, in 2015, the annual worldwide consumption of HIS was approximately 115,000 metric tons at an estimated value of $1.15 billion. The only natural HIS included in this estimate were Stevia products with approximately 3,600 metric tons consumed at an estimated value of $360 million. Furthermore, the annual growth rate for HIS has exceeded that of both sucrose and high fructose corn syrup (2.3% growth for HIS compared to 1.6% growth for both sucrose and high fructose corn syrup). In the United States, HIS are regulated under the provisions of the Food, Drug and Cosmetic Act, or FD&C Act. The regulatory approval process for HIS can vary significantly and is further described in the “Regulatory” section below.

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

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, baked goods, dairy products, frozen foods, snack foods, main meal and side dish mixes, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, approximately 744 million metric tons of packaged food were sold worldwide in 2015. This figure is comprised of the weight of ready-to-eat finished food products (e.g., yogurt) and the weight of the concentrated forms of products before adding water or other components required for reconstitution (e.g., condensed soup). The worldwide sales of packaged food and beverage products in 2015 were approximately $2.9 trillion, of which approximately $568 billion were generated in the United States. These figures represent annual growth rates of approximately 5% and 2%, respectively, over 2010 amounts. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $2.0 trillion and sales of non-alcoholic beverages were approximately $872 billion.1

Flavor Ingredients as a Source of Competitive Advantage

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

Our Solution

We use our proprietary taste receptor-based assays and screening technologies to discover and develop novel flavor ingredients and natural HIS. We have developed proprietary taste receptor-based assays for use in our high-throughput screening systems to rapidly and efficiently screen our sample libraries and identify large numbers of novel potential flavor ingredients and natural HIS. We believe our approach improves the likelihood that ingredients with the desired characteristics can be discovered and then optimized into novel flavor ingredients.

1 Amount does not include fountain or foodservice sales in certain beverage categories

We believe our approach will result in the discovery and development of flavor ingredients that will address the following key challenges faced by the packaged food, beverage, ingredient supply and consumer goods industries:

•	Identifying Natural Ingredients. We are using our technologies to screen libraries of natural samples isolated from plants and other natural sources to discover new natural HIS.

•

Maintaining and Improving Taste. Our goal is to discover, develop and commercialize flavor ingredients that will enable food and beverage manufacturers to improve or maintain the taste of their offerings while improving the nutritional profile of packaged food, beverage and ingredient products.

•

Reducing Sweeteners, MSG and Salt in Packaged Food and Beverage Products. Our resources are focused on discovering, developing and/or commercializing natural HIS and flavor ingredients that, when added as part of a flavor system, will enable food and beverage manufacturers to significantly reduce the levels of sugar, fructose, artificial sweeteners, MSG and salt in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will improve the nutritional profile and/or taste of packaged food and beverage products.

•

Blocking Undesirable Tastes. We have developed flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food and beverage products. Our technology may also be used to improve the taste of products outside of food and beverages, such as OTC health care products and pharmaceutical products.

•

Accessing Proprietary Flavor Ingredients. Through our direct sales program, we are able to offer flavor companies our proprietary flavor ingredients for incorporation into their flavor systems for re-sale to food and beverage manufacturers. We believe this approach will allow numerous food and beverage manufacturers to improve or maintain the taste of their offerings while improving the nutritional profile of packaged food, beverage and ingredient products. We are also able to offer our future collaborators non-exclusive use of certain proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies.

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

Our Strategy

Our goal is to become the leader in the discovery, development and commercialization of new and improved natural HIS and proprietary flavor ingredients that are commercialized either through collaborations with leading companies or through direct sales by us. Key elements of our strategy include:

•

Maintaining and Expanding Our Technology Position. We believe our proprietary taste receptor-based technologies, including our receptor discovery, assay development and high-throughput screening technologies, and our natural and artificial sample libraries provide us and our collaborators with significant competitive advantages. Our scientific staff continues to explore new assay conditions as a method to identify potential new lead HIS and flavor ingredient candidates. We intend to continue to add to our sample libraries and develop and acquire proprietary technologies and related intellectual property rights to expand and enhance our ability to discover, develop and commercialize new HIS and proprietary flavor ingredients.

•

Developing Natural HIS. We have discovered nearly 300 natural sweeteners since 2010 through our proprietary taste science technologies. After conducting a comprehensive analysis of the taste and physical properties, we have advanced our lead novel sweetener, siratose, a miniscule component of Luo Han Guo (also known as monk fruit), into the development phase. In addition, we continue to acquire and screen libraries of natural products for potential future product candidates.

•

Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, Generally Recognized as Safe, or GRAS, Determination. Historically, a primary focus has been on the development of flavors and flavors with modifying properties that will qualify for a FEMA GRAS determination. Fourteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determination. Upon receipt of GRAS determination, our collaborators and customers can begin to test market and commercialize retail products or flavor systems incorporating our flavor ingredients in several key markets.

•

Collaborating With Leading Packaged Food, Beverage and Ingredient Companies. We are collaborating with leading packaged food, beverage, flavor and ingredient companies to develop and commercialize certain of our product candidates. Under our legacy license agreements, our collaborators are allowed exclusive use, co-exclusive use, or a limited period of exclusive use of certain of our proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies. In general, our collaborators are responsible for manufacturing, marketing, selling and distributing their products incorporating flavor ingredients discovered and developed by us. In addition, our collaborators are responsible for all costs of manufacturing our flavor ingredients for their own use. As a result, we expect that certain of our flavor ingredients will be commercialized without our incurring significant sales, marketing, manufacturing and distribution costs. We seek to establish additional natural HIS program collaborations with leading companies on a non-exclusive basis.

•

Pursuing Market Opportunities through Direct Sales. We seek to optimize the value of our flavor ingredients by creating new opportunities to increase their usage by food, beverage and other consumer product companies. Our direct sales efforts are focused on selling certain of our flavor ingredients directly to flavor companies. We expect flavor companies to add value by incorporating our ingredients into proprietary flavor systems for re-sale to their consumer product company customers. Our sales team also reaches out directly to these consumer product companies to conduct introductory presentations and taste tests of our portfolio flavor ingredients. This effort has been effective in generating awareness of our direct sales program by these end users, which in turn is leading them to contact their preferred flavor company suppliers for additional information and to request samples. We believe the direct sales program enables a deeper and broader penetration of the food and beverage industry and accelerates commercialization by expanding the market for our products.

Our Discovery and Development Process and Programs

The following diagram summarizes our discovery and development process.

The key elements of our Discovery and Development process are:

•

Identification of Relevant Taste Receptors and Proprietary Taste Receptor-Based Assay Development. The first steps in our discovery and development process are to identify the relevant taste receptors and to develop proprietary assays based on the identified receptors. Our assays are tests that measure interactions between the taste receptors and potential flavor ingredients or natural HIS. To date, we have developed assays to test for compounds that interact with receptors associated with savory, sweet, bitter and cooling tastes.

•

High-Throughput Screening and Identification of Potential HIS and Flavor Ingredients. The next step in our discovery and development process is to use our proprietary taste receptor-based assays to identify compounds that bind to taste receptors, known as hits. We use automated high-throughput screening to rapidly evaluate our diverse natural and artificial libraries. The libraries are primarily comprised of compounds we have purchased from third party vendors, compounds we have developed in-house and plant sources we have acquired and fractionated into smaller components. A panel of taste testers then evaluates the taste effect of the most potent hits. Based on this evaluation, we designate hits that exhibit a positive taste effect as proof-of-concept compounds. We then select the most promising of those proof-of-concept compounds, which we call lead compounds, for optimization.

•

Optimization of Lead Compounds and Selection of Product Candidates. The next step in our discovery and development process is to modify our lead compounds to allow lower amounts of the compound to be used in the finished product and/or improve the activity to meet the taste attribute goals of our collaborators. Optimization may also be required to improve the physical properties of a compound so that it is stable under manufacturing, storage and food preparation conditions. We refer to optimized compounds that provide desirable attributes in product prototypes as product candidates. When screening libraries from natural sources, optimization involves selecting the appropriate source and developing the most efficient process, such as fermentation, to obtain the active compound.

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

Fourteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determinations. In our experience, the process from selection for development until receipt of that determination has historically ranged from 12 to 18 months. Costs associated with the FEMA GRAS process, including external third-party safety studies and preparation of the application, have been approximately $1.5 million per flavor ingredient. Product candidates that we develop in the future may require a similar amount of time and cost. However, the length of time and cost may vary depending on the properties of the product candidate. In addition, regulatory approval of the product candidates in other jurisdictions may require that we conduct additional studies or incur additional expenses. Furthermore, the United States regulatory approval of natural HIS will likely require submission through the Food Additive Petition or FDA GRAS notification process, as described further under Regulatory Process below.

We are currently pursuing the discovery and/or development of flavor ingredients through programs focused on sweet and salt taste. We may also investigate other areas of taste as part of our broader research related to human taste biology.

The goal of the natural HIS component of our sweet taste program is to discover and develop novel no- or low-calorie natural HIS. We continue to make progress in our efforts to discover and develop natural HIS, including the discovery of nearly 300 natural sweeteners since 2010 through our proprietary taste science technologies. After conducting a comprehensive analysis of the taste and physical properties, we have advanced our lead novel sweetener, siratose, a miniscule component of Luo Han Guo (also known as monk fruit), into the development phase. Siratose has demonstrated greater potency and a better taste profile than rebaudioside-A, the most used sweetener from stevia plants, in sensory evaluations. In addition, siratose has shown improved stability in low pH products, such as carbonated beverages, and increased solubility, making it easier to work with compared to all known stevia plant based sweeteners. Importantly, siratose has also demonstrated potency and overall taste quality superior to existing monk fruit sweeteners and superior to over 50 other minor sweetener components found in both monk fruit and the monk fruit plant that we have evaluated.

The goal of the sweet taste modifier component of our sweet taste program is to restore the desired taste profile of products in which natural and artificial sweeteners have been reduced. We are completing development activities on sucrose and high fructose corn syrup sweet taste modifier Sweetmyx® FS22. In addition, we continue our efforts to discover and develop natural sweet taste modifiers, and we have achieved a taste proof-of-concept for a natural sweet taste modifier. The next step is the identification of a natural sweet taste modifier which meets the potency and physical property requirements to be commercially viable.

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

Regulatory Process

In the United States, flavoring substances, including flavor ingredients intended for use in foods and beverages, and HIS are regulated under provisions of the FD&C Act. Flavor ingredients sold in countries and regions outside of the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union. These regulations are subject to frequent revisions and interpretation.

Regulation of Flavor Ingredients and Natural HIS in the United States. In the United States, flavor ingredients and natural HIS may be regulated as approved food additives, but more typically as GRAS substances under the FD&C Act. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel. FEMA has administered a GRAS program for flavor ingredients on behalf of the industry for nearly 60 years. Several countries outside of the United States, including Canada, Brazil, Argentina and the Philippines, allow flavor use in food based on GRAS determination by the FEMA Expert Panel. Several other countries either add new FEMA GRAS ingredients to their positive lists of approved flavoring agents or add the new FEMA GRAS lists to their flavor regulations by specific reference. The other possible route for approval of a flavor-modifying ingredient is a GRAS self-determination (independent of FEMA) with or without FDA notification. Our goal is that the flavor ingredients we discover will achieve GRAS determination by the independent FEMA Expert Panel.

GRAS Review Process. Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. An independent Expert Panel, convened to undertake a GRAS review, determines whether an ingredient is generally recognized as safe under the conditions of its intended use. These experts are qualified by scientific training and experience to evaluate the safety of certain new ingredients used in food. Under the GRAS process, manufacturers are required to obtain safety data from the scientific literature or through the conduct of safety studies, determine the estimated daily intake of the flavor ingredient per person and submit a report to the GRAS review panel describing the physical, structural, safety, and metabolic properties of the flavor ingredient.

The most common types of GRAS reviews are:

•

FEMA Expert Panel. The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance. The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. If the FEMA Expert Panel determines a flavor ingredient to be GRAS, information about the GRAS determination is published in the journal Food Technology and all of the data is provided to the FDA. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Fourteen of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

•

Specifically Convened Independent Panel. An independent, qualified panel of experts in pertinent scientific disciplines may be formed by the manufacturer to evaluate the safety of a specific ingredient for GRAS status. This process is known as “self-determination of GRAS status.” The basis for the GRAS self-determination is not required to be submitted to the FDA. However, the FDA may request information on ingredients that have been self-determined to be GRAS.

United States FDA GRAS Notification Process. With respect to certain natural HIS, a summary of the GRAS determination may be submitted to the FDA for evaluation. If the FDA is satisfied with the data, it may issue a “letter of no objection”. The current commercialized forms of Stevia have gone through this process. Our goal is to attain regulatory approval through this FDA GRAS notification process for our lead novel sweetener, siratose, a miniscule component of Luo Han Guo (also known as monk fruit) and any future natural HIS candidates that we discover.

Food Additive Petition Process. Food ingredients may be evaluated through a food additive petition. If there is insufficient general knowledge or for a variety of other reasons, including unusual conditions of intended use, it may be necessary to file a food additive petition with the FDA. Food additive petitions contain information on the structural nature of the ingredient, the manufacturing process, information on use in food, estimates of human exposure from use of the ingredient in food and all known information related to the safety of the ingredient. The FDA reviews the petition content, requests additional information if necessary, publishes a proposed rule for use in food, reviews comments on the proposed rule and publishes a final rule, if the use is determined to be acceptable. The safety data requirements for food additives are the same as for GRAS substances, although high use substances may require additional safety data. We estimate that a food additive petition could cost up to $10 million and may take up to four years to complete for submission. Furthermore, additional studies adding cost and time to approval may be required depending on the results of the initial safety studies. Examples of ingredients that have gone through a food additive petition process include the artificial sweeteners aspartame, acesulfame K and sucralose. It may be necessary for certain natural HIS that we may discover or develop to follow this regulatory route.

Regulation of Flavor Ingredients and Natural HIS outside of the United States. Outside of the United States, flavor approvals vary by country. There is, however, some commonality in approach in many countries. As explained above, several countries either accept GRAS determination by the FEMA Expert Panel as the basis for approval or GRAS determination facilitates country approval. Many countries, particularly developing countries in Latin America, Asia and Africa, accept favorable review by the WHO/FAO Joint Expert Committee on Food Additives, or JECFA, as the basis for approval or to facilitate approval. The International Organization of the Flavour Industry (IOFI) automatically submits new GRAS ingredients to the Codex Alimentarius through the FDA for JECFA review. Some other countries have their own unique approval processes. The European Union, or EU, has established EU-wide regulations for flavor ingredient use based on safety evaluations by the European Food Safety Authority (EFSA), and risk management (i.e., regulation development) by the Directorate General for Health (DG Sante). A number of countries in eastern Europe or in Africa accept EU approval as the basis for approved use. China, Japan and Indonesia also have independent regulatory review processes for flavors. We have received regulatory approvals for several of our flavor ingredients from JECFA, EFSA, the Chinese Ministry of Health and other authorities outside of the United States.

Patents and Proprietary Rights

Our policy is to file patent applications and to protect technologies, inventions and improvements to inventions that are commercially important to the development of our business. For example, we may seek patent protection for receptors and nucleic acid sequences encoding receptors that are involved in taste and the use of such receptors to identify ingredients that modulate taste. As of December 31, 2016 we are the owner or the exclusive licensee of 217 issued United States patents, 40 pending United States patent applications, 363 issued foreign patents and 212 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire between 2019 and 2036. The earliest patent expiration for our approved flavor ingredients is in 2024 for certain savory flavor ingredients. We also rely on trademarks to protect our proprietary technology. Generally, United States patents have a term of 17 years from the date of issue or 20 years from the earliest claimed priority date, whichever is later, for patents issued from applications filed with the United States Patent and Trademark Office prior to June 8, 1995 or 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. We intend to continue to file patent applications as we discover and develop new flavor ingredients and technologies.

Commercialization

Following regulatory approval in a given country, foods and beverages containing our proprietary flavor ingredients can be commercialized immediately. Our collaborators and direct sales customers have ultimate responsibility for the commercialization of our flavor ingredients in their end product and flavor system offerings, respectively. Prior to commercialization, collaborators and customers complete extensive product formulation work on their targeted product and flavor system offerings. Food and beverage manufacturers may validate final formulations for products through in-house sensory evaluation as well as external taste tests by target consumers. Upon confirming consumer acceptance of new or reformulated products that include a Senomyx ingredient, the companies complete activities such as the development of packaging and sales materials, and initial manufacturing scale-up of the products, enabling their market launch.

Market Overview

Each of our programs focuses on flavor ingredients that address large, potentially overlapping markets. Our sweet taste program is aimed at discovering and developing natural HIS or flavor ingredients that could be used in product categories such as beverages, dairy products and baked goods. Our savory flavor program is aimed at commercialization of flavor ingredients that could be used in product categories such as ready meals, sauces, soups, pastas, dried foods and snack foods. Our bitter blocker program is focused on commercialization of flavor ingredients that could be used in products that contain bitter tastants, including beverages, ready meals, canned foods and soups, and products which utilize certain artificial sweeteners. Our cooling taste program is aimed at commercialization of flavor ingredients that could be used in products that incorporate cooling agents, such as cough medicines, confectionaries and OTC oral hygiene products. Our salt taste program is aimed at developing flavor ingredients that could be used in virtually all food product categories.

Our commercial revenues to date are primarily based on royalties under a retail or ingredient supply based collaboration agreements and direct sales to flavor houses. In our retail-based agreements, royalties are calculated as a percentage of the net sales price of a manufacturer’s finished products or are based on the volume of a manufacturer’s finished product that it sells. In our ingredient supply-based agreements, royalties are calculated as a percentage of the sales price of either our flavor ingredient itself or the flavor system in which our flavor ingredient is contained or are based on the volume of the flavor ingredient itself used by a manufacturer in a finished product. We also sell certain novel flavor ingredients to targeted flavor companies for their use in proprietary flavor systems.

The market potential, partners and licenses for our key programs are described below.

Sweet Taste Program

Current products from our sweet taste program are intended to restore the sweet taste of consumer products that have reduced levels of certain sweeteners such as sucralose, sucrose and high fructose corn syrup. To-date, we have four commercialized products: S2383, a novel sucralose modifier; S6973 (SR69) and S9632 (SR96), two novel sucrose modifiers; and S617, a novel sucrose and high fructose corn syrup modifier.

The annual worldwide consumption of sucrose, fructose and high fructose corn syrup is estimated to be $100.5 billion at a volume of 191.5 million metric tons. The annual sucralose market is approximately $218 million at a volume of 3,371 metric tons. These estimates are based on 2015 data from Euromonitor, LMC International, Milling & Baking News and the USDA Economic Research Service.

The most compelling product category for products from our sweet taste program is the non-alcoholic beverage market. According to Beverage Digest, 2014 global sales at the retail consumer level exceeded $1 trillion with global volume exceeding 142 billion unit cases (each unit case is 192 ounces). The largest segment of this market is carbonated soft drinks with global sales of over $374 billion and volume of almost 40 billion unit cases. The following table provides additional detail for 2014 on the key segments of the global non-alcoholic beverage market.

Beverage Type	US Dollars (billions)		Unit Cases (billions)
Carbonated Soft Drinks	$374.8	35%	39.8	28%
Juice drinks	226.7	21%	19.0	13%
Bottled water	219.7	20%	38.7	27%
Sports / Energy Drinks	88.1	8%	4.1	3%
Other[1]	169.9	16%	40.7	29%
Totals	$1,079.2	100%	142.4	100%

We have two collaborations for our sweet taste program in the commercialization phase. PepsiCo has been licensed rights in the non-alcoholic beverage product categories on a worldwide basis. PepsiCo selected Sweetmyx S617 during the research funding collaborative period and will pay Senomyx royalties for the use of this fructose/sucrose modifier in PepsiCo products during the life of the patent. We have no control over our collaborators’ commercialization decisions regarding new or reformulated products incorporating our flavor ingredients.

In addition, Firmenich has rights to use four sweet taste modifiers in food and alcoholic beverage product categories on a worldwide basis. Firmenich has been granted a limited period of exclusivity for three to four years, as determined by the agreement, for selected artificial sweet taste modifiers. Firmenich has selected sucrose modifiers S6973 and S9632 and sucrose/fructose modifier Sweetmyx S617 during the research funding period of our collaboration and they will pay us royalties for the use of these modifiers in Firmenich products during the life of the applicable patents. Additionally, Firmenich has exclusive rights to Sucralose modifier S2383 for use in all product categories. We have no control over our collaborators’ commercialization decisions regarding new or reformulated products incorporating our flavor ingredients.

Following the period of exclusivity, we may add sweet taste modifiers to our direct sales portfolio. Because the period of exclusivity has expired for S6973 and S9632, we have added both products to our direct sales portfolio and are currently marketing these sucrose modifiers as Sweetmyx SR69 and Sweetmyx SR96 respectively.

Savory Flavor Program

Products from our savory flavor program are designed to enable the reduction or removal of added MSG and/or provide new savory tastes to foods by combining our savory flavor ingredients with other ingredients to create unique new flavors. We have received FEMA GRAS determinations for several of our savory flavor ingredients, including S336 and S807. The Chinese Ministry of Health has granted official regulatory approval in China for S336 and S807, and these flavor ingredients have also received positive reviews by JECFA and regulatory approval in the EU.

Our savory flavor program is aimed at flavor ingredients that address a worldwide market for monosodium glutamate (MSG) with a value of $4.5 billion and consumption of 3.0 million metric tons, based on 2014 data from a Zion Market Research report referenced in a GlobeNewsWire article. Additionally, these flavor ingredients may be used to create unique savory flavor systems. The incremental opportunity for the entire savory flavors market segment is projected at $2.1 billion in 2016 global sales based on data from Foodtrending.

1 “ Other” includes bulk water, squash/syrups, fruit powders, ready-to-drink tea and ready-to-drink coffee.

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

Bitter Blocker Program

Our bitter taste blockers are intended to reduce the bitterness associated with certain bitter tastants such as those associated with certain HIS, whey and other dairy proteins, cocoa, caffeine and menthol. These bitter taste blockers may be used in a wide variety of products including tea, nutritional beverages, protein bars, confectionary, ice cream, yogurt, desserts and baked goods. Two of our bitter blockers, S6821 and S7958, have received FEMA GRAS determinations. S6821 has demonstrated activity against bitter tasting foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (component of Stevia). S7958, a related bitter blocker with similar functionality, has alternative desirable physical properties that may be useful for these or other product applications. We currently have one partner on this program with exclusive rights in coffee and coffee whitener products, in all geographies except North and South America, operating under an ingredient supply-based agreement with royalty payments based on the quantity of our flavor ingredient manufactured during the royalty period. For the open product categories, we have a direct sales program to sell our novel flavor ingredients to targeted flavor companies for their use in proprietary flavor systems.

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

Salt Taste Program

Our salt taste modifier program is intended to reduce the level of salt contained in packaged food and beverage products. High salt levels are used in a wide variety of products including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods. The cost of salt (sodium chloride) is extremely low but the annual usage of food grade salt is estimated at 1.4 million metric tons (per K+S Group Financial Report 2015).

We have identified a small group of proteins that meet certain criteria for potentially being involved in salt taste, and we have begun more advanced tests to determine if they function to detect salt. We are currently working with two protein candidate targets which are being further evaluated to see if either protein modulates salty taste, which would provide a taste proof-of-concept. Currently, we have one partner, PepsiCo, for this program.

Commercialization Status

Through December 31, 2016, eight of our flavor ingredients have been commercialized through one of our collaborators or direct sales customers. This total includes two of our savory flavors, four products from our sweet taste program, and a bitter blocker that have been incorporated into packaged food or beverage products. Additionally, a cooling agent has been commercialized in an oral care product. Precise information is limited, primarily due to confidentiality agreements. Based on market intelligence, including the royalty reports we receive from our collaborators and the estimated use level of our flavor ingredients, we estimate that finished products of over 20.4 billion eight fluid ounce servings or over 852 million unit cases of beverages, and almost 9.3 million metric tons of food products, have been manufactured or prepared using Senomyx’s novel flavor ingredients since inception of commercialization. Our estimates are based on the volume or weight of finished products, which include ready-to-drink beverages and ready-to-eat food products along with the volume of finished beverages and weight of food products which are sold as concentrates and require reconstitution prior to consumption. Historically, these products have been marketed in North America, Latin America, Asia, Europe, Africa, Australia and the Middle East.

Royalty-based Collaborations

Our collaborators have commercialized products containing flavor ingredients from four of our programs: sweet taste, savory taste, bitter blocker and cooling taste.

Firmenich has exclusive worldwide rights to market S2383, our sucralose modifier, in all food and beverage product categories. Retail products incorporating S2383 are currently being marketed in North America, Latin America, Asia and Europe. Firmenich continues to work with other clients evaluating S2383 in a variety of products.

Firmenich has non-exclusive worldwide rights to commercialize our S6973 sucrose modifier for virtually all food and specified beverage categories. Retail products incorporating S6973 are being marketed in the United States, Latin America, Asia, Australia and Africa. These products span a variety of categories including ready-to-drink and powdered beverages, dairy products and baked goods.

Firmenich has non-exclusive worldwide rights to commercialize our S9632 sucrose modifier in virtually all food categories and alcoholic beverages. Firmenich has not commercialized S9632 and future commercialization of this sucrose modifier is unlikely based on their focus on other Senomyx sweet taste modifiers.

Firmenich also has exclusive worldwide rights to commercialize our Sweetmyx S617 sucrose and high fructose corn syrup sweet taste modifier in virtually all food categories and alcoholic beverages. Effective in the first quarter of 2018, Firmenich rights to Sweetmyx S617 will become non-exclusive. Firmenich will maintain rights to commercialize the product and will have an obligation to pay royalties for use of the product through the life of the patents.

PepsiCo has exclusive worldwide rights to commercialize Sweetmyx S617 in non-alcoholic beverages during specified periods of time. Effective in the first quarter of 2018, PepsiCo rights to Sweetmyx S617 will become non-exclusive. PepsiCo will maintain rights to commercialize the product and will have an obligation to pay royalties for use of the product through the life of the patents.

Ajinomoto has been introducing products that contain one of our flavor ingredients in several Asian countries including China. Ajinomoto has continued to explore additional opportunities to expand their customer base and the number of product offerings within Asia.

An undisclosed collaborator has commercialized a retail product containing our S6821 bitter blocker in a Southeast Asian country.

Firmenich has exclusive, worldwide rights to S2227, our novel cooling ingredient, for use in all product categories. Firmenich has commercialized S2227 in oral care products.

Sales and Marketing under Royalty-based Collaborations

Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients for their own use. As a result, in the past, our flavor ingredients were commercialized without our incurring significant sales, marketing and distribution costs and we expect our collaborators to continue to assume those same responsibilities for the use of any flavor ingredients in fields of use that they have licensed from us. Our current collaborators, Ajinomoto, Firmenich, Nestlé and PepsiCo, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

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

Our Complimyx product portfolio includes five flavor ingredients, all of which are currently being evaluated, sampled to consumer products companies and purchased by our flavor company customers for use in consumer products currently on the market.

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

We believe our primary market potential for Sweetmyx SR96 includes a number of targeted non-alcoholic beverage product categories, including ready-to-drink and powdered forms of coffee and tea, powdered soft drinks, flavored milk and dairy beverages. According to Euromonitor, these target product categories utilize 5.0 million metric tons of sucrose on an annual basis. Based on our assumptions for average sucrose content of the targeted beverages, the anticipated use level of Sweetmyx SR96 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth $7.7 million to us in direct sales revenues. Furthermore, based on Euromonitor data, we estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR96 in approximately 77% of the target market opportunity at this time.

Sweetmyx SR69 (S6973), a sucrose modifier, amplifies the sweetness of sugar-reduced foods and beverage products. According to Euromonitor, global use of sucrose across all food categories is over 27.3 million metric tons on an annual basis. Key targeted food categories for using Sweetmyx SR69, including baked goods, confectionary, dairy products and sweet sauces and condiments, represent around 65% of this volume. The average sucrose content of targeted food products, anticipated use level of Sweetmyx SR69 and the potential sucrose reduction level vary considerably by product category, making it difficult to calculate a generalized dollar value of direct sales revenue for each global market share point achieved. We estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR69 in over 90% of the target market opportunity.

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

We estimate the direct sales potential of Savorymyx UM80 based on the global MSG market. According to Zion Market Research, 2014 MSG consumption was 3.0 million metric tons. Based on our assumptions for average MSG content, the anticipated use level of Savorymyx UM80 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth $2.4 million to us in direct sales revenues. Our estimate does not include direct sales revenues from the $2.1 billion global savory flavors market. We estimate that our current regulatory approvals allow for the commercialization of Savorymyx UM80 in over 90% of the target market opportunity.

Bittermyx BB68 (S6821), a bitter blocker, reduces or blocks bitter taste of numerous ingredients such as soy and whey proteins, menthol, caffeine, cocoa, and Rebaudioside A (component of Stevia) and can improve the overall flavor of foods and beverages. Product applications for Bittermyx BB68 include various food and beverages, over-the-counter medications and oral care products.

Sales and Marketing under Direct Sales Program

We have developed sales and marketing capabilities within our internal organization to support our direct sales program. Our initial focus is directed toward global flavor companies with operations in the United States and other U.S. based flavor companies. Flavor companies commercialize our flavor ingredients in the United States. Additionally, global flavor companies commercialize our flavor ingredients outside the United States in geographies where we have appropriate regulatory authorization, and in the future we may also market our flavor ingredients directly to more region specific flavor companies outside the United States. In January 2017, we established a an agreement with a third party to market and sell certain of our flavor ingredients to flavor companies in the Asia Pacific region.

Manufacturing under Direct Sales Program

We utilize third party manufacturers to produce our flavor ingredients. These third parties are responsible for the purchase of raw materials and manufacture of finished products. We may also utilize third parties to provide inventory warehousing, distribution, importation, and other supply chain support.

Our Collaborative Agreements

We have established collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current collaborative agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as sweet, savory, bitter, cool or salt. These collaborations are generally focused on one or more specific product categories, such as non-alcoholic beverages, confectionary products or frozen foods. We currently have collaborative agreements with Ajinomoto, Firmenich, Nestlé and PepsiCo.

Our current collaboration agreements generally provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients. The specific type of royalty and method for calculating royalty payments varies by agreement and many factors may affect the potential royalty payments under our agreements. In addition, royalty rates under some of our agreements may vary from period to period. Accordingly, any estimates of future royalties are uncertain and difficult to predict. We generally describe our collaborative agreements as retail-based agreements or ingredient supply-based agreements. Under our retail-based royalty agreements, any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products at the distribution level or is based on the volume of a manufacturer’s finished product that it sells. Our retail-based royalty agreements generally provide for an effective royalty of up to 4%. Our agreements with PepsiCo (Sweet) and Ajinomoto are partially retail-based royalty agreements. Under our ingredient supply-based agreements, any potential royalty payable to us is calculated as a percentage of the sales price of either our flavor ingredient itself or the flavor system in which our flavor ingredient is contained or is based on the volume of the flavor ingredient itself used by a manufacturer in a finished product. Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements. Our agreements with Ajinomoto, Firmenich, Nestlé and PepsiCo (Sweet) are either exclusively or partially ingredient supply-based royalty agreements.

Most of our collaboration agreements provide for research and development funding, milestone payments upon achievement of pre-defined research or development targets and cost reimbursement. Certain of our collaboration agreements also provided for license fees and minimum periodic royalties. The research and development funding under each of these agreements is typically paid according to a fixed payment schedule, but may vary from period to period upon mutual agreement of the parties. Each of these collaborations provides us with a portion of the funding we require to pursue the discovery and development of flavor ingredients for the applicable program. Under each of these agreements, we are primarily responsible for the discovery and development phases and any associated expenses, while our collaborator is primarily responsible for selecting the products that may incorporate our flavor ingredients. Under most of our agreements, our collaborator is also responsible for manufacturing, marketing, selling and distributing any of these products for their own use, and any associated expenses. Under our agreements, we are primarily responsible for the development and regulatory approval phase for flavor ingredients, as well as the prosecution and maintenance of the underlying intellectual property for our flavor ingredients, and a portion of the associated expenses for all of those activities.

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

Our current collaborative agreements provide that we will conduct research and development relating to HIS and/or flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields, historically on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Collaborations we have established since 2013 have been for non-exclusive rights or with a first mover advantage which provides the collaborator with a limited period of exclusivity. We anticipate that future collaborative agreements we establish will be on a non-exclusive or limited first mover advantage basis. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use with other collaborators and direct sales customers outside of the defined product fields of that agreement. We will also generally retain rights to any flavor ingredients that we discover after the respective collaborative period. However, in some instances we have agreed to arrangements where we would not launch competing products that one of our collaborators has selected for development and commercialization. We have also agreed under the terms of one of our collaboration agreements that we would not license similar flavor ingredients to the collaborator’s competitor for the same intended uses and product categories that we have licensed to our collaborator. In addition to the collaborative agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose modifier. In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory authorization or FEMA GRAS determination to incorporate one or more of our flavor ingredients into a product, such collaborator will no longer be entitled to use the flavor ingredient and we will have the right to sell or license the flavor ingredient to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

Most of our agreements expire when we are no longer entitled to royalty payments under the agreement. We are typically entitled to royalty payments during the patent life associated with our product. In addition, each agreement may be terminated earlier by mutual agreement or by either party in the event of a breach by the other party of its obligations under the agreement. Furthermore, following the collaborative research period under a given agreement, our collaborators may elect to discontinue the commercialization of one of our flavor ingredients and unilaterally terminate the agreement. In the event of termination of an agreement prior to expiration, rights to sell or license flavor ingredients generally revert to us.

Key Collaborative Agreements

Firmenich (Sweet)

In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to modify the sweet taste of sucrose, fructose, or various forms of rebaudioside (components of Stevia). The agreement included three consecutive options to extend the collaborative research funding period by one year each. Under the agreement, Firmenich agreed to pay a license fee in three installments, research and development fees, cost reimbursements and specified payments upon the achievement of milestones. In January 2010, Firmenich elected to proceed with commercial development of S6973. In October 2010, we amended the agreement with Firmenich to include commercial development of S6973 for specific beverage applications in exchange for an incremental license fee, additional milestones and minimum annual royalties, in addition to royalties on sales of products containing S6973. In February 2011, Firmenich elected to exercise their first one-year option to extend the collaborative research funding period through July 2012. In April 2012, Firmenich elected to exercise their second one-year option to extend the collaborative research funding period through July 2013. In April 2013, we amended and restated the collaboration agreement with Firmenich to extend the collaborative research period through July 2016. Firmenich agreed to pay an additional non-refundable license fee of $5 million, of which $4 million was paid in 2013 and $1 million was paid in 2016.

Under this agreement, through December 31, 2016, we have received $53.8 million in license fees, research and development funding and cost reimbursements and six milestones totaling $3.4 million. There is no guarantee that we will receive any further milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict.

PepsiCo (Sweet)

In August 2010, we entered into a collaboration agreement with PepsiCo. The agreement relates to a four-year research program to discover and develop (i) novel natural and artificial flavor ingredients intended to modify the sweet taste of sucrose and fructose, including high fructose corn syrup, and (ii) natural HIS, in each case for use in non-alcoholic beverage product categories on a worldwide basis. Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010. We received $32.0 million in research and development payments over the initial four-year research period, which ended in August 2014. In May 2014, PepsiCo exercised its option to extend the research period for an additional two years through August 2016. We received $17.6 million in research and development payments over the two-year research period extension.

In August 2015, we announced that the first commercialization of our flavor ingredient Sweetmyx S617 was achieved, triggering a $1.5 million commercial milestone under our collaboration with PepsiCo. Following commercialization, we are entitled to receive minimum annual royalties into the first quarter of 2018 and/or royalty payments on products that incorporate selected flavor ingredients and/or natural HIS. Royalties on products sold by PepsiCo or its affiliates that incorporate a selected flavor ingredient will be equal to a base amount plus a portion of the cost savings, if any, derived from the use of the flavor ingredient in the applicable product. PepsiCo or its affiliates will also pay royalties on products which incorporate a selected natural HIS. PepsiCo has the unilateral right to terminate the agreement in the event that a direct competitor of PepsiCo acquires more than 30% of our outstanding voting securities.

In July 2016, the research period under the agreement was extended by mutual consent for an additional 45 days through September 2016 at the then-current research funding rate, whereby we received $1.1 million in research and development payments.

In September 2016, we announced that we entered into an Amended and Restated Collaborative Research, Development, Commercialization and License Agreement with PepsiCo, Inc. effective as of September 30, 2016. The agreement extends PepsiCo’s research funding for our natural sweet taste program for an additional three years, through September 2019. The research program has been broadened to include the screening and evaluation of plant extracts and plant fractionations owned by PepsiCo in addition to our own natural botanical library.

Research and Development Funding: Under the agreement, we will receive $18.0 million in research and development payments, payable in equal quarterly installments over the three year research period. Under certain circumstances, this level of funding may be reduced, but under no circumstances would this funding be reduced below $15.0 million during the three year research period. In addition, PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program.

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

Rights: PepsiCo will have non-exclusive rights for commercial development of natural sweeteners and natural sweet enhancers discovered, developed and selected under the collaboration for use in all non-alcoholic beverage categories on a worldwide basis. We will have the right to collaborate with any third party concerning the research, development and commercialization of its natural sweet taste program, except with respect to a key competitor of PepsiCo. We may also not license any selected natural sweet enhancer or natural sweeteners to such key competitor for a period of two years following the receipt of U.S. regulatory approval. We have immediate rights to collaborate with any third party concerning the research, development and commercialization of its synthetic sweet taste program. PepsiCo will maintain their existing rights to any sweet enhancer selected prior to the Amended and Restated Collaborative Agreement effective date.

Milestones/Royalties: We will also be eligible for milestone payments based on the achievement of predetermined goals as well as royalty payments upon the sale of products containing natural sweeteners or natural sweet enhancers selected under the collaboration. If a selected natural sweetener or natural sweet enhancer is discovered solely through PepsiCo’s natural library, PepsiCo will be entitled to a reduction in the royalty payable to us and to receive a royalty on our commercial revenues generated by such selected ingredient.

Under this agreement, through December 31, 2016, we have received $85.0 million in upfront fees, research and development funding and cost reimbursements and four development milestone payments totaling $3.0 million. We are entitled to receive an additional $16.5 million for the remaining research and development funding under the agreement. There is no guarantee that we will receive any additional milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict. If our collaborative agreement with PepsiCo were to terminate earlier than currently anticipated, we may experience a material decline in our revenues.

Other Collaborative Agreements

Ajinomoto

In March 2006, we entered into a collaborative research, development, commercialization and license agreement with Ajinomoto for the discovery and commercialization of novel flavor ingredients on an exclusive basis in the soup, sauce and culinary aids, and noodle product categories, and on a co-exclusive basis in the bouillon product category within certain Asian markets. Under the terms of the initial collaboration, Ajinomoto agreed to pay us an upfront license fee and research and development funding for up to three years. In addition, we are eligible to receive milestone payments upon achievement of specific product discovery and development goals and reimbursement for certain expenses that we incur. In April 2007, we amended the agreement to expand Ajinomoto’s rights into North America. In August 2007, we further amended the agreement to expand Ajinomoto’s rights into additional product categories and geographies that were not previously licensed by us. In January 2013, Ajinomoto relinquished and returned to us the rights to the previously licensed flavor ingredients in North America and in the other geographies granted in the August 2007 amendment. Ajinomoto is continuing to commercialize products that include one of our flavor ingredients in Asia. We received research and development funding through March 2010. In addition, we have received milestone payments, cost reimbursements and minimum periodic royalty payments from Ajinomoto. Any future royalties under this collaboration are uncertain and difficult to predict.

Firmenich (Cool)

In December 2007, we entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel flavor ingredients that may be used by Firmenich on an exclusive basis worldwide to impart a cool taste in flavor systems. In November 2010, we amended the agreement to extend the collaborative period until December 2012. In December 2012, we amended the agreement to extend the collaborative period until June 2013, which marked the end of the collaborative period. Under the agreement, Firmenich agreed to pay research fees and specified payments upon the achievement of milestones. Firmenich also agreed to reimburse us for a portion of the costs associated with the development and regulatory approval process of flavor ingredients that it selects for development, as well as a portion of certain expenses that we incur related to the research program. In addition, based on the regulatory approval in 2014 of a discovered flavor ingredient, we are entitled to minimum periodic royalties; in the event of commercialization, we are entitled to royalties on future sales of products containing the discovered flavor ingredient until the expiration of relevant patents. We have received royalty payments and a commercial milestone under this collaboration. Any future royalties under this collaboration are uncertain and difficult to predict.

Firmenich (Sucralose)

In November 2008, we entered into a second collaboration agreement with Firmenich for S2383, our novel modifier of the high intensity sweetener sucralose. Under the agreement, Firmenich has agreed to pay to us royalty payments based on sales of S2383 when it is sold on either a stand-alone basis or within a flavor system. We have received royalty payments under this collaboration. Any future royalties under this collaboration are uncertain and difficult to predict.

Nestlé SA

In October 2004, we entered into a collaborative agreement with Nestlé focused on the discovery and commercialization of specified novel flavor ingredients in the coffee and coffee whiteners field. Under the terms of the agreement, Nestlé paid certain research and development funding through July 2010 and specified payments upon the achievement of milestones. In May 2012, we amended the agreement such that, in lieu of a royalty based on sales of Nestlé products, royalty payments would be based on the quantity of our flavor ingredient manufactured by or on behalf of Nestlé during the applicable royalty period. We have received royalty payments under this collaboration. Any future royalties under this collaboration are uncertain and difficult to predict.

PepsiCo (Salt)

In April 2014, we entered into a collaborative research agreement with PepsiCo focused on the identification of flavors with modifying properties intended to restore the desired salty taste in products with reduced salt. Under the terms of the agreement, PepsiCo provided certain research funding for our salt taste program through December 2014, with options to continue the research funding period for up to three years. Under subsequent amendments to the agreement, the research funding period was extended three times by one year each and currently extends through December 2017 with an option at PepsiCo’s sole discretion to extend the research funding period one additional year through December 2018. Under the agreement, we will determine whether to advance into commercial development any salt flavor modifiers discovered during the research funding period. PepsiCo will have non-exclusive rights to selected salt flavor modifiers discovered during the research funding period for use in all PepsiCo products worldwide. In addition, PepsiCo will receive a two-year period of exclusivity for the use of each of these flavor modifiers in snack foods and snack dips. In the event that PepsiCo pursues commercialization of any salt flavor modifiers discovered during the research funding period, PepsiCo will purchase the salt flavor modifier directly from us. PepsiCo has received customary protection provisions to ensure supply if we do not meet PepsiCo’s supply requirements; in such case, PepsiCo will have the right to contract with third party manufacturers and we will receive a royalty based on PepsiCo’s purchases from these third party manufacturers. We cannot assure you that we will receive any future commercial payments under this collaboration.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing HIS include Ajinomoto, BRAIN AG or Biotechnology Research and Information Network AG, Cargill, DSM, Evolva, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise and Takasago. We will continue to compete in the future with these companies in collaborating with and selling flavor ingredients and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and more established relationships with consumer products companies than we do.

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

Employees

As of December 31, 2016, we had 59 full-time employees, including 13 with Ph.D. degrees. Of our full-time workforce, 38 employees are engaged in research and development and 21 are engaged in sales, marketing, intellectual property management, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

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

Risks Related To Our Business

We are substantially dependent on our current and any future product discovery and development collaborators to develop and commercialize any flavor ingredient and natural high intensity sweeteners we may discover.

We are substantially dependent on our current and any other possible future collaborators to commercialize any flavor ingredients and natural high intensity sweeteners, or HIS, that we successfully develop and to provide the sales, marketing and distribution capabilities required for the success of our business. We have no control over the amount and timing of resources that our current or any future collaborators may devote to our programs or potential products. Our collaborators may decide not to devote the necessary resources to the commercialization of our ingredients and may choose not to incorporate our ingredients into any or all of their products within their licensed product fields on a timely basis or at all. Although our collaboration agreements vary, in some situations a collaborator may have the ability to return rights to one or more of our licensed flavor ingredients in some or all product categories or licensed territories and discontinue any associated minimum annual royalty obligations for those flavor ingredients, product categories or territories, as the case may be. A collaborator may elect to take any of these actions for any number of reasons, including as a result of unfavorable publicity regarding our flavor ingredients or our research methods, or if our flavor ingredients do not have the characteristics desired by the collaborator. These characteristics include, among other things, modifying properties, stability under various manufacturing and use conditions, solubility, taste, cost and an adequate safety profile. If these collaborators fail to conduct their commercialization, sales and marketing or distribution activities successfully and in a timely manner, or if our existing collaborators terminate their collaboration agreements with us prior to the expiration of the agreements, it will delay our ability to commercialize our flavor ingredients and HIS, we will earn little or no royalty revenues from our flavor ingredients and we will not be able to achieve our objectives or build a sustainable or profitable business.

We are dependent on our current and any future product discovery and development collaborators for our research and development funding.

A key element of our current strategy is to commercialize our ingredients through collaboration agreements. To date, substantially all of our research and development funding has been derived solely from research and development payments, license fees, milestone payments and cost reimbursement payments received under our collaborations. Substantially all of our research and development funding in the foreseeable future will result from these types of payments from these collaborations until such time, if ever, that we earn more significant royalties on future sales of consumer products incorporating our flavor ingredients or begin to generate meaningful revenues from our direct sales program.

We may not be able to enter into additional collaboration agreements with third parties due to the cost, licensing requirement and risks of our current product discovery and development collaborations. Each of our current collaboration agreements provides for the use of our ingredients within one or more defined food, beverage and ingredient product fields on an exclusive, co-exclusive or non-exclusive basis for the respective collaborator during the collaboration period specified in the agreement. In the case of exclusive agreements, or co-exclusive agreements where all fields and geographies are granted, we will not be able to enter into additional collaborations with any other food, beverage and ingredient company covering the same product field during the applicable collaboration period.

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

We may be unsuccessful in our efforts to discover, develop and commercialize natural sweet taste ingredients.

 We are currently expending significant resources attempting to discover, develop and commercialize novel no- or low-calorie natural HIS and natural sweet taste modifiers. While we have been successful in the past discovering, developing and commercializing artificial flavor ingredients, we have never commercialized a flavor ingredient derived from our library of natural compounds, and our success commercializing artificial flavor ingredients in the past does not ensure that we will have similar success discovering, developing and commercializing natural HIS and sweet taste modifiers.

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

Even if we are able to generate a viable natural HIS, we do not believe that any natural HIS would qualify for a FEMA GRAS determination for its use as a sweetener, and therefore would likely require a different approval process, including submission through the FDA GRAS notification process or under a Food Additive Petition, which may be significantly more expensive and time-consuming to complete. There can be no assurance that any natural HIS that we generate will satisfy the specific regulatory processes, including any applicable foreign regulatory approval requirements, which may limit or prevent collaborators from selling products containing any natural HIS that we may create.

Even if we successfully develop natural sweet taste modifier and/or HIS with appropriate attributes required for use in commercial products, our ability to scale up the manufacturing of our natural ingredients to enable their market launch will be dependent upon third parties being able to ferment or biosynthesize/manufacture such ingredients as we do not have the ability or expertise to do in-house. The fermentation or biosynthesis of a natural compound is very challenging and can be done only by a limited number of companies. If we are unable to successfully identify and collaborate with a third party capable of fermenting or biosynthesizing any natural ingredient that we are able to develop, we will not be able to scale up the manufacturing of such product to enable its market launch and our ability to successfully commercialize such product would be prohibited. Even if we are able to successfully collaborate with a third party capable of fermenting or biosynthesizing our natural ingredients, such third party may encounter difficulties developing a fermentation or biosynthesis manufacturing process which could result in delays in obtaining the necessary regulatory approvals and ultimately delay the commercialization of our natural ingredients. Even if we obtain the necessary regulatory approvals, we will have limited or no control over these third parties, and because we could not ensure the actual fermentation or biosynthesis of our natural HIS or the ability of our suppliers to comply with applicable legal and regulatory requirements, our ability to successfully commercialize natural ingredients may be delayed or limited.

Furthermore, due to ongoing uncertainty and changes to applicable laws and standards, there is a possibility that any HIS or flavor ingredient derived from our library of natural compounds could ultimately be categorized as an artificial, not natural, ingredient even if it is found in nature. If this were to occur, it would likely have a negative impact on the consumer appeal of any sweet taste modifier or HIS we develop from our library of natural compounds, and could deter food, beverage and ingredient products from incorporating the HIS or flavor ingredients. If this were to occur, our ability to successfully commercialize these ingredients would be limited and it could have a material adverse effect on our business, financial condition and results of operations.

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

Even if we or our collaborators receive regulatory approval and incorporate our flavor ingredients or HIS into products, those products may never be commercially successful.

Even if we discover and develop flavor ingredients with appropriate attributes required for use in commercial products and we obtain the necessary regulatory authorizations through the Flavor and Extract Manufacturers Association (FEMA) Expert Panel’s review and determination of our flavor ingredients as Generally Recognized as Safe (GRAS) or other regulatory approvals and receive the appropriate regulatory authorization to commercialize a natural HIS, the commercial utility for a novel flavor ingredient or HIS that we develop may ultimately be more limited than we expect. Our success depends to a significant degree upon successful commercial launches of food, beverage and ingredient products incorporating our flavor ingredients or HIS. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our commercial revenues are dependent upon consumer sales of these products. In addition, we may be unable to maintain our existing collaborations or attract new product discovery and development collaborators or new customers for our direct sales program. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and HIS and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

●	health concerns, whether actual or perceived, regarding our flavor ingredients, HIS, or those of our competitors;
●	unfavorable publicity regarding our flavor ingredients, HIS, or our research methods;
●	the timing of market entry as compared to competitive products;
●	whether our collaborators devote sufficient financial and other resources to promote our flavor ingredients or HIS;
●	the pricing of products that contain our flavor ingredients and HIS relative to other competing products;
●	the costs and market risks of reformulating existing products;
●	the rate of adoption of products by our collaborators and other companies in the flavor industry; and
●	any product labeling that may be required by United States or foreign regulatory agencies for products incorporating our flavor ingredients or HIS.

Disagreements or disputes with a collaborator or customer of our direct sales program could adversely impact our business operations and prospects.

From time to time we have disagreements or disputes with our collaborators regarding various subject matters, such as the interpretation of contractual rights and obligations under our agreements, the design of development studies for our ingredients and intellectual property matters. Because we depend on our collaborators to fund our research and development programs and commercialize our ingredients, any disputes or disagreements with our collaborators could disrupt our business operations and adversely impact our ability to maintain existing collaborations or secure new collaborations. We may also have disagreements or disputes with customers of our direct sales program regarding various subject matters such as the interpretation of contractual rights and obligations under our terms and conditions of sale. Whenever we become involved in a dispute or litigation with any collaborator or customer, we might have to spend significant amounts of money, time and effort to defend our position and we may not be successful. Even if we are successful, any dispute could divert management attention and resources from other strategic, commercial and research priorities.

If we or our collaborators are unable to obtain and maintain the GRAS determination by FEMA or other regulatory approval with respect to our ingredients required before certain of our ingredients can be incorporated into products that are sold, we would be unable to commercialize our ingredients and our business would be adversely affected.

In the United States, flavor ingredients and HIS are regulated under the Food, Drug and Cosmetic Act, or FD&C Act. Flavor ingredients that qualify for the GRAS review process are generally intended to be consumed in small quantities and have data supporting their safety under conditions of intended use. The Food Additive Amendments of 1958 prompted the flavor industry to establish in 1960 the FEMA Expert Panel whose purpose is to administer the FEMA GRAS review program for flavor ingredients.

Flavor Ingredients

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

High Intensity Sweeteners

A high intensity sweetener is regulated as a food additive by the FDA unless its use as a sweetener is generally recognized as safe, or GRAS, by qualified experts as safe under the conditions of intended use. The basis for a GRAS determination based on scientific procedures is that experts qualified by scientific training and experience to evaluate its safety conclude, based on publically available information, that the substance is safe under the conditions of its intended use and are thus exempt from the food additive approval process. Even if we are able to obtain regulatory approval through the FDA GRAS notification process for our HIS, this process will still be significantly more expensive and timely to complete than the FEMA GRAS review that we have historically undertaken for our flavor ingredients. If our HIS are not eligible as a GRAS substance, we will be required to submit a food additive petition to the FDA seeking approval of our HIS before it can be used in food. The safety studies, preparation and food additive petition review process ranges from two to five years. The additional safety studies required could cost up to approximately $10 million per HIS.

There can be no assurance that our natural HIS will be eligible for GRAS determination and we may be required to undertake additional lengthy and expensive safety studies and undergo a very lengthy review process to obtain regulatory approval, including any applicable foreign regulatory approval requirements, which may limit or prevent collaborators from selling products containing any natural HIS that we may discover.

We must secure and maintain regulatory approvals of our flavor ingredients and HIS through various governmental bodies outside the United States. The applicable regulations are complex and subject to change, which may adversely impact our ability to commercialize our flavor ingredients internationally.

Sales of our flavor ingredients outside of the United States will be subject to foreign regulatory requirements, which are determined by multiple bodies, such as the Joint FAO/WHO Expert Committee on Food Additives, or JECFA, and the European Food Safety Authority, or EFSA, and in some instances individual countries, such as China, Indonesia and Japan. These foreign regulatory requirements are complex and constantly changing, sometimes quite unpredictably, due, in part, to changes in agendas of political, business and social activist groups as well as government priorities. We may be required to incur substantial costs to comply with current or future laws and regulations, or new interpretations of existing laws and regulations, and our operations, business or financial condition could be adversely affected by such future requirements or interpretations of existing requirements.

A Generally Recognized as Safe, or GRAS, determination in the United States does not ensure approval in other jurisdictions because the requirements from jurisdiction to jurisdiction may vary widely and may change over time. In most cases, whether or not a GRAS determination has been obtained in the United States, approval of a product by the applicable regulatory authorities for a foreign country must still be obtained prior to manufacturing or marketing the product in that country. For example, we are aware of ongoing activities that are intended to clarify the regulatory approval process for flavor ingredients within the EU. Because of the inherent uncertainty associated with the regulatory approval process outside the United States, predicting the outcome or timing of review of any of our submissions to foreign regulatory authorities, present or in the future, is difficult. Accordingly, our estimates and forecasts for those submissions and potential approvals may not be accurate. The process of obtaining foreign approvals could result in significant delays, difficulties and costs for us and require additional safety studies and additional expenses. If we experience delays or if we fail to comply with these regulatory requirements or to obtain and maintain required approvals, our ability to generate revenue will be diminished.

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

●	our ability to discover, develop and commercialize natural sweet taste ingredients;
●	the termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our ability to grow our direct sales program;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	our receipt of milestone payments in any particular period;
●

our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements, including any product labeling that may be required by United States or foreign regulatory agencies for products incorporating our flavor ingredients or HIS; and

●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

We have a history of operating losses and we may not achieve or maintain profitability.

We have not been profitable and have generated substantial operating losses since we were incorporated in September 1998. We expect to incur additional losses in the future. The extent and duration of our future losses will depend, in part, on the rate of increase in our operating expenses and the rate of growth, if any, in our revenues from our existing and any future product discovery and development collaborations as well as from our direct sales program and other sources that may become available to us in the future. To date, substantially all of our revenues have come from research and development funding, license fees, cost reimbursement and milestone payments under our product discovery and development collaborations. In order for us to generate further royalty revenues and become profitable, we must successfully enter into new product discovery and development collaborations and our collaborators must further commercialize products incorporating one or more of our flavor ingredients, from which we can derive additional royalty revenues, or we must successfully grow our direct sales program or alternative strategies where we receive revenues from other sources. Our ability to generate commercial revenue is uncertain and will depend upon, among other things, our ability to meet particular commercialization, research and development objectives.

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

Our strategy includes entering into and working on simultaneous flavor ingredient and natural HIS discovery and development programs across multiple markets. We may choose to increase headcount in the future in order to meet our strategic objectives, which may place a strain on us, our management and our resources. Our ability to effectively manage our operations, growth and various projects requires us to continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may not be able to successfully implement these tasks on a larger scale and, accordingly, we may not achieve our research, development and commercialization goals. If we fail to improve our operational, financial and management information systems, or fail to effectively monitor or manage our new and future employees or our growth, our business would suffer significantly. In addition, no assurance can be made that we will be able to maintain adequate facilities to house our staff, conduct our research or achieve our business objectives.

Risks Related To Production and Supply

We rely on third parties to manufacture our flavor ingredients on a commercial scale.

We do not have experience in manufacturing nor do we have the resources or facilities to manufacture flavor ingredients on a commercial scale. Therefore, the commercialization of our flavor ingredients depends in part on our or our collaborators’ ability to manufacture, or to contract with third-party manufacturers of our ingredients, on a large scale, at a competitive cost, with the specified quality and in accordance with relevant food, beverage and ingredient regulatory requirements. Any such collaborators or third-party manufacturers may encounter manufacturing difficulties at any time that could result in delays in the commercialization of potential flavor ingredients and natural HIS.

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

We currently expect to rely on third parties to develop a fermentation or biosynthesis manufacturing process and manufacture and supply our natural HIS.

Even if we successfully develop natural sweet taste modifier and/or HIS with appropriate attributes required for use in commercial products, our ability to scale up the manufacturing of our natural ingredients to enable their market launch will be dependent upon third parties being able to ferment or biosynthesize/manufacture such ingredients as we do not have the ability or expertise to do so in-house. The fermentation or biosynthesis of a natural compound is very challenging and can be done only by a limited number of companies. If we are unable to successfully identify and collaborate with a third party capable of fermenting or biosynthesizing any natural ingredient that we are able to develop, we will not be able to scale up the manufacturing of such product to enable its market launch and our ability to successfully commercialize such product would be prohibited. Even if we are able to successfully collaborate with a third party capable of fermenting or biosynthesizing our natural ingredients, such third party may encounter difficulties developing a fermentation or biosynthesis manufacturing process which could result in delays in obtaining the necessary regulatory approvals and ultimately delay the commercialization of our natural ingredients. Even if we obtain the necessary regulatory approvals, we will have limited or no control over these third parties, and because we could not ensure the actual fermentation or biosynthesis of our natural HIS or the ability of our suppliers to comply with applicable legal and regulatory requirements, our ability to successfully commercialize natural ingredients may be delayed or limited.

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

Risks Related To Our Industry

Our ability to compete in the flavor ingredient and natural HIS market may decline if we do not adequately protect our proprietary technologies.

Our success depends in part on our ability to obtain and maintain intellectual property protection for our technologies flavor ingredients and natural HIS. Patent positions may be highly uncertain and may involve complex legal and factual questions, including the ability to establish patentability of sequences relating to taste receptors, proteins, chemical synthesis techniques, natural and synthetic compounds and methods for using them to modulate taste for which we seek patent protection. No consistent standard regarding the allowability or enforceability of claims in many of our pending patent applications has emerged to date. As a result, we cannot predict the breadth of claims that will ultimately be allowed in our patent applications, if any, including those we have in-licensed or the extent to which we may enforce these claims against our competitors. The degree of future protection for our proprietary rights is therefore highly uncertain and we cannot assure you that:

●	we were or will be the first to file patent applications or to invent the subject matter claimed in patent applications relating to the technologies upon which we rely;
●	our issued patent claims relating to our technologies will be sufficiently broad to protect our flavor ingredients and technologies and our customers’ use of our flavor ingredients and technologies;
●	others will not independently develop or duplicate similar or alternative flavor ingredients, sweeteners or technologies;
●	our issued patent claims will not be challenged, potentially invalidated or potentially circumvented by third parties;

●	our issued and future patent claims directed to naturally occurring materials will issue or continue to be valid in the U.S.;
●	the use of our technologies and flavor ingredients will not infringe any third-party patent or intellectual property;
●	any of our patent applications will result in issued patents, or if issued, that any of our existing and future patent claims will be held valid and enforceable against third-party infringement;
●	any of our patent applications will not result in interferences, derivation proceedings or disputes with third parties regarding priority of invention or the validity of any issued patent;
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

In addition, patent law outside the United States is uncertain and in many countries intellectual property laws are undergoing review and revision. The laws of some countries do not protect intellectual property rights to the same extent as domestic laws. It may be necessary or useful for us to participate in opposition or post-grant proceedings to determine the validity of our competitors’ patents, litigation to enforce our or our licensed intellectual property against others or to defend the validity of any of our or our licensors’ future patents, which could result in substantial costs and would divert our efforts and attention from other aspects of our business. We cannot be certain of the outcome of any such proceedings or litigation.

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

We are aware of other companies and academic institutions that have been performing research in the areas of taste modulation and flavor ingredients. In particular, other companies, academic institutions and inventor applicants have announced that they have conducted taste-receptor or ion channel research and have published data on taste receptor sequence information and taste receptors or filed patent applications or obtained patent protection on taste modulation, taste modulating compounds or taste receptors and their uses, including Ajinomoto, Axxam S.p.A., Brain, A.G., California Institute of Technology, Cargill, Chromocell Corp., Colorado State University, Columbia University, Dendreon, Duke University, the German Institute of Human Nutrition, Givaudan SA, International Flavors & Fragrances Inc., Johannes Gutenberg University, Kyushu University, Monell Chemical Senses Corp., Mount Sinai School of Medicine, the National Institutes of Health, Nestlé, Novartis, NutraSweet, Nutrinova GMBH, Pfizer, Inc., Ogawa Flavors & Fragrances, Sloan Kettering, Symrise, Tate & Lyle, The Scripps Research Institute, Unilever, the University of California, the University of Miami, the University of Tokyo, the University of Wisconsin, Virginia Commonwealth University and Wiessenbach. To the extent any of these companies, academic institutions or inventor applicants currently have, or obtain in the future, broad patent claims, such patents could block our ability to use various aspects of our discovery and development process and might prevent us from developing or commercializing newly discovered flavor ingredients and HIS or otherwise conducting our business. In addition, it is possible that some of the flavor ingredients and HIS that are discovered using our technology may not be patentable or may be covered by intellectual property of third parties.

The life sciences and other technology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Many life sciences and other technology companies have employed intellectual property litigation as a way to gain a competitive advantage. We may become involved in litigation, interference proceedings, derivation proceedings, oppositions, reexamination, protest, inter partes review, post grant review or other potentially adverse intellectual property proceedings as a result of alleged infringement by us of the rights of others or as a result of priority of invention disputes with third parties. Third parties may also challenge the validity of any of our issued patents in litigation or in opposition, reexamination, inter partes review, or post grant review proceedings. Similarly, we may initiate proceedings to enforce our patent rights and prevent others from infringing our or our licensed intellectual property rights. In any of these circumstances, we might have to spend significant amounts of money, time and effort defending our position and we may not be successful. In addition, any claims relating to the infringement of third-party proprietary rights or proprietary determinations, or validity determinations, even if not meritorious, could result in costly litigation, lengthy governmental proceedings, divert management’s attention and resources, or require us to enter into royalty or license agreements that are not advantageous to us.

Should any person have filed patent applications or obtained patents that claim inventions also claimed by us, we may have to participate in an interference proceeding or derivation proceeding declared by the relevant patent regulatory agency to determine priority of invention or derivation and, thus, the right to a patent for these inventions in the United States. Such a proceeding could result in substantial cost to us even if the outcome is favorable. Even if successful on priority grounds, an interference action may result in loss of claims based on patentability grounds raised in the interference action. Litigation, interference proceedings, derivation proceedings, or other proceedings could divert management’s time and efforts. Even unsuccessful claims could result in significant legal fees and other expenses, diversion of management’s time and disruption in our business. Uncertainties resulting from initiation and continuation of any patent proceeding or related litigation could harm our ability to compete and could have a significant adverse effect on our business, financial condition and results of operations.

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

The life sciences and other technology industries are characterized by rapid technological change, and the area of sensory or taste receptor research is a rapidly evolving field. Our future success will depend on our ability to maintain a competitive position with respect to technological advances. Technological developments by others may result in our flavor ingredients or natural HIS and technologies becoming obsolete.

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other ingredients, such as essential oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing HIS include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, DSM, Evolva, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise and Takasago. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor ingredients for incorporation in food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

Savory flavor ingredients, such as inosine monophosphate, or IMP, and natural HIS, such as Stevia, are commercially available, and we will compete with the companies that produce these ingredients. IMP and natural HIS, such as Stevia, are widely available and is a generally accepted by the food, beverage and ingredient industries. As a result, our existing and future collaborators may choose to incorporate IMP or similar savory flavor ingredients or Stevia or other natural HIS, into their food, beverage and ingredient products instead of our ingredients. We may compete with bitter masking or bitter blocking compounds, such as adenosine 5’ monophosphate, or AMP. We may also compete with known methods for reducing sodium, such as the use of potassium chloride in combination with flavors and masking agents. In addition, we may compete with existing cooling agents, such as menthol and WS-3, which are currently in use.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to many factors, including:

●	our product discovery, development and commercialization collaborators’ decisions concerning the timing and extent of commercialization of our flavor ingredients;
●	publications, articles or other media concerning our flavor ingredients and/or commercialization efforts;
●	failure of any of our flavor ingredients, if approved, to achieve commercial success;
●	developments concerning our collaboration agreements, including the ability to enter into new agreements;
●	our ability to generate significant revenues from our direct sales program;
●	fluctuations in our operating results;
●	public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods;
●	developments related to the United States and international regulatory approval of our products;
●	results of safety evaluation of our flavor ingredients;
●	government regulation;
●	the discovery of a product defect or the commencement of a product recall;
●	an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;
●	developments in patent or other proprietary rights;
●	announcements of technological innovations by us or others;
●	changes in our management, key personnel or members of our Board of Directors;
●	future sales of our common stock by existing stockholders, officers or directors;
●	comments by securities analysts; and
●	general market conditions.

If we sell shares of our common stock under our Purchase Agreement with Lincoln Park Capital Fund, LLC dated December 21, 2016, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the Purchase Agreement, we have the right to sell up to $14,000,000 of shares of common stock to Lincoln Park over a 24-month period at our option and subject to certain limitations. The sale of shares of our common stock pursuant to the Purchase Agreement will have a dilutive impact on our existing stockholders. Lincoln Park may resell some or all of the shares we issue to it under the Purchase Agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.

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

Fiscal 2016 Quarter ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
High	$3.85	$3.74	$4.85	$4.17
Low	$2.56	$2.11	$2.36	$0.78

Fiscal 2015 Quarter ended	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
High	$6.39	$5.97	$7.80	$5.65
Low	$4.16	$4.30	$4.35	$3.58

The last sale price for our common stock as reported by the NASDAQ Stock Market on February 21, 2017 was $1.11 per share. As of February 21, 2017, there were approximately 50 stockholders of record of our common stock.

We have never declared or paid any cash dividends to our stockholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in 2016.

Performance Measurement Comparison (1)

The following graph compares the cumulative five-year total return to stockholders on Senomyx, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016. To date, we have not declared any dividends. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of the possible future performance of our common stock.

	12/2011	12/2012	12/2013	12/2014	12/2015	12/2016

Senomyx, Inc.	100.00	48.28	145.40	172.70	108.33	27.59
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
NASDAQ Biotechnology	100.00	134.68	232.37	307.67	328.76	262.08

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

	Years ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues:
Development revenues	$13,797	$17,838	$21,827	$24,657	$26,981
Commercial revenues	9,242	7,044	5,835	4,630	4,332
Total revenues	23,039	24,882	27,662	29,287	31,313
Operating expenses:
Cost of commercial revenues	1,096	638	644	325	303
Research, development and patents	20,950	24,085	26,627	28,612	28,644
Selling, general and administrative	11,752	12,849	12,578	12,283	11,619
Total operating expenses	33,798	37,572	39,849	41,220	40,566
Loss from operations	(10,759)	(12,690)	(12,187)	(11,933)	(9,253)
Other income	73	42	37	35	67
Net loss	$(10,686)	$(12,648)	$(12,150)	$(11,898)	$(9,186)

Basic and diluted net loss per share	$(0.24)	$(0.29)	$(0.29)	$(0.29)	$(0.23)

Shares used to compute basic and diluted net loss per share	44,803,952	43,968,167	42,611,904	40,662,640	39,956,283

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$12,363	$22,954	$28,738	$32,962	$41,823
Working capital	14,961	19,649	19,800	15,611	22,051
Total assets	23,764	32,575	38,161	41,614	53,280
Accumulated deficit	(278,171)	(267,485)	(254,837)	(242,687)	(230,789)
Total stockholders’ equity	14,802	19,524	23,558	19,678	25,728

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

Overview and Recent Developments

We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt taste modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to modify or enhance the flavor profile of a variety of food and beverages. We also have an ongoing effort to discover and develop natural high intensity sweeteners, or HIS. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (i.e., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

Historically, we have derived our revenues from collaborative agreements by licensing our flavor ingredients to our collaborators on an exclusive or co-exclusive basis and receiving royalties and commercial milestones upon commercialization. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, Nestlé SA, or Nestlé, and PepsiCo, Inc., or PepsiCo. Depending upon the collaboration, our collaboration agreements have generally provided for license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. As our technology has evolved from concept to commercial products, we have shifted our licensing approach with respect to collaborations for our flavor ingredients and natural HIS. Rather than licensing flavor ingredients and natural HIS to a collaborator on an exclusive or co-exclusive basis, we have begun licensing our ingredients on a non-exclusive basis to expand the addressable market for commercialization. We believe this approach will allow greater commercialization and usage of our ingredients by multiple food, beverage and ingredient supply companies.

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

In September 2016, we announced that we entered into an Amended and Restated Collaborative Research, Development, Commercialization and License Agreement with PepsiCo effective as of September 30, 2016. The agreement extends PepsiCo’s research funding for our natural sweet taste program for an additional three years, through September 2019. The research program has been broadened to include the screening and evaluation of plant extracts and plant fractionations owned by PepsiCo in addition to our own natural botanical library.

Research and Development Funding: Under the agreement, we will receive $18.0 million in research and development payments, payable in equal quarterly installments over the three-year research period. Under certain specified limited circumstances, this level of funding may be reduced, but under no circumstances would this funding be reduced below $15.0 million during the three-year research period. In addition, PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program.

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

Rights: PepsiCo will have non-exclusive rights for commercial development of natural sweeteners and natural sweet enhancers discovered, developed and selected under the collaboration for use in all non-alcoholic beverage categories on a worldwide basis. We will have the right to collaborate with any third party concerning the research, development and commercialization of its natural sweet taste program, except with respect to a key competitor of PepsiCo. We may also not license any selected natural sweet enhancer or natural sweeteners to such key competitor for a period of two years following the receipt of U.S. regulatory approval. We have immediate rights to collaborate with any third party concerning the research, development and commercialization of our synthetic sweet taste program. PepsiCo will maintain their existing rights to any sweet enhancer selected prior to the Amended and Restated Collaborative Research, Development, Commercialization and License Agreement effective date.

Milestones/Royalties: We will also be eligible for milestone payments based on the achievement of predetermined goals as well as royalty payments upon the sale of products containing natural sweeteners or natural sweet enhancers selected under the collaboration. If a selected natural sweetener or natural sweet enhancer is discovered solely through PepsiCo’s natural library, PepsiCo will be entitled to a reduction in the royalty payable to us and to receive a royalty on our commercial revenues generated by such selected ingredient.

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

●

our ability to enter into new product discovery, development and commercialization collaborations and technology collaborations and our payment obligations, expected revenues and other terms of any of our agreements;

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

As of December 31, 2016, we have recognized cumulative revenues under our collaborations of $295 million. If any of our collaborative agreements were to terminate earlier than currently anticipated, we may experience a significant decline in our revenues. We anticipate that a significant portion of our revenues in the near future will be derived from research and development funding. We may receive license fees and/or additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

As our collaborators launch products incorporating our flavor ingredients or natural HIS, we may receive minimum periodic royalties and royalty payments based upon the sales of those products. In addition, we generate revenues from flavor ingredient sales directly to flavor companies for re-sale to food and beverage companies. Such royalty payments and flavor ingredient sales in the future could be significantly larger than research and development funding, license fees or milestone payments. In order for us to generate significant royalty revenues and flavor ingredient sales and to become profitable, we must retain our existing collaborations or establish new product discovery, development and commercialization collaborations and our collaborators and other customers must successfully commercialize products incorporating one or more of our flavor ingredients. Our ability to generate significant royalty revenues or flavor ingredient sales is inherently uncertain and will depend upon our ability to meet particular research, development and commercialization objectives and the ability and willingness of food and beverage companies to commercialize products incorporating our flavor ingredients on expected timelines.

Cost of Commercial Revenues

Cost of commercial revenues consists of royalties payable under our third-party licensing agreements and cost of goods sold for sales of our flavor ingredients under our direct sales program.

Research, Development and Patents

Our research, development and patent expenses consist primarily of costs associated with our discovery and development efforts related to natural HIS, sweet taste modifiers and salt taste modifiers. We track research, development and patent costs by the type of cost incurred rather than by project. Research, development and patent costs are comprised of salaries and other personnel-related expenses, facilities and depreciation, research and development supplies, patents and licensing, outside services and non-cash stock-based compensation expenses. We charge research, development and patent expenses to operations as incurred.

The research, development and patents payments we have received from our collaboration agreements historically have not covered all of our research, development and patents expenses. At this time, due to the risks inherent in the discovery of flavor ingredients and natural HIS, we are unable to estimate with any certainty the costs we will incur in the continued development of our products for commercialization. We anticipate that we will make determinations regarding the research and development projects to pursue and the funding of each project on an ongoing basis in response to the progress of each discovery and development program, as well as an ongoing assessment of its market potential.

Our ability to complete the development of our current product candidates is subject to many risks and uncertainties. These risks include the risks, among others, that:

•	we are substantially dependent upon our collaborators for research and development funding;
•	our collaborators may terminate their respective collaboration programs early;
•	we may not be able to discover flavor ingredients or natural HIS with the desired taste attributes;
•	we may not be successful in developing flavor ingredients or natural HIS with other attributes required for use in commercial products;
•	we may be unable to obtain and maintain FEMA GRAS determination for our flavor ingredients, or equivalent regulatory approvals in other geographies; and
•	we may be unable to obtain and maintain US regulatory authorization for our natural HIS, or equivalent regulatory approvals in other geographies.

If we do not complete the development of our flavor ingredients or natural HIS on a timely basis, our collaborators may terminate or not renew our collaboration agreements, we may begin receiving revenue from the commercialization of products incorporating our flavor ingredients or natural HIS later than anticipated, or not at all, and it may be more difficult to enter into new collaboration agreements. In any of these cases, we may require substantial additional funding in order to continue development of our flavor ingredients and natural HIS.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of salaries and other personnel-related expenses related to business development, legal, financial, sales and commercial development, supply chain management and other administrative functions. Selling, general and administrative expenses also include non-cash stock-based compensation expenses.

Results of Operations

Years Ended December 31, 2016, 2015 and 2014

Revenues

We recorded revenues of $23.0 million, $24.9 million and $27.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. Research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 82% of the total revenues for the year ended December 31, 2016. The decrease of $1.8 million in total revenues from 2015 to 2016 resulted from a $4.0 million decrease in development revenues and a $2.2 million increase in commercial revenues in 2016.

Development revenues in 2016 decreased $4.0 million from 2015 largely due to the conclusion in July 2016 of the research funding period of the sweet taste program collaboration with Firmenich, which accounted for a decrease of $2.4 million.

Commercial revenues increased $2.2 million in 2016, reflecting a $2.5 million increase in royalties related to our sweet taste program, as well as increases in direct sales and royalties from our bitter blocker and savory flavor programs. These increases were partially offset by a $1.5 million decrease in commercial milestone payments.

For 2015, research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 87% of total revenues. The decrease of $2.8 million from 2014 to 2015 resulted from a $4.0 million decrease in development revenues and a $1.2 million increase in commercial revenues in 2015.

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

For 2017, we expect total revenues to remain relatively constant compared to 2016, with increasing commercial revenues and decreasing development revenues.

Cost of Commercial Revenues

Our cost of commercial revenues were $1.1 million, $638,000 and $644,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in cost of commercial revenues from 2015 to 2016 resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold due to an increase in direct sales. Despite the $1.2 million increase in commercial revenues from 2014 to 2015, costs of commercial revenues did not increase because no royalties were payable under our third-party licensing agreements for the $1.5 million commercial milestone achieved in 2015.

Research, Development and Patents Expenses

Our research, development and patents expenses, which include stock-based compensation expenses associated with research and development personnel, were $21.0 million, $24.1 million and $26.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Salaries and personnel	$9,832	$12,007	$12,670
Facilities and depreciation	3,926	4,469	4,988
Patents and licensing	2,027	2,021	2,020
Non-cash stock-based compensation	1,932	2,234	2,575
Research and development supplies	1,259	1,415	2,131
Outside services	1,124	1,046	1,364
Miscellaneous	850	893	879
Total research, development and patents expenses	$20,950	$24,085	$26,627

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $9.8 million, $12.0 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The $2.2 million decrease in 2016 was primarily due to decreased staffing levels and a decrease in employee bonuses. The $663,000 decrease in salaries and personnel expenses from 2014 to 2015 primarily resulted from a decrease in staffing levels. For 2017, we expect salaries and personnel expenses to decrease from 2016 levels primarily due to an organizational restructuring completed in 2016.

Facilities and Depreciation.  Our facilities and depreciation expenses were $3.9 million, $4.5 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The $540,000 decrease from 2015 to 2016 primarily reflects lower depreciation expenses as certain scientific equipment became fully depreciated. The $519,000 decrease from 2014 to 2015 reflects reduced amortization of leasehold improvements resulting from the extension of our building lease through February 2024 and resulting extension of the amortization period for the leasehold improvements. For 2017, we expect facilities and depreciation expenses to remain relatively constant compared to 2016.

Patents and Licensing. Our patents and licensing expenses were $2.0 million for each of the years ended December 31, 2016, 2015 and 2014. For 2017, we expect our patents and licensing expenses to be consistent with 2016.

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $1.9 million, $2.2 million and $2.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decreases of $302,000 from 2015 to 2016 and $341,000 from 2014 to 2015 were primarily due to decreased valuations of stock options granted to employees. For 2017, we expect a decrease in non-cash stock-based compensation expenses in comparison to 2016 as a result of lower valuations of stock options.

Research and Development Supplies. Our expenses for supplies used in research and development were $1.3 million, $1.4 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decreases of $156,000 from 2015 to 2016 and $716,000 from 2014 to 2015 were primarily due to decreased purchases of scientific supplies resulting from reduced staffing levels. For 2017, we expect research and development supplies expenses to decrease from 2016 levels primarily due to narrowing the scope of our research and development operations to focus on natural products.

Outside Services. Our outside services expenses were $1.1 million, $1.0 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The $318,000 decrease from 2014 to 2015 resulted from decreased activities related to safety studies due to the timing of product candidates in development. For 2017, we expect outside services expenses to be consistent with 2016.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which include non-cash stock-based compensation expenses associated with selling, general and administrative personnel, were $11.8 million, $12.9 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The $1.1 million decrease in expenses from 2015 to 2016 was attributable to an $864,000 decrease in personnel-related expenses due to reduced staffing levels and reduced bonuses for 2016, as well as a decrease in non-cash stock-based compensation expenses. The $271,000 increase in expenses from 2014 to 2015 was primarily due to employee bonuses returning to historical levels in 2015 following reduced levels in 2014. Partially offsetting this increase was a decrease in non-cash stock-based compensation expenses due to a lower valuation for stock options granted to employees in 2015.

For 2017, we expect a decrease in our selling, general and administrative expenses in comparison to 2016, due in part to lower stock-based compensation expenses.

Other Income

Other income was $73,000, $42,000 and $37,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The changes reflect slight increases in interest rates for our investment securities over the period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of December 31, 2016, we had received $258.1 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $33.3 million in commercial payments.

At December 31, 2016, we had $12.4 million in cash, cash equivalents and short-term investments available-for-sale as compared to $23.0 million at December 31, 2015, a decrease of $10.6 million. This decrease resulted primarily from the use of cash to fund our operations.

Operating Activities

Operating activities used cash of $11.6 million, $8.2 million and $13.6 million in 2016, 2015 and 2014, respectively. The $3.4 million increase in net cash used in operating activities from 2015 to 2016 primarily reflects decreased research funding payments received and an increase in rent payments in 2016. The $5.4 million decrease in net cash used in operating activities from 2014 to 2015 resulted primarily from a $1.9 million decrease in rent payments as a result of the February 2015 amendment of our facilities lease and a $1.1 million reduction in employee bonus payments in 2015.

Investing Activities

Investing activities provided cash of $9.1 million in 2016 and $5.7 million in 2015, and used cash of $3.6 million in 2014. The sources of cash flow reflect changes in the timing of maturities and purchases of available-for-sale securities and purchases of property and equipment. The net use of cash in 2014 largely resulted from investment portfolio changes to hold more short-term investments and less cash equivalents. Cash outflows from purchases of property and equipment varied from $138,000 in 2016 to $690,000 in 2015 and $328,000 in 2014, primarily reflecting replacement of certain scientific equipment.

Financing Activities

Financing activities provided cash of $1.2 million, $3.4 million and $10.0 million in 2016, 2015 and 2014, respectively. Cash provided by financing activities reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options. Such totals generally fluctuate based on changes in the price of our common stock and the higher price of our common stock through most of 2014 resulted in increased exercises of employee stock options and greater participation in the employee stock purchase program.

As of December 31, 2016, the future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$20,076	$1,880	$5,768	$5,883	$6,545
License payments	376	213	163	—	—
Total	$20,452	$2,093	$5,931	$5,883	$6,545

As of December 31, 2016, we had no long-term debt obligations.

As of December 31, 2016, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $800,000. In the next 12 months, we also plan to spend approximately $1.8 million on capital expenditures.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

●	our ability to generate flavor ingredient sales under our direct sales program;
●	our ability to maintain product discovery, development and commercialization collaborations;
●	the rate of progress and cost of research and development activities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost of our direct sales program, including purchases of inventory;
●	the number and scope of our research activities;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the proceeds from the issuance of common stock upon the exercise of stock options;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or in-license new products, technologies or businesses.

We are entitled to receive $17.5 million in non-refundable research and development payments from our collaborators from December 31, 2016 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC, from time to time, in our sole discretion, up to $14 million in shares of our common stock over the next 24 months, subject to certain limitations and conditions set forth in the agreement. On any trading day we select, we have may direct LPC to purchase up to 250,000 shares of our common stock at a purchase price based on the prevailing market price at the time of sale as set forth in the agreement and subject to a floor price of $0.50 per share; LPC’s obligation under each such purchase shall not exceed $2 million. In addition, we may direct LPC to purchase additional amounts under certain circumstances as set forth in the agreement. We have the right to terminate the Purchase Agreement at any time, at no cost to us. In February 2017, we sold 500,000 shares to LPC for cash proceeds of $568,000.

We believe our available cash, cash equivalents, investments and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months after the filing of our Form 10-K.

Until we can generate significant cash from our operations, we expect to continue to fund our operations with existing cash resources that were primarily generated from license payments, research and development payments and milestone payments under our product discovery and development collaborations and from the proceeds of sales of our equity securities.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Inventories

We sell certain of our flavor ingredients to flavor companies for their use in the development of proprietary flavor systems for their food and beverage company customers. To ensure adequate inventory supply for this direct sales program, we must forecast inventory needs of certain of our flavor ingredients and place orders with our manufacturers before firm orders are received from our customers. We may also be required to purchase substantial amounts of flavor ingredients in order to establish manufacturing relationships with third parties or to give potential customers greater confidence in the reliability of our supply.

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. For established businesses, factors in assessing excess inventory typically include historical data such as sales, gross margins and inventory turns calculations, as well as future sales forecasts. However, because our direct sales program is relatively new and requires a lengthy sales cycle, there is limited historical data available and such data is not representative of future anticipated sales. In lieu of considering historical data alone, we must consider other information such as sales forecasts, sales pipeline and qualitative factors such as the progress of sales and marketing efforts. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices. We also consider the risk that our inventory will degrade such that it will no longer meet product specifications and make judgments regarding the continued efficacy of our products through analytical testing.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited the accompanying balance sheets of Senomyx, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senomyx, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Senomyx Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2017

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets:

Current assets:
Cash and cash equivalents	$3,587	$4,818
Short-term investments available-for-sale	8,776	18,136
Accounts receivable	5,352	3,193
Inventories	2,335	2,434
Other current assets	983	660
Total current assets	21,033	29,241

Property and equipment, net	2,731	3,334

Total assets	$23,764	$32,575

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$5,490	$5,303
Deferred rent	—	559
Leasehold incentive obligation	219	219
Deferred revenues	14	3,511
Total current liabilities	5,723	9,592

Deferred rent	1,886	1,886
Leasehold incentive obligation	1,353	1,573

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 45,298,403 and 44,503,820 shares issued and outstanding at December 31, 2016 and 2015, respectively	45	45
Additional paid-in-capital	292,932	286,991
Accumulated other comprehensive loss	(4)	(27)
Accumulated deficit	(278,171)	(267,485)
Total stockholders’ equity	14,802	19,524

Total liabilities and stockholders’ equity	$23,764	$32,575

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014

Revenues:
Development revenues	$13,797	$17,838	$21,827
Commercial revenues	9,242	7,044	5,835

Total revenues	23,039	24,882	27,662

Operating expenses:
Cost of commercial revenues	1,096	638	644
Research, development and patents	20,950	24,085	26,627
Selling, general and administrative	11,752	12,849	12,578

Total operating expenses	33,798	37,572	39,849

Loss from operations	(10,759)	(12,690)	(12,187)

Other income	73	42	37

Net loss	(10,686)	(12,648)	(12,150)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	23	(17)	(17)

Comprehensive loss	$(10,663)	$(12,665)	$(12,167)

Net loss per share, basic and diluted	$(0.24)	$(0.29)	$(0.29)

Shares used in calculating net loss per share, basic and diluted	44,803,952	43,968,167	42,611,904

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity

Balance at December 31, 2013	41,095,917	$41	$262,317	$7	$(242,687)	$19,678

Issuance of common stock related to the exercise of options	1,802,295	2	8,564	—	—	8,566
Issuance of common stock related to employee stock plan purchases	472,097	—	1,300	—	—	1,300
Compensation related to stock options granted to employees and non-employee directors	—	—	6,142	—	—	6,142
Compensation related to stock options granted to consultants	—	—	39	—	—	39
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,150)	(12,150)
Balance at December 31, 2014	43,370,309	$43	$278,362	$(10)	$(254,837)	$23,558

Issuance of common stock related to the exercise of options	698,851	1	2,139	—	—	2,140
Issuance of common stock related to employee stock plan purchases	434,660	1	1,220	—	—	1,221
Compensation related to stock options granted to employees and non-employee directors	—	—	5,230	—	—	5,230
Compensation related to stock options granted to consultants	—	—	40	—	—	40
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,648)	(12,648)
Balance at December 31, 2015	44,503,820	$45	$286,991	$(27)	$(267,485)	$19,524

Issuance of common stock related to the exercise of options	254,697	—	543	—	—	543
Issuance of common stock related to employee stock plan purchases	245,768	—	703	—	—	703
Issuance of common stock related to an equity purchase agreement	294,118	—	256	—	—	256
Compensation related to stock options granted to employees and non-employee directors	—	—	4,412	—	—	4,412
Compensation related to stock options granted to consultants	—	—	27	—	—	27
Unrealized gain on investments	—	—	—	23	—	23
Net loss	—	—	—	—	(10,686)	(10,686)
Balance at December 31, 2016	45,298,403	$45	$292,932	$(4)	$(278,171)	$14,802

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Operating Activities
Net loss	$(10,686)	$(12,648)	$(12,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	741	1,098	2,239
Accretion of premium on available-for-sale securities	152	148	220
Amortization of leasehold incentive obligation	(220)	(347)	(987)
Stock-based compensation for employees and non-employee directors	4,412	5,230	6,142
Stock-based compensation for non-employees	27	40	39
Change in operating assets and liabilities:
Accounts receivable	(2,159)	(917)	(150)
Inventories	279	(877)	(1,361)
Other current assets	20	387	(438)
Accounts payable, accrued expenses and other current liabilities	(61)	255	(2,071)
Deferred revenues	(3,497)	(2,180)	(4,862)
Deferred rent	(559)	1,575	(268)
Net cash used in operating activities	(11,551)	(8,236)	(13,647)

Investing activities
Purchases of property and equipment	(138)	(690)	(328)
Purchases of available-for-sale securities	(9,538)	(16,108)	(22,039)
Maturities of available-for-sale securities	18,750	22,530	18,815
Net cash provided by (used in) investing activities	9,074	5,732	(3,552)

Financing activities
Proceeds from issuance of common stock	1,246	3,361	9,959
Net cash provided by financing activities	1,246	3,361	9,959

Net change in cash and cash equivalents	(1,231)	857	(7,240)
Cash and cash equivalents at beginning of year	4,818	3,961	11,201
Cash and cash equivalents at end of year	$3,587	$4,818	$3,961

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at year-end	$180	$—	$762
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at year-end	$—	$—	$93

See accompanying notes to financial statements.

Senomyx, Inc.

Notes to Financial Statements

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Senomyx, Inc. (“we”, “us” or “our”) was incorporated in Delaware in September 1998 and commenced operations in January 1999. We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients and natural high intensity sweeteners (HIS) for the packaged food, beverage and ingredient supply industries to improve the nutritional profile of their products and generate cost of goods savings while maintaining or improving taste. Our current programs focus on the development and/or commercialization of sweet, savory and salt flavor ingredients, bitter blockers and cooling agents.

We currently have product discovery, development and commercialization collaborations with four of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”), Nestlé SA (“Nestlé”) and PepsiCo, Inc. (“PepsiCo”). Our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We also sell certain flavor ingredients directly to flavor companies for inclusion in flavor systems for re-sale to food and beverage companies.

Basis of Presentation

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $278.2 million at December 31, 2016. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at December 31, 2016 totaled $12.4 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value.

Investments Available-for-Sale

Our surplus cash is generally invested in United States Treasuries, United States government agency bonds and corporate bonds with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Our investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of these items.

Concentration of Credit Risk and Major Collaborations

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents and investments available-for-sale. We limit our exposure to credit loss by placing our cash, cash equivalents, and investments with high credit quality financial institutions in instruments with short maturities.

We derive significant portions of our revenues from a relatively small number of collaborators. For the years ended December 31, 2016, 2015 and 2014, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows:

	Years Ended December 31,
	2016		2015		2014
PepsiCo (in millions)	$14.0	(61%)	$14.9	(60%)	$14.5	(53%)
Firmenich (in millions)	$6.7	(29%)	$8.8	(35%)	$9.4	(34%)

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At December 31, 2016 and 2015, we did not have any allowances for uncollectible receivables.

Accounts receivable from customers which contributed 10% or more of accounts receivable at December 31, 2016 and 2015 were as follows:

	December 31,
	2016		2015
PepsiCo (in millions)	$3.4	(63%)	$2.0	(61%)
Firmenich (in millions)	$1.3	(24%)	$1.2	(37%)
Ajinomoto (in millions)	$0.6	(11%)	—

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At December 31, 2016 and 2015, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

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

Property and Equipment, net

Property and equipment, net are stated at cost less accumulated depreciation and are depreciated over the estimated useful lives of the assets (ranging from three to five years) using the straight-line method. Leasehold improvements are amortized over the estimated useful life of the asset or the lease term, whichever is shorter.

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (“ASC”), if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2016.

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

Non-refundable license fees, if not associated with our future performance, are recognized when received. Non-refundable license fees, if associated with our future performance obligations, are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenues as the services are performed. Revenue is deferred for fees received before earned. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. If these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement. We assess whether a milestone is substantive at the inception of each agreement. Revenues from cost reimbursement are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence.

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

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2018, along with providing certain additional disclosures. We will adopt the new standard on January 1, 2018 and are currently determining the adoption method as well as the impact the adoption of this standard will have on the financial statements. We have established an implementation plan for adopting this new standard and are continuing to assess all potential effects of the standard. Our current analysis indicates that the new standard may impact the timing of recognition for royalty revenues associated with sales made by collaborators. Currently, we record royalty revenues upon receipt of reports from our collaborators, which is typically one quarter in arrears. We believe the timing of revenue recognition associated with this revenue stream could potentially be recognized earlier than historically recorded if information is available to allow us to estimate the royalty revenues at the time the collaborator makes the sale.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $19.3 million, $22.4 million and $24.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $1.7 million for each of the years ended December 31, 2016, 2015 and 2014.

Employee Benefit Plans

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code covering employees who meet certain eligibility requirements. Eligible employees may defer their pre-tax compensation up to the maximum allowed by the Internal Revenue Service, or IRS. Under the plan, we may match a portion of employee contributions up to a defined maximum. Such matching contributions become vested and non-forfeitable according to a defined vesting schedule. We made matching contributions of $166,000, $183,000 and $199,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

Compensation cost for stock-based awards is based on the estimated grant-date fair value. We use the Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2016	2015	2014
Stock Options
Expected volatility	65.2%	65.6%	71.8%
Risk-free interest rate	1.62%	1.73%	1.82%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.1	6.2
Employee Stock Purchase Plan
Expected volatility	65.5%	68.4%	68.9%
Risk-free interest rate	0.67%	0.47%	0.23%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	1.3	1.2	1.3

Expected volatility is based on our historical volatility. The risk-free interest rate for the expected term of the option is based on the average United States Treasury yield curve at the grant date. The assumed dividend yield is based on our expectation of not paying dividends in the foreseeable future. The expected term of options granted is based on historical exercise data. The assumptions related to expected volatility and risk-free interest rate used for the valuation of stock options differ from those used for the valuation of employee stock purchase plan rights primarily due to the difference in their respective expected terms.

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 were $1.70, $2.79 and $5.53 per share, respectively. The weighted-average estimated fair value of employee stock purchase plan rights granted during the years ended December 31, 2016, 2015 and 2014 were $1.74, $2.88 and $4.21 per share, respectively.

Stock-based compensation expenses recognized in the Statements of Operations are based on awards ultimately expected to vest; accordingly, these expenses are reduced for estimated forfeitures. The Compensation-Stock Compensation Topic of the FASB ASC requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 3.0%, 3.8% and 4.0% for the years ended December 31, 2016, 2015 and 2014, respectively, based on historical experience.

Stock-based compensation expenses for options and awards are recognized on a straight-line basis. Stock-based compensation expenses are allocated to research, development and patents or selling, general and administrative based upon the department to which the associated employee or non-employee reports.

Total stock-based compensation expenses recognized for the years ended December 31, 2016, 2015 and 2014 was comprised as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Research, development and patents	$1,932	$2,233	$2,575
Selling, general and administrative	2,507	3,037	3,606
Total stock-based compensation expenses	$4,439	$5,270	$6,181

The total fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $5.8 million and $3.7 million, respectively. At December 31, 2016, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $4.7 million, expected to be recognized over a weighted average period of 1.6 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2016	2015	2014
Numerator:
Net loss (in thousands)	$(10,686)	$(12,648)	$(12,150)

Denominator:
Weighted average common shares	44,803,952	43,968,167	42,611,904

Basic and diluted net loss per share	$(0.24)	$(0.29)	$(0.29)

	Years Ended December 31,
	2016	2015	2014
Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,538,693	10,942,398	11,256,053

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) as of December 31, 2016, 2015 and 2014 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States. Due to the confidential nature of our collaborations, it is impracticable to report geographic information related to revenues.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management is required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. We have adopted this guidance for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. This guidance is effective beginning January 1, 2017 and we will adopt this ASU in the first quarter of 2017. We have excess tax benefits for which a benefit could not be previously recognized of approximately $3.2 million and $243,000 for Federal and California purposes, respectively. Upon adoption, the balance of the unrecognized excess tax benefits will be reversed with the impact recorded to retained earnings, including any change to the valuation allowance as a result of adoption. Due to the full valuation allowance on our deferred tax assets, we do not expect any impact to the financial statements as a result of this adoption.

2. Balance Sheet Details

Short-term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$4,222	$—	$(2)	$4,220
Corporate bonds	4,558	—	(2)	4,556
Short-term investments available-for-sale	$8,780	$—	$(4)	$8,776

The following is a summary of short-term investments available-for-sale securities at December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$7,716	$—	$(7)	$7,709
Corporate bonds	10,447	—	(20)	10,427
Short-term investments available-for-sale	$18,163	$—	$(27)	$18,136

Short-term investments available-for-sale securities we consider to be temporarily impaired at December 31, 2016 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	3	$3,519	$(2)
Corporate bonds	6	3,756	(2)
Temporarily impaired securities	9	$7,275	$(4)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2016 and 2015. As of December 31, 2016, all available-for-sale securities had maturity dates within one year.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2016	2015
Scientific equipment	$11,875	$12,547
Computer equipment	2,791	3,224
Furniture and fixtures	1,077	1,077
Leasehold improvements	13,228	13,228
Property and equipment, gross	28,971	30,076
Less accumulated depreciation and amortization	(26,240)	(26,742)
Property and equipment, net	$2,731	$3,334

Depreciation expense was $0.7 million, $1.1 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2016	2015
Accounts payable	$1,079	$352
Accrued employee benefits	3,030	4,105
Other accrued expenses	1,381	846
Accounts payable, accrued expenses and other current liabilities	$5,490	$5,303

3. Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and indicates the fair value hierarchy of the valuation techniques we use to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during 2016 or 2015.

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

The fair value as of December 31, 2016 and 2015 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$3,028	$3,028	$—	$—
U.S. government agency bonds	4,220	—	4,220	—
Corporate bonds	4,556	—	4,556	—
Total financial instruments owned	$11,804	$3,028	$8,776	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$3,043	$3,043	$—	$—
U.S. government agency bonds	9,208	—	9,208	—
Corporate bonds	10,427	—	10,427	—
Total financial instruments owned	$22,678	$3,043	$19,635	$—

4. Product Discovery, Development and Commercialization Collaborations

Our current collaboration agreements generally provide for research and development funding, milestone payments, cost reimbursement and royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients.

Development milestones are generally due upon selection and regulatory events. Development milestones are considered to be due to our performance and are accounted for as substantive milestones in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Development milestones are recorded as development revenues. An example of a selection event would be a collaborator selecting a compound for development. An example of a regulatory event would be a selected compound obtaining either U.S. or foreign regulatory approval. There are circumstances under which we and our collaborators in the future may mutually agree to pursue additional program goals, in which case we could then be eligible to earn additional development milestones. Any such additional milestones remain uncertain at this time. Development milestones generally range in value up to $750,000 each. We do not consider any individual development milestone to be material due to the relatively small size of any individual development milestone payment in relation to our annual revenues, and due to the uncertainty associated with the scientific progress required for us to earn such milestones.

Commercial milestones are generally due upon commercial events. We do not consider commercial events to be due to our performance, and as such, are not accounted for as substantive milestones in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Examples of commercial events would be the first commercial sale of a product containing a developed compound or upon sales of a product containing a developed compound reaching a certain level. There are circumstances under which we and our collaborators in the future may mutually agree to pursue additional program goals, in which case we could then be eligible to earn additional commercial milestones. Any such additional milestones remain uncertain at this time. Commercial milestones generally range in value up to $1.5 million each. We consider milestones for commercial events to be commercial revenues.

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

In April 2013, we amended and restated the collaboration agreement with Firmenich to extend the collaborative research period through July 2016, subject to limited termination rights. Firmenich paid an additional non-refundable license fee of $5 million, of which $4 million was paid in 2013 and the remaining $1 million was paid at the end of the research period. Firmenich also paid approximately $13 million in research funding over the three-year extension period from July 2013 through July 2016. Firmenich continues to have obligations for other milestone payments, cost reimbursements and royalty payments under an increased royalty rate structure based upon Firmenich sales of flavor ingredients developed under the collaboration.

In connection with this collaborative agreement, we recognized development revenues of $3.7 million, $6.2 million and $6.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Development revenues for the years ended 2016, 2015 and 2014 included zero, zero and $500,000 related to the earning of zero, zero and one development milestones, respectively. As of December 31, 2016 and 2015, we had deferred revenues of zero and $375,000, respectively.

Under this agreement, through December 31, 2016, we have received $54.8 million in license fees, research and development funding and cost reimbursements and $3.4 million in development milestone payments. There is no guarantee that we will receive any further milestone payments under this collaboration.

PepsiCo. In August 2010 we entered into a collaboration agreement with PepsiCo. The agreement relates to a research program to discover and develop (1) novel natural and artificial flavor ingredients intended to modify the sweet taste of sucrose and fructose, including high fructose corn syrup, and (2) natural HIS, in each case for use in non-alcoholic beverage product categories on a worldwide basis. Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010. The upfront payment is being recognized over the entire research period of the agreement. We received $32.0 million in research and development payments over the initial four-year research period. We are also entitled to milestone payments and reimbursement of certain out-of-pocket expenses. Upon commercialization, we are entitled to minimum annual royalties during specified periods of time and/or royalty payments on products that incorporate selected flavor ingredients and/or natural HIS.

In May 2014, PepsiCo exercised its option to extend the research period for an additional two years through August 2016, which entitled us to $17.6 million in committed research funding to be paid in quarterly installments over the additional two-year period.

In July 2016, we entered into a Letter Agreement with PepsiCo to extend the research period for an additional 45 days through September 2016 at the same research funding rate provided under the agreement. We received research funding of $1.1 million during the extension period. Except for this extension, all other terms and conditions of the collaboration agreement remained unchanged and continued in full force and effect.

In September 2016, we amended and restated the collaboration agreement to extend PepsiCo’s research funding for our natural sweet taste program for an additional three years, through September 2019. Under the agreement, we will receive up to $18.0 million in research and development payments, payable in equal quarterly installments over the three-year research period beginning October 2016. In addition, PepsiCo has also agreed to reimburse us for certain specified out-of-pocket expenses that we may incur during the course of the research program. PepsiCo has the option to extend the natural sweet taste research program for two additional years, which would result in additional research funding commitments and payments during the extension of the research program. PepsiCo will have non-exclusive rights for commercial development of natural sweeteners and natural sweet enhancers discovered, developed and selected under the collaboration for use in all non-alcoholic beverage categories on a worldwide basis. We will be eligible for milestone payments based on the achievement of predetermined goals as well as royalty payments upon the sale of products containing natural sweeteners or natural sweet enhancers selected under the collaboration.

In connection with this agreement, we recognized development revenues of $9.3 million, $10.0 million and $13.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Included in development revenues was zero, zero and $750,000 related to the earnings of zero, zero and one development milestones for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, we had deferred revenues of zero and $3.1 million, respectively.

Under this agreement, through December 31, 2016, we have received $85.0 million in upfront fees, research and development funding and cost reimbursements and $3.0 million in development milestone payments. Including the remaining research and development funding, we are entitled to an additional $16.5 million for a total of $104.5 million. There is no guarantee that we will receive any further milestone payments under this collaboration.

This footnote only discloses amounts recognized for individually material collaboration agreements during the years ended December 31, 2016, 2015 and 2014, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

We lease our primary laboratory and office facility in San Diego, California under a lease that expires on February 28, 2024. The lease provides for certain rent-free periods and an annual 1% rent increase during the lease period. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.2 million and $1.7 million, respectively. We have also entered into various operating lease agreements for office equipment.

For all of our operating leases in effect at December 31, 2016, the estimated annual future minimum rental payments for the years ending December 31 are as follows (in thousands):

Operating Leases
2017	$1,880
2018	2,870
2019	2,898
2020	2,927
2021	2,956
Thereafter	6,545
Total minimum lease payments	$20,076

In connection with certain license agreements, our annual future minimum obligation payments are $213,000 and $163,000 for the years ending December 31, 2017 and 2018, respectively.

6. Stockholders’ Equity

Convertible Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. Our Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2016 or 2015.

Equity Incentive Plan

We adopted the 2004 Equity Incentive Plan in connection with our initial public offering and adopted the 2013 Equity Incentive Plan effective for grants beginning January 1, 2014 (collectively, the “Plan”). The Plan provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to our employees, directors and consultants. The Plan, as amended, authorizes us to issue up to 18,935,450 shares of common stock. At December 31, 2016, 2,387,926 shares remain available for grant under the Plan. We issue new shares of common stock upon the exercise of stock options.

The Plan allows us to grant restricted stock purchase rights at no less than 85% of the fair value of our common stock as determined by our Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by our Board of Directors, typically over a four-year period. Since the Plan’s inception, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2016. We have repurchased a total of 131,152 shares since the Plan’s inception and no shares are subject to repurchase at December 31, 2016. No restricted stock purchase rights were granted during the three years ended December 31, 2016.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of our common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of our common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of our common stock on the date of grant. We have an option to repurchase all unvested shares at the original purchase price for any reason upon the voluntary or involuntary termination of employment with us or consulting services provided to us. At December 31, 2016, no shares of common stock were unvested and subject to repurchase.

The following is a summary of stock option activity under the Plan through December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2015	10,942,398	$6.20

Granted	1,329,200	$2.85
Exercised	(254,697)	$2.20
Forfeited or expired	(1,478,208)	$11.59

Outstanding at December 31, 2016	10,538,693	$5.12	5.1	$1

Vested or expected to vest at December 31, 2016	10,468,898	$5.13	5.1	$1

Exercisable at December 31, 2016	8,398,484	$5.36	4.2	—

The aggregate intrinsic value represents the difference between the closing market price of our common stock at December 31, 2016 of $0.96 and the exercise price of in-the-money options. The total intrinsic value of options exercised was $0.4 million, $1.8 million and $8.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. We received $0.6 million, $2.1 million and $8.6 million in proceeds from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively.

Employee Stock Purchase Plan

During 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of our common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize us to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 5,633,096 shares to be granted. At December 31, 2016, 3,785,582 shares of common stock have been issued under the Purchase Plan at an average price of $2.67 per share.

Equity Purchase Agreement

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC from time to time in our sole discretion up to $14 million in shares of our common stock over the next 24 months, subject to certain limitations and conditions set forth in the agreement. On any trading day we select, we may direct LPC to purchase up to 250,000 shares of our common stock at a purchase price based on the prevailing market price at the time of sale as set forth in the agreement and subject to a floor price of $0.50 per share; LPC’s obligation under each such purchase shall not exceed $2 million. In addition, we may direct LPC to purchase additional amounts under certain circumstances as set forth in the agreement. We have the right to terminate the Purchase Agreement at any time, at no cost to us. As consideration for entering into the agreement, we issued to LPC 294,118 shares of our common stock with a fair market value of $256,000 based on the closing price of our stock on the date of grant.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2016
Common stock reserved for issuance under purchase agreement	28,000,000
Common stock options granted and outstanding	10,538,693
Common stock options reserved for future grant	2,387,926
Common stock reserved under Purchase Plan	1,847,514
Total common stock shares reserved for future issuance	42,774,133

7. Income Taxes

Significant components of our net deferred tax assets at December 31, 2016 and 2015 are shown below (in thousands). A valuation allowance of $89.6 million and $88.0 million has been established to offset the net deferred tax assets as of December 31, 2016 and 2015, respectively, due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$41,500	$38,200
Capitalized research and development	27,400	25,900
Research and development credits	11,500	11,200
Stock-based compensation	6,900	8,500
Deferred revenues	100	1,300
Other, net	2,200	2,900
Total deferred tax assets	89,600	88,000

Total deferred tax liabilities	—	—

Net deferred tax assets	89,600	88,000
Valuation allowance for deferred tax assets	(89,600)	(88,000)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2016, 2015 and 2014, due to the following (in thousands):

	2016	2015	2014
Federal income taxes at 35%	$(3,740)	$(4,426)	$(4,252)
State income tax, net of Federal benefit	(26)	1	(622)
Tax effect on non-deductible expenses and credits	3,054	968	138
Expiring state net operating losses	11	143	218
Research credits	(427)	(635)	(1,223)
Uncertain tax positions	173	2,038	306
Rate change	(639)	6,066	491
Other	(123)	(10)	75
Change in valuation allowance	1,717	(4,145)	4,869
	$—	$—	$—

We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when it reduces our cash taxes. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. At December 31, 2016 deferred tax assets do not include excess tax benefits from stock-based compensation of approximately $3.4 million.

At December 31, 2016, we had Federal and California tax net operating loss carryforwards of approximately $118.6 million and $99.3 million, respectively. The Federal and California tax loss carryforwards will begin to expire in 2019 and 2017, respectively, unless previously utilized.

At December 31, 2016, we also had Federal and California research and development tax credit carryforwards of approximately $9.9 million and $8.5 million, respectively. The Federal credit carryforward will begin to expire in 2019 unless previously utilized and the California credit will carry forward indefinitely until utilized.

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

We updated our Section 382 and 383 analyses through December 31, 2016 and determined that there has not been a subsequent ownership change since February 2007. The completion of our Section 382 and 383 analyses through December 31, 2016 does not prevent further limitations to our net operating loss and research and development credit carryforwards. Additional limitations may arise if we experience an ownership change in subsequent periods.

A rollforward of changes in our unrecognized tax benefits is shown below (in thousands).

	2016	2015	2014
Balance at beginning of year	$7,447	$4,360	$3,989
Additions based on tax positions related to the current year	139	195	371
Additions based on tax positions of prior years	682	2,994	—
Reductions based on tax positions of prior years	—	(102)	—
Balance at end of year	$8,268	$7,447	$4,360

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

We recognize interest and penalties related to income tax matters in income tax expense. For the three years ended December 31, 2016, we did not recognize any interest or penalties.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$6,250	$6,567	$6,020	$4,202
Total operating expenses	8,688	8,721	8,501	7,888
Net loss	(2,419)	(2,136)	(2,461)	(3,670)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.05)	$(0.08)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$5,006	$6,213	$7,393	$6,270
Total operating expenses	9,583	8,950	9,807	9,232
Net loss	(4,569)	(2,728)	(2,405)	(2,946)
Basic and diluted net loss per common share	$(0.11)	$(0.06)	$(0.05)	$(0.07)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Senomyx, Inc.

We have audited Senomyx, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Senomyx, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Senomyx, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Senomyx, Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Senomyx, Inc. and our report dated March 2, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2017

Item 9B.   Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders to be held on May 11, 2017, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the Proxy Statement under the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Information Regarding the Board of Directors and its Committees.”

Item 11.   Executive Compensation

The information required by this item is incorporated herein by reference to the information from the Proxy Statement under the sections entitled “Executive Compensation,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation for Fiscal 2016.”

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

3. Exhibits

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(3)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(4)	10.5+	2013 Equity Incentive Plan.
(5)	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
(5)	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2017 Executive Bonus Plan.
(8)	10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.
(9)	10.12+	Description of director compensation provided to Jay Short.
(10)	10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(10)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(10)	10.15+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(12)	10.17+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(13)	10.18+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(14)	10.19+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.
(14)	10.20+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.
(12)	10.21+	Form of Amended and Restated Change in Control Agreement.
(15)	10.22*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(8)	10.23	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.

(16)	10.24	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(11)	10.25*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(17)	10.26*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(16)	10.27*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(18)	10.28*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
(19)	10.29*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.30	Letter agreement dated July 27, 2016 between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.31*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc.
(6)	10.32*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
(21)	10.33	Purchase Agreement, dated as of December 21, 2016, by and between Senomyx, Inc. and Lincoln Park Capital Fund, LLC.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

+     Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

(9)	Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2016 and incorporated herein by reference.

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

Dated: March 2, 2017

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

Signature	Title	Date

/S/ JOHN POYHONEN	President, Chief Executive Officer and Director	March 2, 2017
John Poyhonen	(Principal Executive Officer)

/S/ ANTONY ROGERS	Senior Vice President and Chief Financial Officer	March 2, 2017
Antony Rogers	(Principal Financial and Accounting Officer)

/S/ STEPHEN A. BLOCK	Director	March 2, 2017
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 2, 2017
Mary Ann Gray, Ph.D.

/S/ MICHAEL E. HERMAN	Director	March 2, 2017
Michael E. Herman

/S/ JAY M. SHORT	Director	March 2, 2017
Jay M. Short, Ph.D.

/S/ KENT SNYDER	Chairman of the Board of Directors	March 2, 2017
Kent Snyder

/S/ DANIEL E. STEBBINS	Director	March 2, 2017
Daniel E. Stebbins

/S/ CHRISTOPHER TWOMEY	Director	March 2, 2017
Christopher Twomey

EXHIBIT INDEX

Exhibit Footnote	Exhibit Number	Description of Document
(1)	3.1	Amended and Restated Certificate of Incorporation as currently in effect.
(2)	3.2	Amended and Restated Bylaws as currently in effect.
(1)	4.1	Form of Common Stock Certificate.
(1)	10.1+	Form of Indemnity Agreement.
(1)	10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.
(1)	10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.
(3)	10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.
(4)	10.5+	2013 Equity Incentive Plan.
(5)	10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.
(5)	10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.
(1)	10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.
(6)	10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.
(7)	10.10+	Senomyx, Inc. 2017 Executive Bonus Plan.
(8)	10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.
(9)	10.12+	Description of director compensation provided to Jay Short.
(10)	10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.
(10)	10.14+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(10)	10.15+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.
(11)	10.16+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.
(12)	10.17+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.
(13)	10.18+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.
(14)	10.19+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.
(14)	10.20+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.
(12)	10.21+	Form of Amended and Restated Change in Control Agreement.
(15)	10.22*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(8)	10.23	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.
(16)	10.24	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.
(11)	10.25*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(17)	10.26*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.
(16)	10.27*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.
(18)	10.28*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.
(19)	10.29*	First Amendment dated August 2, 2012 to the Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010, by and between Senomyx, Inc. and PepsiCo, Inc.
(20)	10.30	Letter agreement dated July 27, 2016 between Senomyx, Inc. and PepsiCo, Inc.

(20)	10.31*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc.
(6)	10.32*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.
(21)	10.33	Purchase Agreement, dated as of December 21, 2016, by and between Senomyx, Inc. and Lincoln Park Capital Fund, LLC.
	23.1	Consent of Independent Registered Public Accounting Firm.
	24.1	Power of Attorney. Reference is made to the signature page.
	31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Antony Rogers, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and Antony Rogers, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Filed as an exhibit to Registration Statement File No. 333-113998 and incorporated herein by reference.
(2)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Registration Statement File No. 333-193306 and incorporated herein by reference.
(5)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.
(6)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.
(9)	Filed as our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2006 and incorporated herein by reference.
(10)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.
(11)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(12)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008 and incorporated herein by reference.
(13)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and incorporated herein by reference.
(14)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.
(15)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.
(16)	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
(17)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference.
(18)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and incorporated herein by reference.
(19)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.
(20)	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and incorporated herein by reference.
(21)	Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2016 and incorporated herein by reference.