Form 10-Q/A
period 2016-09-30
SENOMYX INC
filed 2017-03-21
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report of Senomyx, Inc. on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the period ended September 30, 2016, which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 27, 2016 (the “Original Form 10-Q”). This Form 10-Q/A is being filed solely to refile Exhibit 10.2— Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc. In connection with the filing of this Form 10-Q/A and pursuant to the rules of the SEC, we are including with this Form 10-Q/A new certifications by our principal executive officer and principal financial officer.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not amend, update or change the financial statements or disclosures in the Original Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

(a) Exhibits

The exhibits listed in the Original Form 10-Q are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Form 10-Q/A is provided below.

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

Senomyx, Inc.
Date: March 21, 2017	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)