Form 10-Q
period 2017-03-31
SENOMYX INC
filed 2017-04-27
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding as of the close of business on April 24, 2017: 47,514,233

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,941	$3,587
Short-term investments available-for-sale	5,207	8,776
Accounts receivable	5,498	5,352
Inventories	2,163	2,335
Other current assets	807	983
Total current assets	18,616	21,033

Property and equipment, net	2,874	2,731
Total assets	$21,490	$23,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,138	$5,490
Leasehold incentive obligation	219	219
Deferred revenues	10	14
Total current liabilities	4,367	5,723

Deferred rent	1,743	1,886
Leasehold incentive obligation	1,298	1,353

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2017 (unaudited) and December 31, 2016	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2017 (unaudited) and December 31, 2016; 47,514,233 and 45,298,403 shares issued and outstanding at March 31, 2017 (unaudited) and December 31, 2016, respectively.	48	45
Additional paid-in capital	295,732	292,932
Accumulated other comprehensive loss	(3)	(4)
Accumulated deficit	(281,695)	(278,171)
Total stockholders’ equity	14,082	14,802
Total liabilities and stockholders’ equity	$21,490	$23,764

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues:
Development revenues	$1,846	$4,178
Commercial revenues	2,620	2,072

Total revenues	4,466	6,250

Operating expenses:
Cost of commercial revenues	421	220
Research, development and patents	4,427	5,432
Selling, general and administrative	3,066	3,036

Total operating expenses	7,914	8,688

Loss from operations	(3,448)	(2,438)

Other income	12	19

Net loss	(3,436)	(2,419)

Other comprehensive income:
Unrealized gain on investments	1	24

Comprehensive loss	$(3,435)	$(2,395)

Net loss per share, basic and diluted	$(0.07)	$(0.05)

Shares used in calculating net loss per share, basic and diluted	45,841,809	44,597,367

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(3,436)	$(2,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181	195
Accretion of premium on available-for-sale securities	20	41
Amortization of leasehold incentive obligation	(55)	(55)
Stock-based compensation for employees and non-employee directors	787	1,143
Stock-based compensation for non-employees	6	7
Change in operating assets and liabilities:
Accounts receivable	(146)	(2,081)
Inventories	(8)	123
Other current assets	(172)	47
Accounts payable, accrued expenses and other current liabilities	(1,251)	(1,138)
Deferred revenues	(4)	(212)
Deferred rent	(143)	(124)
Net cash used in operating activities	(4,221)	(4,473)

Investing activities
Purchases of property and equipment	(153)	(42)
Maturities of available-for-sale securities	3,550	1,400
Net cash provided by investing activities	3,397	1,358

Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,178	628
Net cash provided by financing activities	2,178	628

Net change in cash and cash equivalents	1,354	(2,487)
Cash and cash equivalents at beginning of period	3,587	4,818
Cash and cash equivalents at end of period	$4,941	$2,331

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$171	$29

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

Basis of Presentation

The financial statements at March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be reported for the year ending December 31, 2017. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $281.7 million at March 31, 2017. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at March 31, 2017 totaled $10.1 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Investments Available-for-Sale

Our surplus cash is generally invested in United States Treasuries, United States government agency bonds and corporate notes with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Our investments are classified as available-for-sale and carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At March 31, 2017 and December 31, 2016, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or market value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or market. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At March 31, 2017 and December 31, 2016, we did not have any reserves for lower of cost or market, excess or obsolete inventory.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory, which requires an entity to measure inventory within the scope of this ASU at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this guidance more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). We adopted this guidance effective January 1, 2017. There was no material impact on our financial statements and related disclosures.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $4.0 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $418,000 and $415,000 for the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research, development and patents	$297	$502
Selling, general and administrative	496	648
Total stock-based compensation expenses	$793	$1,150

At March 31, 2017, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $4.9 million, which is expected to be recognized over a weighted average period of 2.0 years.

Net Loss Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that we have not yet recognized, and the amount of estimated tax benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period. For purposes of this calculation, options to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss (in thousands)	$(3,436)	$(2,419)
Denominator:
Weighted average common shares	45,841,809	44,597,367

Basic and diluted net loss per share	$(0.07)	$(0.05)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,297,197	11,000,044

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize assets and liabilities for most leases. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and for interim periods within those years; early adoption is permitted. We have not elected to early adopt and are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. We adopted this guidance effective January 1, 2017. Specifically, ASU 2016-09 requires that all income tax effects of share-based awards be recognized as income tax expense or benefit in the reporting period in which they occur. We had excess tax benefits for which a benefit could not be previously recognized of approximately $3.2 million and $243,000 for Federal and California purposes, respectively. Upon adoption, the balance of the unrecognized excess tax benefits was reversed with the impact recorded to retained earnings, including any change to the valuation allowance as a result of adoption. Due to the full valuation allowance on our deferred tax assets, there was no impact to the financial statements as a result of this aspect of the adoption. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was an increase of $88,000 to both additional paid-in capital and accumulated deficit.

2.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at March 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$3,509	$—	$(2)	$3,507
Corporate bonds	1,701	—	(1)	1,700
Short-term investments available-for-sale	$5,210	$—	$(3)	$5,207

The following is a summary of short-term investments available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$4,222	$—	$(2)	$4,220
Corporate bonds	4,558	—	(2)	4,556
Short-term investments available-for-sale	$8,780	$—	$(4)	$8,776

Short-term investments available-for-sale securities we consider to be temporarily impaired at March 31, 2017 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	3	$3,507	$(2)
Corporate bonds	3	1,700	(1)
Temporarily impaired securities	6	$5,207	$(3)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2017 and 2016. As of March 31, 2017, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.

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

The fair value as of March 31, 2017 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,102	$3,102	$—	$—
United States government agency bonds	3,507	—	3,507	—
Corporate bonds	1,700	—	1,700	—
	$8,309	$3,102	$5,207	$—

4.	Equity Purchase Agreement

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC from time to time in our sole discretion up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. As of March 31, 2017, we had sold 2,000,000 shares to LPC for gross cash proceeds of $2.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, related notes and the “Risk Factors” included in this quarterly report on Form 10-Q and the audited financial statements, notes thereto as of and for the year ended December 31, 2016 and the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Results of Operations

Three Months Ended March 31, 2017 and 2016

Revenues

Total revenues were $4.5 million during the first quarter ended March 31, 2017, a decrease from $6.3 million for the first quarter ended March 31, 2016.

Development revenues were $1.8 million and $4.2 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily attributable to the July 2016 completion of the research funding period of our sweet taste program collaboration with Firmenich.

Commercial revenues were $2.6 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively. The 2016 period included a $500,000 commercial milestone achieved upon the first commercial sale of products which include our cooling flavor ingredient. Excluding this one-time milestone, commercial revenues increased by over $1 million due to higher direct sales of our flavor ingredients and higher royalties related to our sweet taste program.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 72% and 81% of total revenues for the three months ended March 31, 2017 and 2016, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $421,000 and $220,000 for the three months ended March 31, 2017 and 2016, respectively. The increase primarily resulted from higher cost of goods sold resulting from an increase in direct sales in the 2017 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $4.4 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Salaries and personnel	$1,717	$2,722
Facilities and depreciation	874	957
Outside services	594	198
Patents and licensing	476	514
Non-cash stock-based compensation	297	502
Research and development supplies	232	305
Miscellaneous	237	234
	$4,427	$5,432

Salaries and Personnel. Expenses for salaries and personnel decreased $1.0 million due to reduced staffing levels in the 2017 period.

Outside Services. Expenses for outside services increased $396,000 primarily due to increased activities related to safety studies for sweet taste product candidates in development.

Non-cash Stock-based Compensation. Expenses related to non-cash stock-based compensation decreased $205,000 due to lower valuations of stock options granted to employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $3.1 million for the three months ended March 31, 2017, an increase of $30,000 from the $3.0 million total for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of March 31, 2017, we had received $259.8 million in research and development payments, license fees, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $36.0 million in royalties and commercial payments.

At March 31, 2017, we had $10.1 million in cash, cash equivalents and short-term investments available-for-sale, a decrease of $2.2 million compared to $12.4 million at December 31, 2016. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $4.2 million and $4.5 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in cash used in operating activities primarily resulted from an increase in commercial payments received, partially offset by a decrease in research funding payments received.

Investing Activities

Investing activities provided cash of $3.4 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by investing activities reflects the timing of maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $2.2 million and $628,000 for the three months ended March 31, 2017 and 2016, respectively. The increase in cash provided by financing activities is primarily due to proceeds from the issuance of common stock through an equity purchase agreement with Lincoln Park Capital Fund, LLC.

As of March 31, 2017, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$19,275	$1,856	$5,783	$5,899	$5,737
License payments	249	151	98	—	—
Total	$19,524	$2,007	$5,881	$5,899	$5,737

As of March 31, 2017, we had no long-term debt obligations.

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

We are entitled to receive $16.0 million in non-refundable research and development payments from our collaborators from March 31, 2017 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

•	the achievement of milestones;
•	the earning of royalties from the sale of products containing our flavor ingredients;
•	the earning of any minimum periodic royalty payments;
•	direct sales of flavor ingredients;
•	the earning of any cost reimbursements; and
•	the signing of new collaborations or extensions of existing collaborations.

We may not receive the additional payments if the collaborations are terminated, amended or not renewed, or if we do not achieve the milestones set forth in the collaboration agreements. In addition, the timing of the receipt of milestone payments in particular is uncertain, as we may achieve milestones significantly earlier or later than we currently expect. We cannot predict at this time the level of our collaborators’ royalty-generating sales, as these sales to date have been based on launches of new products without established sales histories, or the level of flavor ingredient sales under our direct sales program.

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

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC, from time to time, in our sole discretion, up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. On any trading day we select, we may direct LPC to purchase up to 250,000 shares of our common stock at a purchase price based on the prevailing market price at the time of sale as set forth in the agreement and subject to a floor price of $0.50 per share; LPC’s obligation under each such purchase shall not exceed $2 million. In addition, we may direct LPC to purchase additional amounts under certain circumstances as set forth in the agreement. We have the right to terminate the purchase agreement at any time, at no cost to us. As of March 31, 2017, we had sold 2,000,000 shares to LPC for cash proceeds of $2.1 million.

We believe our available cash, cash equivalents, short-term investments available-for-sale and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months after the filing of our Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to revenue recognition, stock-based compensation, uncollectible receivables, excess and obsolete inventories, long-lived assets, accrued liabilities and income taxes. These estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to the factors described in this "Risk Factors" section, or other factors, some of which are beyond our control, such as:

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

Some companies that have experienced volatility and sustained declines in the market price of their stock have become subject to securities class action and derivative action litigation, and we may be the target of similar litigation in the future. Securities litigation against us could result in substantial costs and divert our management's attention from other business concerns, which could seriously harm our business.

In addition, maintaining the listing of our common stock on The NASDAQ Stock Market requires that we comply with certain listing requirements, including the requirement that we maintain a stock price of at least $1.00 per share. If we fail to comply with one or more listing requirements, we may receive a letter of non-compliance from The NASDAQ Stock Market. If we are unable to regain compliance during the compliance period following notification from NASDAQ of non-compliance, our common stock may be subject to delisting from The NASDAQ Stock Market.

If we sell shares of our common stock under our purchase agreement with Lincoln Park Capital Fund, LLC dated December 21, 2016, our existing stockholders will experience immediate dilution and, as a result, our stock price may go down.

Pursuant to the purchase agreement, we have the right to sell up to $14,000,000 of shares of common stock to Lincoln Park through December 20, 2018 at our option and subject to certain limitations. The sale of shares of our common stock pursuant to the purchase agreement will have a dilutive impact on our existing stockholders. Lincoln Park may resell some or all of the shares we issue to it under the purchase agreement and such sales could cause the market price of our common stock to decline, which decline could be significant.

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

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations and comprehensive loss, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 27, 2017	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ ANTONY ROGERS
Antony Rogers Senior Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)