Form 10-Q
period 2017-06-30
SENOMYX INC
filed 2017-07-27
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐

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

Total shares of common stock outstanding as of the close of business on July 24, 2017: 47,514,233

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,522	$3,587
Short-term investments available-for-sale	5,703	8,776
Accounts receivable	2,811	5,352
Inventories	2,033	2,335
Other current assets	621	983
Total current assets	16,690	21,033

Property and equipment, net	2,771	2,731
Total assets	$19,461	$23,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,237	$5,490
Leasehold incentive obligation	219	219
Deferred revenues	6	14
Total current liabilities	4,462	5,723

Deferred rent	1,603	1,886
Leasehold incentive obligation	1,243	1,353

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2017 (unaudited) and December 31, 2016	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2017 (unaudited) and December 31, 2016; 47,514,233 and 45,298,403 shares issued and outstanding at June 30, 2017 (unaudited) and December 31, 2016, respectively.	48	45
Additional paid-in capital	296,631	292,932
Accumulated other comprehensive loss	(3)	(4)
Accumulated deficit	(284,523)	(278,171)
Total stockholders’ equity	12,153	14,802
Total liabilities and stockholders’ equity	$19,461	$23,764

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Commercial revenues	$2,849	$2,305	$5,469	$4,377
Development revenues	2,021	4,262	3,867	8,440

Total revenues	4,870	6,567	9,336	12,817

Operating expenses:
Cost of commercial revenues	306	296	727	516
Research, development and patents	4,232	5,487	8,659	10,919
Selling, general and administrative	3,173	2,938	6,239	5,974

Total operating expenses	7,711	8,721	15,625	17,409

Loss from operations	(2,841)	(2,154)	(6,289)	(4,592)

Other income	13	18	25	37

Net loss	(2,828)	(2,136)	(6,264)	(4,555)

Other comprehensive income:
Unrealized gain on investments	—	4	1	28

Comprehensive loss	$(2,828)	$(2,132)	$(6,263)	$(4,527)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.13)	$(0.10)

Shares used in calculating net loss per share, basic and diluted	47,514,233	44,760,592	46,682,641	44,678,979

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(6,264)	$(4,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	372	381
Accretion of premium on available-for-sale securities	30	81
Amortization of leasehold incentive obligation	(110)	(110)
Stock-based compensation for employees and non-employee directors	1,680	2,280
Stock-based compensation for non-employees	11	18
Change in operating assets and liabilities:
Accounts receivable	2,541	140
Inventories	122	261
Other current assets	(36)	214
Accounts payable, accrued expenses and other current liabilities	(1,004)	(515)
Deferred revenues	(8)	(1,524)
Deferred rent	(283)	(269)
Net cash used in operating activities	(2,949)	(3,598)

Investing activities
Purchases of property and equipment	(339)	(53)
Purchases of available-for-sale securities	(3,206)	(4,224)
Maturities of available-for-sale securities	6,250	8,150
Net cash provided by investing activities	2,705	3,873

Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,179	644
Net cash provided by financing activities	2,179	644

Net change in cash and cash equivalents	1,935	919
Cash and cash equivalents at beginning of period	3,587	4,818
Cash and cash equivalents at end of period	$5,522	$5,737

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$73	$47

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

We currently have product discovery, development and commercialization collaborations with four of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”) and PepsiCo, Inc. (“PepsiCo”). Our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We also sell certain flavor ingredients directly to flavor companies for inclusion in flavor systems for re-sale to food and beverage companies.

Basis of Presentation

The financial statements at June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be reported for the year ending December 31, 2017. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $284.5 million at June 30, 2017. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at June 30, 2017 totaled $11.2 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At June 30, 2017 and December 31, 2016, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At June 30, 2017 and December 31, 2016, we did not have any reserves for lower of cost or net realizable value, excess or obsolete inventory.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.8 million and $5.0 million for the three months ended June 30, 2017 and 2016, respectively, and $7.8 million and $10.0 million for the six months ended June 30, 2017 and 2016.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $0.5 million for the three months ended June 30, 2017 and 2016, and $0.9 million for the six months ended June 30, 2017 and 2016.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research, development and patents	$354	$495	$651	$997
Selling, general and administrative	543	653	1,040	1,301
Total stock-based compensation expenses	$897	$1,148	$1,691	$2,298

At June 30, 2017, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $4.1 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss (in thousands)	$(2,828)	$(2,136)	$(6,264)	$(4,555)
Denominator:
Weighted average common shares	47,514,233	44,760,592	46,682,641	44,678,979

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.13)	$(0.10)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	11,097,049	10,892,174	11,097,049	10,892,174

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

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

2.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at June 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$2,500	$—	$(1)	$2,499
Corporate bonds	3,206	—	(2)	3,204
Short-term investments available-for-sale	$5,706	$—	$(3)	$5,703

The following is a summary of short-term investments available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$4,222	$—	$(2)	$4,220
Corporate bonds	4,558	—	(2)	4,556
Short-term investments available-for-sale	$8,780	$—	$(4)	$8,776

Short-term investments available-for-sale securities we consider to be temporarily impaired at June 30, 2017 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency bonds	2	$2,499	$(1)
Corporate bonds	7	2,806	(2)
Temporarily impaired securities	9	$5,305	$(3)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2017 and 2016. As of June 30, 2017, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017 or 2016.

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

The fair value as of June 30, 2017 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,241	$3,241	$—	$—
United States government agency bonds	2,499	—	2,499	—
Corporate bonds	3,603	—	3,603	—
	$9,343	$3,241	$6,102	$—

4.	Equity Purchase Agreement

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC from time to time in our sole discretion up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. No shares were sold to LPC during the three months ended June 30, 2017. As of June 30, 2017, we had sold 2,000,000 shares to LPC for gross cash proceeds of $2.1 million.

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

Historically, we have derived our revenues from collaborative agreements by licensing our flavor ingredients to our collaborators on an exclusive or co-exclusive basis and receiving royalties and commercial milestones upon commercialization. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, and PepsiCo, Inc., or PepsiCo. In July 2017, we regained exclusivity in all product categories for the BB68 bitter blocker flavor ingredient by terminating our collaboration agreement with Nestlé SA. Depending upon the collaboration, our collaboration agreements have generally provided for license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. As our technology has evolved from concept to commercial products, we have shifted our licensing approach with respect to collaborations for our flavor ingredients and natural HIS. Rather than licensing flavor ingredients and natural HIS to a collaborator on an exclusive or co-exclusive basis, we have begun licensing our ingredients on a non-exclusive basis to expand the addressable market for commercialization. We believe this approach will allow greater commercialization and usage of our ingredients by multiple food, beverage and ingredient supply companies.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues

Total revenues were $4.9 million during the three months ended June 30, 2017, a decrease from $6.6 million for the second quarter ended June 30, 2016.

Commercial revenues were $2.8 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, primarily due to higher royalties related to our sweet taste program and higher direct sales.

Development revenues were $2.0 million and $4.3 million for the three months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributable to the July 2016 completion of the research funding period of our sweet taste program collaboration with Firmenich.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 83% and 86% of total revenues for the three months ended June 30, 2017 and 2016, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $0.3 million for the three months ended June 30, 2017 and 2016.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $4.2 million and $5.5 million for the three months ended June 30, 2017 and 2016, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Salaries and personnel	$1,580	$2,468
Facilities and depreciation	871	1,033
Patents and licensing	528	582
Outside services	461	303
Non-cash stock-based compensation	354	495
Research and development supplies	258	385
Miscellaneous	180	221
	$4,232	$5,487

Salaries and Personnel. Expenses for salaries and personnel decreased $0.9 million due to reduced staffing levels in the 2017 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) increased to $3.2 million for the three months ended June 30, 2017 from $2.9 million for the three months ended June 30, 2016, primarily due to a proxy contest and other costs related to the 2017 annual meeting.

Six Months Ended June 30, 2017 and 2016

Revenues

Total revenues were $9.3 million during the six months ended June 30, 2017, a decrease from $12.8 million for the six months ended June 30, 2016.

Commercial revenues were $5.5 million and $4.4 million for the six months ended June 30, 2017 and 2016, respectively. The $1.1 million increase was primarily due to higher royalties related to our sweet taste program and higher direct sales, partially offset by a decrease in commercial milestone revenues.

Development revenues were $3.9 million and $8.4 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily attributable to the July 2016 completion of the research funding period of our sweet taste program collaboration with Firmenich.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 78% and 83% of total revenues for the six months ended June 30, 2017 and 2016, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $0.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. The increase resulted from higher cost of goods sold due to higher direct sales in the 2017 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $8.7 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Salaries and personnel	$3,297	$5,190
Facilities and depreciation	1,744	1,989
Outside services	1,055	501
Patents and licensing	1,004	1,096
Non-cash stock-based compensation	651	997
Research and development supplies	490	690
Miscellaneous	418	456
	$8,659	$10,919

Salaries and Personnel. Expenses for salaries and personnel decreased $1.9 million due to reduced staffing levels in the 2017 period.

Outside Services. Expenses for outside services increased $0.6 million primarily due to increased activities related to safety studies for sweet taste product candidates in development.

Non-cash Stock-based Compensation. Expenses related to non-cash stock-based compensation decreased $0.3 million due to lower valuations of stock options granted to employees in the 2017 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) increased to $6.2 million for the six months ended June 30, 2017 from $6.0 million for the six months ended June 30, 2016, primarily due to a proxy contest and other costs related to the 2017 annual meeting.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of June 30, 2017, we had received $262.0 million in research and development payments, license fees, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $41.3 million in royalties and commercial payments.

At June 30, 2017, we had $11.2 million in cash, cash equivalents and short-term investments available-for-sale, a decrease of $1.2 million compared to $12.4 million at December 31, 2016. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $2.9 million and $3.6 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in cash used in operating activities primarily resulted from an increase in commercial payments received, partially offset by a decrease in research funding payments received.

Investing Activities

Investing activities provided cash of $2.7 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by investing activities reflects the timing of purchases and maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $2.2 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. The increase in cash provided by financing activities is primarily due to proceeds from the issuance of common stock through an equity purchase agreement with Lincoln Park Capital Fund, LLC.

As of June 30, 2017, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$18,561	$1,884	$5,839	$5,914	$4,924
License payments	192	127	65	—	—
Total	$18,753	$2,011	$5,904	$5,914	$4,924

As of June 30, 2017, we had no long-term debt obligations.

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

We are entitled to receive $14.0 million in non-refundable research and development payments from our collaborators from June 30, 2017 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC, from time to time, in our sole discretion, up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. On any trading day we select, we may direct LPC to purchase up to 250,000 shares of our common stock at a purchase price based on the prevailing market price at the time of sale as set forth in the agreement and subject to a floor price of $0.50 per share; LPC’s obligation under each such purchase shall not exceed $2 million. In addition, we may direct LPC to purchase additional amounts under certain circumstances as set forth in the agreement. We have the right to terminate the purchase agreement at any time, at no cost to us. No shares were sold to LPC during the three months ended June 30, 2017. As of June 30, 2017, we had sold 2,000,000 shares to LPC for cash proceeds of $2.1 million.

We believe our available cash, cash equivalents, short-term investments available-for-sale and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months after the filing of our Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

We may not be able to commercialize the flavor ingredients in our portfolio that we currently control, which could negatively impact our results of operations and market share.*

We have several flavor ingredients in our portfolio that we have discovered and developed but that are not currently exclusively licensed to a third party collaborator for one or more product categories and/or geographies, including, but not limited to, our Savorymyx® UM80 (S807), Sweetmyx® SR96 (S9632), Sweetmyx SR69 (S6973) and Bittermyx® BB68 (S6821) flavor ingredients for which we have worldwide rights in all products, and Savorymyx UM33 (S336), for which we have certain rights in Japan and worldwide rights, outside of Asia, in all products. We currently intend to commercialize these and potentially other flavor ingredients under our direct sales program; however, we also retain the flexibility to consider licensing the rights to any flavor ingredients that we control to a third party collaborator.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $1 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to the factors described in this “Risk Factors” section, or other factors, some of which are beyond our control, such as:

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

If our common stock is delisted from The NASDAQ Global Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock and our ability to obtain financing could be impaired.*

 On June 13, 2017, we received a notice from The NASDAQ Global Market, or NASDAQ, notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5450(a)(1) for continued listing on NASDAQ, or the Minimum Bid Price Listing Rule, as a result of the closing bid price of our common stock being below $1.00 per share for 30 consecutive business days. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until December 11, 2017, to regain compliance with the Minimum Bid Price Listing Rule. To regain compliance, the closing bid price of our common stock has to be at least $1.00 per share for a minimum of 10 consecutive business days. In the event the Company does not regain compliance with the Rule by December 11, 2017, the Company may be eligible for an additional 180 calendar day compliance period under certain circumstances. The Company’s failure to regain compliance during this period could result in delisting.

Any delisting of our common stock from NASDAQ could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, the delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, the delisting of our common stock from NASDAQ could materially adversely affect our business, financial condition and results of operations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).

3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on December 20, 2007).

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).

31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Humphrey, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of John Poyhonen, Chief Executive Officer, and David Humphrey, Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations and comprehensive loss, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: July 27, 2017	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ DAVID HUMPHREY
David Humphrey Vice President, Finance (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)