Form 10-Q
period 2017-09-30
SENOMYX INC
filed 2017-11-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Total shares of common stock outstanding as of the close of business on October 26, 2017: 47,786,793

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,915	$3,587
Short-term investments available-for-sale	3,800	8,776
Accounts receivable	5,180	5,352
Inventories	2,084	2,335
Other current assets	661	983
Total current assets	15,640	21,033

Property and equipment, net	2,652	2,731
Total assets	$18,292	$23,764

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,074	$5,490
Leasehold incentive obligation	219	219
Deferred revenues	3	14
Total current liabilities	4,296	5,723

Deferred rent	1,959	1,886
Leasehold incentive obligation	1,189	1,353

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at September 30, 2017 (unaudited) and December 31, 2016	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at September 30, 2017 (unaudited) and December 31, 2016; 47,786,793 and 45,298,403 shares issued and outstanding at September 30, 2017 (unaudited) and December 31, 2016, respectively.	48	45
Additional paid-in capital	297,496	292,932
Accumulated other comprehensive loss	(1)	(4)
Accumulated deficit	(286,695)	(278,171)
Total stockholders’ equity	10,848	14,802
Total liabilities and stockholders’ equity	$18,292	$23,764

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Commercial revenues	$3,121	$2,548	$8,590	$6,925
Development revenues	1,934	3,472	5,801	11,912

Total revenues	5,055	6,020	14,391	18,837

Operating expenses:
Cost of commercial revenues	375	316	1,102	832
Research, development and patents	4,080	5,240	12,739	16,159
Selling, general and administrative	2,791	2,945	9,030	8,919

Total operating expenses	7,246	8,501	22,871	25,910

Loss from operations	(2,191)	(2,481)	(8,480)	(7,073)

Other income	19	20	44	57

Net loss	(2,172)	(2,461)	(8,436)	(7,016)

Other comprehensive income:
Unrealized gain (loss) on investments	2	(3)	3	25

Comprehensive loss	$(2,170)	$(2,464)	$(8,433)	$(6,991)

Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.18)	$(0.16)

Shares used in calculating net loss per share, basic and diluted	47,603,111	44,819,053	46,992,836	44,726,011

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(8,436)	$(7,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	551	564
Accretion of premium on available-for-sale securities	31	124
Amortization of leasehold incentive obligation	(164)	(165)
Stock-based compensation for employees and non-employee directors	2,410	3,353
Stock-based compensation for non-employees	16	37
Change in operating assets and liabilities:
Accounts receivable	172	(1,528)
Inventories	251	421
Other current assets	66	(110)
Accounts payable, accrued expenses and other current liabilities	(1,430)	(178)
Deferred revenues	(11)	(3,321)
Deferred rent	73	(414)
Net cash used in operating activities	(6,471)	(8,233)

Investing activities
Purchases of property and equipment	(456)	(106)
Purchases of available-for-sale securities	(3,804)	(7,935)
Maturities of available-for-sale securities	8,750	13,900
Net cash provided by investing activities	4,490	5,859

Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,309	1,227
Net cash provided by financing activities	2,309	1,227

Net change in cash and cash equivalents	328	(1,147)
Cash and cash equivalents at beginning of period	3,587	4,818
Cash and cash equivalents at end of period	$3,915	$3,671

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$15	$—

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

We currently have product discovery, development and commercialization collaborations with three of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”) and PepsiCo, Inc. (“PepsiCo”). Our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We also sell certain flavor ingredients directly to flavor companies for inclusion in flavor systems for re-sale to food and beverage companies.

Basis of Presentation

The financial statements at September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be reported for the year ending December 31, 2017. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2016, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $286.7 million at September 30, 2017. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at September 30, 2017 totaled $7.7 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At September 30, 2017 and December 31, 2016, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At September 30, 2017 and December 31, 2016, we did not have any reserves for lower of cost or net realizable value, excess or obsolete inventory.

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

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2018, along with providing certain additional disclosures. We will adopt the new standard on January 1, 2018 and anticipate electing the modified retrospective method of adoption. We are currently determining the impact the adoption of this standard will have on the financial statements. We have established an implementation plan for adopting this new standard and are continuing to assess all potential effects of the standard. Our current analysis indicates that the new standard may impact the timing of recognition for royalty revenues associated with sales made by collaborators. Currently, we record royalty revenues upon receipt of reports from our collaborators, which is typically one quarter in arrears. We believe the timing of revenue recognition associated with this revenue stream could potentially be recognized earlier than historically recorded if information is available to allow us to estimate the royalty revenues at the time the collaborator makes the sale.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.6 million and $4.8 million for the three months ended September 30, 2017 and 2016, respectively, and $11.4 million and $14.8 million for the nine months ended September 30, 2017 and 2016.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million for the nine months ended September 30, 2017 and 2016.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research, development and patents	$231	$484	$882	$1,481
Selling, general and administrative	504	608	1,544	1,909
Total stock-based compensation expenses	$735	$1,092	$2,426	$3,390

At September 30, 2017, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $3.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss (in thousands)	$(2,172)	$(2,461)	$(8,436)	$(7,016)
Denominator:
Weighted average common shares	47,603,111	44,819,053	46,992,836	44,726,011

Basic and diluted net loss per share	$(0.05)	$(0.05)	$(0.18)	$(0.16)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,800,178	10,698,768	10,800,178	10,698,768

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients and natural high intensity sweeteners. All of our operations are located in the United States.

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

2.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at September 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$598	$—	$—	$598
Corporate bonds	3,203	—	(1)	3,202
Short-term investments available-for-sale	$3,801	$—	$(1)	$3,800

The following is a summary of short-term investments available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency bonds	$4,222	$—	$(2)	$4,220
Corporate bonds	4,558	—	(2)	4,556
Short-term investments available-for-sale	$8,780	$—	$(4)	$8,776

Short-term investments available-for-sale securities we consider to be temporarily impaired at September 30, 2017 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
Corporate bonds	7	2,803	(1)
Temporarily impaired securities	7	$2,803	$(1)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and nine months ended September 30, 2017 and 2016. As of September 30, 2017, all available-for-sale securities had maturity dates within one year.

3.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 or 2016.

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

The fair value as of September 30, 2017 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,065	$3,065	$—	$—
United States government agency bonds	598	—	598	—
Corporate bonds	3,202	—	3,202	—
	$6,865	$3,065	$3,800	$—

4.	Equity Purchase Agreement

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC from time to time in our sole discretion up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. No shares were sold to LPC during the three months ended September 30, 2017. As of September 30, 2017, we had sold 2,000,000 shares to LPC for gross cash proceeds of $2.1 million.

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

●	our ability to grow our direct sales program;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	the termination, expiration or amendment of any of our product discovery, development and commercialization collaboration agreements;
●	our receipt of milestone payments in any particular period;
●	our ability, or our collaborators’ ability, to successfully satisfy all pertinent regulatory requirements;
●	our ability to manufacture our products through third parties at commercially competitive pricing; and
●	general and industry specific economic conditions which may affect our collaborators’ research and development expenditures and commercialization efforts.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues

Total revenues were $5.1 million during the three months ended September 30, 2017, a decrease from $6.0 million for the quarter ended September 30, 2016.

Commercial revenues were $3.1 million and $2.5 million for the three months ended September 30, 2017 and 2016, respectively. The increase is primarily due to higher royalties related to our sweet taste program and higher direct sales.

Development revenues were $1.9 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributable to reduced research funding in 2017 under our sweet taste program collaboration with PepsiCo.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 78% and 81% of total revenues for the three months ended September 30, 2017 and 2016, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $4.1 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended September 30,
	2017	2016
Salaries and personnel	$1,548	$2,438
Facilities and depreciation	894	990
Patents and licensing	524	485
Outside services	491	300
Non-cash stock-based compensation	231	484
Research and development supplies	219	301
Miscellaneous	173	242
	$4,080	$5,240

Salaries and Personnel. Expenses for salaries and personnel decreased $0.9 million due to reduced staffing levels in the 2017 period.

Non-cash Stock-based Compensation. Expenses related to non-cash stock-based compensation decreased $0.3 million primarily due to lower valuations of stock options granted to employees in the 2017 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) decreased to $2.8 million for the three months ended September 30, 2017 from $2.9 million for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenues

Total revenues were $14.4 million during the nine months ended September 30, 2017, a decrease from $18.8 million for the nine months ended September 30, 2016.

Commercial revenues were $8.6 million and $6.9 million for the nine months ended September 30, 2017 and 2016, respectively. The $1.7 million increase was primarily due to higher royalties related to our sweet taste program and higher direct sales, partially offset by decreases in commercial milestone revenues and royalties related to our bitter taste program.

Development revenues were $5.8 million and $11.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily attributable to the July 2016 completion of the research funding period of our sweet taste program collaboration with Firmenich and reduced research funding in 2017 under our sweet taste program collaboration with PepsiCo.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 78% and 82% of total revenues for the nine months ended September 30, 2017 and 2016, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $1.1 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively. The increase resulted from higher cost of goods sold due to higher direct sales in the 2017 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $12.7 million and $16.2 million for the nine months ended September 30, 2017 and 2016, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Salaries and personnel	$4,845	$7,628
Facilities and depreciation	2,638	2,980
Outside services	1,546	801
Patents and licensing	1,529	1,581
Non-cash stock-based compensation	882	1,481
Research and development supplies	709	991
Miscellaneous	590	697
	$12,739	$16,159

Salaries and Personnel. Expenses for salaries and personnel decreased $2.8 million due to reduced staffing levels in the 2017 period.

Outside Services. Expenses for outside services increased $0.7 million primarily due to increased activities related to sweet taste product candidates in development.

Non-cash Stock-based Compensation. Expenses related to non-cash stock-based compensation decreased $0.6 million due to lower valuations of stock options granted to employees in the 2017 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) increased to $9.0 million for the nine months ended September 30, 2017 from $8.9 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of September 30, 2017, we had received $263.9 million in research and development payments, license fees, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $42.2 million in royalties and commercial payments.

At September 30, 2017, we had $7.7 million in cash, cash equivalents and short-term investments available-for-sale, a decrease of $4.7 million compared to $12.4 million at December 31, 2016. This decrease is primarily due to the net use of cash to fund our operations.

Operating Activities

Operating activities used cash of $6.5 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash used in operating activities primarily resulted from an increase in commercial payments received, partially offset by a decrease in research funding payments received.

Investing Activities

Investing activities provided cash of $4.5 million and $5.9 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in cash provided by investing activities reflects the timing of purchases and maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $2.3 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in cash provided by financing activities is primarily due to proceeds from the issuance of common stock in the first quarter through an equity purchase agreement with Lincoln Park Capital Fund, LLC.

As of September 30, 2017, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$18,279	$2,388	$5,850	$5,929	$4,112
License payments	162	129	33	—	—
Total	$18,441	$2,517	$5,883	$5,929	$4,112

As of September 30, 2017, we had no long-term debt obligations.

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

Our future capital uses and requirements depend on numerous forward-looking factors. These factors may include, but are not limited to, the following:

●	our ability to generate flavor ingredient sales under our direct sales program;
●	our ability to maintain product discovery, development and commercialization collaborations;
●	the rate of progress and cost of research and development activities;
●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
●	the cost of our direct sales program, including purchases of inventory;
●	the number and scope of our research activities;
●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
●	the costs associated with third party supply and development of manufacturing processes;
●	the proceeds from the issuance of common stock upon the exercise of stock options;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or in-license new products, technologies or businesses.

We are entitled to receive $12.3 million in non-refundable research and development payments from our collaborators from September 30, 2017 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we have the right to sell to LPC, from time to time, in our sole discretion, up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. On any trading day we select, we may direct LPC to purchase up to 250,000 shares of our common stock at a purchase price based on the prevailing market price at the time of sale as set forth in the agreement and subject to a floor price of $0.50 per share; LPC’s obligation under each such purchase shall not exceed $2 million. In addition, we may direct LPC to purchase additional amounts under certain circumstances as set forth in the agreement. We have the right to terminate the purchase agreement at any time, at no cost to us. No shares were sold to LPC during the three months ended September 30, 2017. As of September 30, 2017, we had sold 2,000,000 shares to LPC for cash proceeds of $2.1 million.

We believe our available cash, cash equivalents, short-term investments available-for-sale and existing sources of funding will be sufficient to satisfy our anticipated operating and capital requirements through at least the next 12 months after the filing of our Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Our business could be impacted as a result of actions by activist stockholders or others.

We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist stockholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with collaborators, customers, prospective and current employees and others.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation as currently in effect (filed as Exhibit 3.1 to Registration Statement File No. 333-113998).
3.2	Amended and Restated Bylaws as currently in effect (filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on September 1, 2017).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement File No. 333-113998).
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Humphrey, Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of John Poyhonen, Chief Executive Officer, and David Humphrey, Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations and comprehensive loss, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: October 26, 2017	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ DAVID HUMPHREY
David Humphrey Vice President, Finance (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)