Form 10-K
period 2017-12-31
SENOMYX INC
filed 2018-03-08
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☒           Smaller reporting company ☒          Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the voting stock held by non–affiliates of the registrant, computed by reference to the last sale price of such stock as of such date on the NASDAQ Stock Market LLC, was approximately $33,207,000. Excludes an aggregate of 7,505,594 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock as of June 30, 2017. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of  February 27, there were 47,786,793 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

Senomyx, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2017

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

PART I

Item 1.   Business

Overview

We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients and natural high intensity sweeteners, or HIS, primarily for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors that impart a taste, such as savory and cooling, and flavors with modifying properties, such as sweet and salt taste modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to enhance the taste profile in a variety of food and beverages. We sometimes refer to these flavors with modifying properties as “modifiers.” We believe our flavor ingredients and natural HIS will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (e.g., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

Historically, we have derived our revenues from collaborative agreements by licensing our flavor ingredients to our collaborators on an exclusive or co-exclusive basis. As our technology has evolved and as we have demonstrated our ability to discover and develop novel flavor ingredients and natural HIS, we have transitioned to primarily non-exclusive licensing arrangements. We expect most future licenses of our flavor ingredients and natural HIS to be licensed to third-party collaborators on a non-exclusive basis. Non-exclusive collaborations provide our collaborators with access to our proprietary technology and products while not encumbering the commercial potential of the products we develop. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich, and PepsiCo, Inc., or PepsiCo. Depending upon the collaboration, our collaboration agreements historically have provided license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and/or royalties on sales of products incorporating our flavor ingredients.

In addition to revenues from collaborative agreements, we have a complementary commercialization strategy whereby we sell certain of our flavor ingredients directly to flavor companies for re-sale to their food and beverage company customers. The flavor companies add value by incorporating our ingredients into proprietary flavor systems, which include a combination or variety of flavor ingredients, for their customers. We also have the ability to sell certain of our flavor ingredients directly to food, beverage, consumer product and pharmaceutical customers. To support this direct sales program, we have established relationships with third party manufacturers. Our commercial revenues under the direct sales program are generated from sales of our flavor ingredients to flavor companies and other customers.

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

We are currently pursuing the discovery, development and/or commercialization of our flavor ingredients through five programs focused on sweet, savory, bitter, cooling and salt taste areas. Currently, the primary goals of our sweet taste program are the discovery, development and/or commercialization of both natural HIS and flavor modifiers that allow our customers to maintain the desired sweet taste in consumer products that have a significant reduction in sweeteners. The current goals of our savory flavor program are to commercialize our portfolio of novel flavor ingredients that mimic the taste of naturally occurring glutamate to enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining our savory flavor ingredients with other ingredients to create unique new flavors. The current goal of our bitter blocker program is to support commercialization of our bitter blocker BB68 for use in products that reduce or block bitter taste to improve the overall taste characteristics of packaged foods, beverages, over the counter, or OTC, health care products and pharmaceutical products. The goal of our cooling taste program is to support the commercialization of novel cooling flavor ingredients that have advantages over currently available flavor ingredients for a variety of applications. The goal of our salt taste program is to validate a taste-related protein as a screening target to identify flavor ingredients that allow a significant reduction of sodium in foods and beverages yet maintain the salty taste desirable to consumers.

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

Industry Background

High Intensity Sweetener Industry Overview

Natural and artificial HIS are used in a wide variety of packaged food, beverage and ingredient products throughout the world. In the United States, current artificial HIS approved for use include saccharin, aspartame, acesulfame potassium (Ace-K), sucralose, neotame, and advantame. The most widely used natural HIS products in the United States are derivatives of Stevia. Artificial HIS have fallen out of favor with many consumers. In light of this trend, along with the desire to reduce calories while maintaining great taste, efforts have increased in the pursuit of novel natural HIS. According to LMC International, in 2016, the annual worldwide consumption of HIS on a commercial basis was close to 127,500 metric tons at an estimated value of $1.38 billion. The only natural HIS included in this estimate were Stevia products with approximately 3,800 metric tons consumed at an estimated value of $332 million. Furthermore, the annual growth rate for HIS has exceeded that of both sucrose and high fructose corn syrup (6.1% growth for total HIS compared to 0.8% growth for sucrose and 0.5% for high fructose corn syrup). In the United States, HIS are regulated under the provisions of the Food, Drug and Cosmetic Act, or FD&C Act. The regulatory approval process for HIS can vary significantly and is further described under Regulatory Process below.

Flavor Industry Overview

Flavor ingredients are used in a variety of packaged food, beverage and ingredient products throughout the world. Flavor ingredients can be either natural or artificial compounds. Flavor ingredients are generally sold as part of a flavor system developed by a flavor company. Flavor systems are then sold for use by packaged food and beverage companies or companies that make pharmaceutical or OTC products.

While a few packaged food, beverage and ingredient companies have their own internal flavor research and development programs, most have traditionally relied on purchases of flavor systems from third parties. Historically, most third party flavor companies have purchased or manufactured flavor ingredients on a commodity basis and then used these to create flavor systems for their packaged food and beverage customers. The ability to incorporate unique flavors that deliver a great taste profile in end products is a key consideration for packaged food and beverage companies as they strive to differentiate their brands in the marketplace. As such, flavor companies are constantly looking to identify unique, value-added ingredients that will help to meet their customers’ needs for innovative flavor solutions.

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

Flavor ingredients are regulated in the United States under provisions of the Food, Drug and Cosmetic Act, or FD&C Act. Flavor ingredients sold in countries and regions outside the United States are also subject to regulations imposed by national governments or regional regulatory authorities, as is the case in the European Union. The regulatory regime for flavor ingredients is further described under Regulatory Process below.

Packaged Food and Beverage Industry

Packaged food and beverage products include carbonated and non-carbonated beverages, baked goods, dairy products, frozen foods, snack foods, main meal and side dish mixes, canned soup and numerous other products. According to recent data from Euromonitor International, an independent research organization, over 762 million metric tons of packaged food were sold worldwide in 2016. This figure is comprised of the weight of ready-to-eat finished food products (e.g., yogurt) and the weight of the concentrated forms of products before adding water or other components required for reconstitution (e.g., condensed soup). The worldwide sales of packaged food and beverage products in 2016 were approximately $3.0 trillion, of which over $578 billion were generated in the United States. These figures represent annual growth rates of approximately 4.5% and 1.9%, respectively, over 2011 amounts. Based on these estimates, of the worldwide total, sales of packaged foods were approximately $2.08 trillion and sales of non-alcoholic beverages were approximately $913.6 billion.1

Flavor Ingredients as a Source of Competitive Advantage

The packaged food, beverage and ingredient industries are comprised of a number of large and highly competitive market segments. Small market share gains in specific large market segments can translate into significant additional revenue for packaged food, beverage and ingredient companies. As a result of these market opportunities, packaged food, beverage and ingredient companies are constantly seeking ways to differentiate their products, as consumer demand can be greatly affected by very small actual or perceived improvements in flavor or health profiles. Flavor ingredients can potentially provide an important way to differentiate a particular product through improvements in nutritional profile, flavor innovation and cost of goods savings while delivering great taste.

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

1 Amount does not include fountain or foodservice sales in certain beverage categories

We believe our process will result in the discovery and development of flavor ingredients that will address the following key challenges faced by the packaged food, beverage, ingredient supply and consumer goods industries:

•	Identifying Natural Ingredients. We are using our technologies to screen libraries of natural samples isolated from plants and other natural sources to discover new natural HIS and flavor ingredients.

•

Improving or Maintaining Taste. Our goal is to discover, develop and commercialize flavor ingredients that will enable food and beverage manufacturers to improve or maintain the taste of their offerings while also enhancing the nutritional profile of packaged food, beverage and ingredient products.

•

Reducing Sweeteners, MSG and Salt in Packaged Food and Beverage Products. Our resources are focused on discovering, developing and/or commercializing natural HIS and flavor ingredients that, when added as part of a flavor system, will enable food and beverage manufacturers to significantly reduce the levels of sugar, fructose, artificial sweeteners, MSG and salt in packaged food and beverage products while maintaining or improving taste. We believe reducing the levels of such ingredients will help to improve the nutritional profile of packaged food and beverage products.

•

Blocking Undesirable Tastes. We have developed flavor ingredients that we believe will be useful in blocking bitter and other unwanted tastes associated with certain packaged food and beverage products. Our technology may also be used to improve the taste of products outside of food and beverages, such as OTC health care products and pharmaceutical products.

•

Delivering Proprietary Flavor Ingredients. Through our direct sales program, we are able to offer flavor companies our proprietary flavor ingredients for incorporation into their flavor systems for re-sale to food and beverage manufacturers. We believe this approach will allow numerous food and beverage manufacturers to improve or maintain the taste of their offerings while improving the nutritional profile of packaged food, beverage and ingredient products. We are also able to offer our future collaborators and customers non-exclusive use of certain proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies.

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

Our Strategy

Our goal is to become the leader in the discovery, development and commercialization of new natural HIS and proprietary flavor ingredients that are commercialized either through collaborations with leading companies or through direct sales by us. Key elements of our strategy include:

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

•

Developing Natural HIS. We have discovered nearly 300 natural sweeteners since 2010 through our proprietary taste science technologies. After conducting a comprehensive analysis of the taste and physical properties, we have advanced our lead novel sweetener, siratose, a minor component of Luo Han Guo (also known as monk fruit), into the development phase. In addition, we continue to acquire and screen libraries of natural products for potential future product candidates.

•

Developing Flavor Ingredients that are Eligible for Flavor and Extract Manufacturers Association, or FEMA, Generally Recognized as Safe, or GRAS, Determination. Historically, a primary focus has been on the development of flavors and flavors with modifying properties that will qualify for a FEMA GRAS determination. Sixteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determination. Upon receipt of GRAS determination, our collaborators and customers can begin to test market and commercialize retail products or flavor systems incorporating our flavor ingredients in several key markets.

•

Collaborating With Leading Packaged Food, Beverage and Ingredient Companies. We are collaborating with leading packaged food, beverage, flavor and ingredient companies to develop and commercialize certain of our product candidates. Under our legacy license agreements, our collaborators are allowed exclusive use, co-exclusive use, or a limited period of exclusive use of certain of our proprietary flavor ingredients in defined packaged food, beverage and ingredient product categories and geographies. In general, our collaborators are responsible for manufacturing, marketing, selling and distributing their products incorporating flavor ingredients discovered and developed by us. In addition, our collaborators are responsible for all costs of manufacturing our flavor ingredients for their own use. As a result, we expect that certain of our flavor ingredients will be commercialized without incurring significant sales, marketing, manufacturing and distribution costs. We seek to establish additional natural HIS program collaborations with leading companies on a non-exclusive basis.

•

Pursuing Market Opportunities through Direct Sales. We seek to optimize the value of our flavor ingredients by creating new opportunities to increase their usage by food, beverage and other consumer product companies. Our direct sales efforts are focused on selling certain of our flavor ingredients directly to flavor companies. We also have the ability to sell certain of our flavor ingredients directly to food, beverage, consumer product and pharmaceutical customers. We expect flavor companies to add value by incorporating our ingredients into proprietary flavor systems for re-sale to their consumer product company customers. Our sales team also reaches out directly to these consumer product companies to conduct introductory presentations and taste tests of our portfolio flavor ingredients. This effort has been effective in generating awareness of our direct sales program by these end users, which in turn is leading them to contact their preferred flavor company suppliers for additional information and to request samples. We believe the direct sales program enables a deeper and broader penetration of the food and beverage industry and accelerates commercialization by expanding the market for our products.

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

•

Safety Studies and Regulatory Approval of Product Candidates. The next step in our discovery and development process is to select one or more product candidates for development and potential commercialization. We then evaluate the selected product candidate for safety in accordance with industry standards, including preliminary in-vitro evaluation and additional in-vivo studies to confirm an acceptable safety profile. Following this evaluation, we submit the safety data along with the physical and chemical properties of the flavor ingredient product candidate and a description of manufacturing and conditions of intended use to FEMA for review. The FEMA review is conducted by an independent Expert Panel identified and convened by FEMA. If the Expert Panel determines the product candidate to be GRAS, data from the safety studies supporting the GRAS determination are provided to the U.S. Food and Drug Administration, or FDA, and published in the journal Food Technology. The FEMA GRAS determination allows the flavor ingredients to be commercialized in the United States and several other countries and regions. The FEMA GRAS determination also facilitates regulatory determinations in a number of additional countries.

Sixteen flavor ingredients developed as part of our savory, sweet, bitter and cool programs have received FEMA GRAS determinations. In our experience, the process from selection for development until receipt of that determination has historically ranged from 12 to 18 months. Costs associated with the FEMA GRAS process, including external third-party safety studies and preparation of the application, have been approximately $1.5 million per flavor ingredient. Product candidates that we develop in the future may require a similar amount of time and cost. However, the length of time and cost may vary depending on the properties of the product candidate. In addition, regulatory approval of the product candidates in other jurisdictions may require that we conduct additional studies or incur additional expenses. Furthermore, the United States regulatory approval of natural HIS will likely require submission through the Food Additive Petition or FDA GRAS notification process, as described further under Regulatory Process below.

The goal of the natural HIS component of our sweet taste program is to discover and develop novel no- or low-calorie natural HIS. We continue to make progress in our efforts to discover and develop natural HIS, including the discovery of nearly 300 natural sweeteners since 2010 through our proprietary taste science technologies. After conducting a comprehensive analysis of the taste and physical properties, we have advanced our lead novel sweetener, siratose, into the development phase. Siratose has demonstrated greater potency and a better taste profile than rebaudioside-A, the most used sweetener from stevia plants, in sensory evaluations. In addition, siratose has shown improved stability in low pH products, such as carbonated beverages, and increased solubility, making it easier to work with compared to all known stevia plant based sweeteners. Importantly, siratose has also demonstrated potency and overall taste quality superior to existing monk fruit sweeteners and superior to over 50 other minor sweetener components found in both monk fruit and the monk fruit plant that we have evaluated.

The goal of the sweet taste modifier component of our sweet taste program is to restore the desired taste profile of products in which natural and artificial sweeteners have been reduced. We completed development activities and received FEMA GRAS determination for sucrose and high fructose corn syrup sweet taste modifier Sweetmyx® FS22 during 2017. We continue our efforts to discover and develop natural sweet taste modifiers, and we have achieved a taste proof-of-concept for a natural sweet taste modifier. The next step is the identification of a natural sweet taste modifier which meets the potency and physical property requirements to be commercially viable.

The goal of our savory taste program is to discover and develop novel savory flavor ingredients that mimic the taste of naturally occurring glutamate to enable the reduction or replacement of added monosodium glutamate, or MSG, and to provide new savory tastes to foods by combining our savory flavor ingredients with other ingredients to create unique new flavors. Our efforts are focused on the discovery and development of natural savory flavor ingredients to optimize the value of our large natural sample library.

The goal of our bitter blocker program is to discover and develop novel bitter blockers that reduce or block bitter taste ingredients found in many products thereby improving the overall taste characteristics. Our efforts are focused on bitter blockers for over the counter, or OTC, health care products and pharmaceutical products since these products typically do not desire a natural flavor solution.

The goal of our cooling taste program is to support the commercialization of novel cooling flavor ingredients that have advantages over currently available flavor ingredients for a variety of applications.  Our efforts are focused on screening samples from our proprietary library to discover novel cooling taste ingredients intended to improve upon the properties of existing cooling ingredients such as menthol with benefits which may include reduced odor, greater potency or improved temporal sensory profiles.

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

The most common types of GRAS reviews are:

•

FEMA Expert Panel. The FEMA Expert Panel is an independent panel of experts for which FEMA provides administrative assistance. The FEMA Expert Panel, which may be used by FEMA members and certain other parties, meets up to three times per year. If the FEMA Expert Panel determines a flavor ingredient to be GRAS, information about the GRAS determination is published in the journal Food Technology and all of the data is provided to the FDA. To our knowledge, the FDA has not challenged the FEMA Expert Panel’s conclusion that the use of a flavoring substance is GRAS. Sixteen of our flavor ingredients have been determined to be GRAS by the FEMA Expert Panel.

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

United States FDA GRAS Notification Process. With respect to certain natural HIS, a summary of the GRAS determination may be submitted to the FDA for evaluation. If the FDA is satisfied with the data, it may issue a “letter of no objection”. The current commercialized forms of Stevia have gone through this process. Our goal is to attain regulatory approval through this FDA GRAS notification process for our lead novel sweetener, siratose, a minor component of Luo Han Guo (also known as monk fruit) and any future natural HIS candidates that we discover.

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

Patents and Proprietary Rights

Our policy is to file patent applications and to protect technologies, inventions and improvements to inventions that are commercially important to the development of our business. For example, we may seek patent protection for receptors and nucleic acid sequences encoding receptors that are involved in taste and the use of such receptors to identify ingredients that modulate taste. As of December 31, 2017 we are the owner or the exclusive licensee of 233 issued United States patents, 35 pending United States patent applications, 422 issued foreign patents and 187 pending foreign applications covering various aspects of our proprietary technology. Our issued patents have terms that expire between 2019 and 2036. The earliest patent expiration for our approved flavor ingredients is in 2024 for certain savory flavor ingredients. We also rely on trademarks to protect our proprietary technology. Generally, United States patents have a term of 17 years from the date of issue or 20 years from the earliest claimed priority date, whichever is later, for patents issued from applications filed with the United States Patent and Trademark Office prior to June 8, 1995 or 20 years from the application filing date or earlier claimed priority date in the case of patents issued from applications filed on or after June 8, 1995. Patents in most other countries have a term of 20 years from the date of filing the patent application. We intend to continue to file patent applications as we discover and develop new flavor ingredients, HIS and technologies.

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

Market Overview

Each of our programs focuses on flavor ingredients that address large, potentially overlapping markets. Our sweet taste program is aimed at discovering and developing natural HIS or flavor ingredients that could be used in product categories such as beverages, dairy products and baked goods. Our savory flavor program is aimed at commercialization of flavor ingredients that could be used in product categories such as ready-to-eat meals, sauces, soups, pastas, dried foods and snack foods. Our bitter blocker program is focused on commercialization of flavor ingredients that could be used in food and beverage products that contain bitter tasting ingredients, such as rebaudioside A, hydrolyzed whey and soy proteins, caffeine and menthol. Our cooling taste program is aimed at commercialization of flavor ingredients that could be used in products that incorporate cooling agents, such as cough medicines, confectionaries and OTC oral hygiene products. Our salt taste program is aimed at developing flavor ingredients that could be used in virtually all food product categories.

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

Sweet Taste Program

Current products from our sweet taste program are intended to maintain or improve the sweet taste of consumer products that have reduced levels of certain sweeteners such as sucralose, sucrose and high fructose corn syrup. To-date, we have four commercialized products: S2383, a novel sucralose modifier; S6973 (SR69) and S9632 (SR96), two novel sucrose modifiers; and S617, a sucrose and HFCS modifier.

The annual worldwide consumption of sucrose, fructose and high fructose corn syrup is estimated to be $92 billion at a volume of 193 million metric tons. The annual sucralose market is approximately $433 million at a commercial basis volume of 6,436 metric tons. These estimates are based on 2016 data from LMC International, Milling & Baking News and the USDA Economic Research Service.

The most compelling product category for products from our sweet taste program is the non-alcoholic beverage market. According to Beverage Digest, 2016 global volume exceeded 142 billion unit cases (each unit case is 192 ounces). The second largest segment of this market is carbonated soft drinks with global volume of just over 36 billion unit cases. The following table provides additional detail for 2016 on the key segments of the global non-alcoholic beverage market.

Beverage Type	Unit Cases (billions & %)		Vol. +/-
Bottled Water	67.2	47.3%	6.4%
Carbonated Soft Drinks	36.1	25.4%	0.2%
Juice	13.8	9.7%	0.9%
RTD Tea	6.5	4.6%	5.0%
Sports Drinks	2.6	1.9%	3.3%
Energy Drinks	1.5	1%	6.0%
RTD Coffee	0.9	0.6%	4.0%
Other[1]	13.4	9.5%	2.1%
Totals	142.1	100%	3.7%

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

1 “Other” includes dilutables, other functional beverages and other still beverages.

Our savory flavor program is aimed at flavor ingredients that address a worldwide market for monosodium glutamate (MSG) with a value of $5.1 billion and estimated global demand of 3.16 million metric tons, based on 2016 data.. Additionally, these flavor ingredients may be used to create unique savory flavor systems. The incremental opportunity for the entire savory flavors market segment is projected at $2.4 billion in 2017 global sales. These estimates are based on data from Foodtrending and Ajinomoto Co.

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

Bitter Blocker Program

Our bitter taste blockers are intended to reduce the bitterness associated with certain bitter tastants such as those associated with certain HIS, hydrolyzed proteins, cocoa, caffeine and menthol. These bitter taste blockers may be used in a wide variety of products including tea, nutritional beverages, protein bars, confectionary, ice cream, yogurt, desserts and baked goods. One of our bitter blockers, S6821, has received FEMA GRAS determination and is being commercialized through our direct sales efforts. S6821 has demonstrated activity against bitter tasting foods and beverages that include soy and whey proteins, menthol, caffeine, cocoa, rebaudioside A (component of Stevia) and select actives used in various OTC products.

Cooling Taste Program

Our cooling taste agents are intended to improve upon the properties of existing cooling agents with benefits which may include odorless compared to menthol, greater potency or improved temporal sensory profiles. Existing cooling agents include menthol, WS-3, Frescolat ML & MGA, Cooler 1 & 2, and Evercool. These cooling agents may be used in a wide variety of products including tea, flavored waters, confectionary products such as chewing gum and mints, toothpaste and mouthwash. Two cooling ingredients, S2227 and Coolmyx®CL19, have received GRAS determination by the FEMA Expert Panel. We currently have one exclusive partner, Firmenich, operating under an ingredient supply-based agreement with certain royalty payments based on their flavor system sales incorporating these cool flavor ingredients.

Salt Taste Program

Our salt taste modifier program is intended to reduce the level of salt contained in packaged food and beverage products. High salt levels are used in a wide variety of products including ready meals, sauces, soups, snack foods, frozen foods, canned foods, dried foods, processed meats and certain baked goods. The cost of salt (sodium chloride) is extremely low but the annual usage of salt in consumer products segment is estimated at 1.6 million metric tons (per K+S Group Financial Report 2016).

We have identified a small group of proteins that meet certain criteria for potentially being involved in salt taste, and we have begun more advanced tests to determine if they function to detect salt. We are currently working with protein candidate targets which are being further evaluated to see if either protein modulates salty taste, which would provide a taste proof-of-concept.

Commercialization Status

Through December 31, 2017, eight of our flavor ingredients have been commercialized through one of our collaborators or direct sales customers. This total includes two of our savory flavors, four products from our sweet taste program and a bitter blocker that have been incorporated into packaged food or beverage products. Additionally, a cooling agent has been commercialized in an oral care product. Precise information is limited, primarily due to confidentiality agreements. Based on market intelligence, including the royalty reports we receive from our collaborators and the estimated use level of our flavor ingredients, we estimate that finished products of 26.4 billion eight fluid ounce servings or 1.1 million unit cases of beverages, and 10.2 million metric tons of food products, have been manufactured or prepared using Senomyx’s novel flavor ingredients since inception of commercialization. Our estimates are based on the volume or weight of finished products, which include ready-to-drink beverages and ready-to-eat food products along with the volume of finished beverages and weight of food products which are sold as concentrates and require reconstitution prior to consumption. Historically, these products have been marketed in North America, Latin America, Asia, Europe, Africa, Australia and the Middle East.

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

Firmenich has non-exclusive worldwide rights to commercialize our S9632 sucrose modifier in virtually all food categories and alcoholic beverages. Firmenich has not commercialized S9632 and future commercialization of this sucrose modifier is unlikely based on their focus on other Senomyx sweet taste modifiers

Firmenich also has exclusive worldwide rights for a specified period to commercialize our Sweetmyx S617 sucrose and high fructose corn syrup sweet taste modifier in virtually all food categories and alcoholic beverages. Effective in the first quarter of 2018, Firmenich rights to Sweetmyx S617 will become non-exclusive. Firmenich will maintain rights to commercialize the product and will have an obligation to pay royalties for use of the product through the life of the patents.

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

Firmenich has exclusive, worldwide rights to S2227 and Coolmyx CL19, our novel cooling ingredients, for use in all product categories. Firmenich has commercialized S2227 in oral care products.

Sales and Marketing under Royalty-based Collaborations

Under our current collaboration agreements, our collaborators are responsible for sales, marketing, and distribution of any packaged food or beverage product incorporating our flavor ingredients for their own use. As a result, in the past, our flavor ingredients were commercialized without our incurring significant sales, marketing and distribution costs and we expect our collaborators to continue to assume those same responsibilities for the use of any flavor ingredients in fields of use that they have licensed from us. Our current collaborators, Ajinomoto, Firmenich and PepsiCo, are recognized leaders in the sales, marketing and distribution of packaged food, beverage and ingredient products.

Manufacturing under Royalty-based Collaborations

Under the majority of our existing collaborative agreements, our collaborator may, in its sole discretion, manufacture directly or through a third party manufacturer the flavor ingredients it licenses from us.

Direct Sales to Flavor Companies

Rather than relying solely on royalty-based collaborations for commercialization, we also have a direct sales program to sell certain of our flavor ingredients to flavor companies for their use in the development of proprietary flavor systems for their customers. We also have the ability to sell certain of our flavor ingredients directly to food, beverage, consumer product and pharmaceutical customers. We are marketing these flavor ingredients under the Complimyx® umbrella brand, which we selected to connote the benefits of using these offerings to add value to flavor systems. Additionally, we have developed sub-brands to identify each taste area separately, such as Sweetmyx for our sweet taste modifiers, Savorymyx® for our savory flavors and Bittermyx® for our bitter blocker. Specific ingredients within a taste category are referenced using a category code, such as Sweetmyx SR69 which is also known as the sucrose modifier S6973.

Our Complimyx product portfolio currently includes five flavor ingredients, all of which are currently being evaluated and sampled to consumer products companies. All five ingredients have been purchased by our flavor company customers for use in consumer products currently on the market.

Sweetmyx SR69 (S6973) and Sweetmyx SR96, sucrose modifiers, amplify the sweetness of sugar-reduced foods and beverage products. . According to Euromonitor, global use of sucrose across all food categories is approximately 28.6 million metric tons on an annual basis. Key targeted food categories for using Sweetmyx SR69, including baked goods, confectionary, dairy products and sweet sauces and condiments, represent around 65% of this volume. The average sucrose content of targeted food products, anticipated use level of Sweetmyx SR69 and the potential sucrose reduction level vary considerably by product category, making it difficult to calculate a generalized dollar value of direct sales revenue for each global market share point achieved. We estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR69 in over 90% of the target market opportunity.

Primary market potential for Sweetmyx SR96 includes a number of targeted non-alcoholic beverage product categories, including ready-to-drink and powdered forms of coffee and tea, powdered soft drinks, flavored milk and dairy beverages. According to Euromonitor, these target product categories utilize over 5.0 million metric tons of sucrose on an annual basis. Based on our assumptions for average sucrose content of the targeted beverages, the anticipated use level of Sweetmyx SR96 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth over $7.7 million to us in direct sales revenues. Furthermore, based on Euromonitor data, we estimate that our current regulatory approvals allow for the commercialization of Sweetmyx SR96 in approximately 77% of the target market opportunity at this time.

Sweetmyx FS22, a fructose and sucrose modifier, allows for a significant reduction of both sucrose and high fructose corn syrup while still maintaining great taste. In addition, it has improved physical properties over our existing sweet taste boosters, making it easier to use in end consumer products. Sweetmyx FS22 received FEMA GRAS determination in 2017, enabling commercialization in the U.S. and a number of other countries. Third parties are currently evaluating this novel flavor for potential use in non-alcoholic beverages and other product categories.

Savorymyx UM80 (S807) provides a well-rounded, clean upfront umami or savory note and has been incorporated into a variety of products including sauces, snack foods, soups, frozen foods and beverages. Savorymyx UM33 (S336), a flavor that offers intense slightly delayed savory taste while heightening peppery and earthy notes, is included in our direct sales portfolio for sales outside of Asia (except Japan).

We estimate the direct sales potential of Savorymyx UM80 based on the global MSG market. According to Ajinomoto Co. estimates, 2016 MSG global demand was 3.16 million metric tons. Based on our assumptions for average MSG content, the anticipated use level of Savorymyx UM80 and our anticipated selling price to flavor companies, we estimate that each global market share point is worth over $2.5 million to us in direct sales revenues. Our estimate does not include direct sales revenues from the $2.4 billion global savory flavors market. We estimate that our current regulatory approvals allow for the commercialization of Savorymyx UM80 in over 90% of the target market opportunity.

Bittermyx BB68 (S6821), a bitter blocker, reduces or blocks bitter taste of numerous ingredients such as hydrolyzed soy and whey proteins, menthol, caffeine, cocoa, and rebaudioside A (component of Stevia) and can improve the overall flavor of foods and beverages. Product applications for Bittermyx BB68 include various food and beverages, over-the-counter medications, pharmaceuticals and oral care products.

Sales and Marketing under Direct Sales Program

We have developed sales and marketing capabilities within our internal organization to support our direct sales program. Our initial focus is directed toward global flavor companies with operations in the United States and other U.S. based flavor companies. Flavor companies commercialize our flavor ingredients in the United States. Additionally, global flavor companies commercialize our flavor ingredients outside the United States in geographies where we have appropriate regulatory authorization, and in the future we may also market our flavor ingredients directly to more region specific flavor companies outside the United States. In 2017, we established a an agreement with a third party to market and sell certain of our flavor ingredients to flavor companies in the Asia Pacific region.

Manufacturing under Direct Sales Program

We utilize third party manufacturers to produce our flavor ingredients. These third parties are responsible for the purchase of raw materials and manufacture of finished products. We may also utilize third parties to provide inventory warehousing, distribution, importation, and other supply chain support.

Our Collaborative Agreements

We have established collaborations with leaders in the packaged food, beverage and ingredient supply markets. Under each of our current collaborative agreements, we have agreed to conduct research and develop flavor ingredients in one or more specified taste areas, such as sweet, savory, bitter, cool or salt. These collaborations are generally focused on one or more specific product categories, such as non-alcoholic beverages, confectionary products or frozen foods. We currently have collaborative agreements with Ajinomoto, Firmenich and PepsiCo.

Our current collaboration agreements generally provide for royalty payments in the event the collaborator commercializes a product incorporating our flavor ingredients. The specific type of royalty and method for calculating royalty payments varies by agreement and many factors may affect the potential royalty payments under our agreements. In addition, royalty rates under some of our agreements may vary from period to period. Accordingly, any estimates of future royalties are uncertain and difficult to predict. We generally describe our collaborative agreements as retail-based agreements or ingredient supply-based agreements. Under our retail-based royalty agreements, any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products at the distribution level or is based on the volume of a manufacturer’s finished product that it sells. Our retail-based royalty agreements generally provide for an effective royalty of up to 4%. Our agreements with PepsiCo (Sweet) and Ajinomoto are partially retail-based royalty agreements. Under our ingredient supply-based agreements, any potential royalty payable to us is calculated as a percentage of the sales price of either our flavor ingredient itself or the flavor system in which our flavor ingredient is contained or is based on the volume of the flavor ingredient itself used by a manufacturer in a finished product. Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements. Our agreements with Ajinomoto, Firmenich and PepsiCo (Sweet) are either exclusively or partially ingredient supply-based royalty agreements.

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

Our current collaborative agreements provide that we will conduct research and development relating to HIS and/or flavor ingredients for use within clearly defined packaged food, beverage and ingredient product fields, historically on an exclusive or co-exclusive basis for the collaborator during the collaborative period specified in each of the agreements. Collaborations we have established since 2013 have been for non-exclusive rights or with a first mover advantage which provides the collaborator with a limited period of exclusivity. We anticipate that future collaborative agreements we establish will be on a non-exclusive or limited first mover advantage basis. Our current product discovery and development collaborators are not prohibited from entering into research and development collaboration agreements with third parties in any product field. Under the terms of each agreement, we will retain rights to flavor ingredients that we discover during the collaboration for use with the collaborator, or for our use with other collaborators and direct sales customers outside of the defined product fields of that agreement. We will also generally retain rights to any flavor ingredients that we discover after the respective collaborative period. However, in some instances we have agreed to arrangements where we would not launch competing products that one of our collaborators has selected for development and commercialization. We have also agreed under the terms of two of our collaboration agreements that we would not license similar flavor ingredients to the collaborator’s competitor for the same intended uses and product categories that we have licensed to our collaborator. In addition to the collaborative agreements, we have a commercialization and license agreement with Firmenich regarding our S2383 sucralose modifier. In the case of certain of our agreements, if the collaborator terminates the agreement or fails after a reasonable time following regulatory authorization or FEMA GRAS determination to incorporate one or more of our flavor ingredients into a product, such collaborator will no longer be entitled to use the flavor ingredient and we will have the right to sell or license the flavor ingredient to other packaged food, beverage and ingredient companies for use in any product field covered in the agreement.

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

Under this agreement, through December 31, 2017, we have received $58.6 million in license fees, research and development funding, cost reimbursements and milestones. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict.

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

Under this agreement, through December 31, 2017, we have received $95.7 million in upfront fees, research and development funding, cost reimbursements and milestones. We are entitled to receive an additional $10.5 million for the remaining research and development funding under the agreement. There is no guarantee that we will receive any additional milestone payments under this collaboration. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient from the date of introduction of each product in each country until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict. If our collaborative agreement with PepsiCo were to terminate earlier than currently anticipated, we may experience a material decline in our revenues.

Firmenich (Cool)

In December 2007, we entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel flavor ingredients that may be used by Firmenich on an exclusive basis worldwide to impart a cool taste in flavor systems. In November 2010, we amended the agreement to extend the collaborative period until December 2012. In December 2012, we amended the agreement to extend the collaborative period until June 2013, which marked the end of the collaborative period. Under the agreement, Firmenich agreed to pay research fees and specified payments upon the achievement of milestones. Firmenich also agreed to reimburse us for a portion of the costs associated with the development and regulatory approval process of flavor ingredients that it selects for development, as well as a portion of certain expenses that we incur related to the research program. In addition, based on the regulatory approval in 2014 of a discovered flavor ingredient, we are entitled to minimum periodic royalties and royalties on sales of products containing the discovered flavor ingredient until the expiration of relevant patents. In November 2017, we amended the agreement to grant Firmenich an exclusive license to an additional approved flavor ingredient (Coolmyx CL19) and related analogs, as well as an expansion of product categories to include all applications in the flavor, oral care and consumer product markets. In addition, Firmenich’s royalty obligations were suspended from 2018 through 2020 and will resume on January 1, 2021. In exchange for the exclusive license, expansion of rights and suspension of royalty obligations, we received a cash payment of $10.0 million.

Under this agreement, through December 31, 2017, we have received $19.5 million in research and development funding, cost reimbursements, milestones, license fees and royalty pre-payments. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient beginning in 2021 until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other products, such as oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing HIS include Ajinomoto, BRAIN, AnalytiCon and Roquette: consortium Dolce AG, Cargill, DSM, Evolva, GLG Life Tech, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Symrise and Tate & Lyle. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise, Takasago and BASF. We will continue to compete in the future with these companies in collaborating with and selling flavor ingredients and technologies to manufacturers of food, beverage and ingredient products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, and more established relationships with consumer products companies than we do.

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

Employees

As of December 31, 2017, we had 56 full-time employees, including 9 with Ph.D. degrees. Of our full-time workforce, 35 employees are engaged in research and development and 21 are engaged in sales, marketing, intellectual property management, finance and administration. We also retain outside consultants. None of our employees are covered by collective bargaining arrangements, and our management considers its relationships with our employees to be good.

ITEM 1A.	RISK FACTORS

You should consider carefully the risks described below, together with the other information contained in this annual report on Form 10-K and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

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

Even if we discover and develop flavor ingredients with appropriate attributes required for use in commercial products and we obtain the necessary regulatory authorizations through the Flavor and Extract Manufacturers Association (FEMA) Expert Panel’s review and determination of our flavor ingredients as Generally Recognized as Safe (GRAS) or other regulatory approvals and receive the appropriate regulatory authorization to commercialize a natural HIS, the commercial utility for a novel flavor ingredient or HIS that we develop may ultimately be more limited than we expect. Our success depends to a significant degree upon successful commercial launches of food, beverage and ingredient products incorporating our flavor ingredients or HIS. If these products fail to achieve or subsequently maintain market acceptance or commercial viability, our business would be significantly harmed because our commercial revenues are dependent upon consumer sales of these products. In addition, we may be unable to maintain our existing collaborations or attract new product discovery and development collaborators or new customers for our direct sales program. Many factors may affect the willingness of food and beverage companies to launch new or reformulated products incorporating our flavor ingredients and HIS and the market acceptance and commercial success of any potential products incorporating flavor ingredients, including:

●	whether our collaborators devote sufficient financial and other resources to promote our flavor ingredients or HIS;
●	health concerns, whether actual or perceived, regarding our flavor ingredients, HIS, or those of our competitors;
●	unfavorable publicity regarding our flavor ingredients, HIS, or our research methods;
●	the timing of market entry as compared to competitive products;
●	the cost of our flavor ingredients or HIS relative to other competing products;
●	the pricing of products that contain our flavor ingredients and HIS relative to other competing products;
●	the costs and market risks of reformulating existing products;
●	the rate of adoption of products by our collaborators and other companies in the flavor industry; and
●	any product labeling that may be required by United States or foreign regulatory agencies for products incorporating our flavor ingredients or HIS.

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

Even if we successfully develop natural sweet taste modifier and/or HIS with appropriate attributes required for use in commercial products, our ability to scale up the manufacturing of our natural ingredients to enable their market launch will be dependent upon third parties being able to ferment or biosynthesize/manufacture such ingredients as we do not have the ability or expertise to do in-house. The fermentation or biosynthesis of a natural compound is very challenging and can be done only by a limited number of companies. If we are unable to successfully identify and collaborate with a third party capable of fermenting or biosynthesizing any natural ingredient that we are able to develop, we will not be able to scale up the manufacturing of such product to enable its market launch and our ability to successfully commercialize such product would be prohibited. Even if we are able to successfully collaborate with a third party capable of fermenting or biosynthesizing our natural ingredients, such third party may encounter difficulties developing a fermentation or biosynthesis manufacturing process which could result in delays in obtaining the necessary regulatory approvals and ultimately delay the commercialization of our natural ingredients. Even if a third party collaborator can ferment or biosynthesize our natural ingredients, such process may not meet the cost requirements which could delay or prevent the commercialization of our natural ingredients. Even if we obtain the necessary regulatory approvals, we will have limited or no control over these third parties, and because we could not ensure the actual fermentation or biosynthesis of our natural HIS or the ability of our suppliers to comply with applicable legal and regulatory requirements, our ability to successfully commercialize natural ingredients may be delayed or limited.

Furthermore, due to ongoing uncertainty and changes to applicable laws and standards, there is a possibility that any HIS or flavor ingredient derived from our library of natural compounds produced through fermentation could ultimately be categorized as an artificial, not natural, ingredient even if it is found in nature. If this were to occur, it would likely have a negative impact on the consumer appeal of any sweet taste modifier or HIS we develop from our library of natural compounds, and could deter food, beverage and ingredient products from incorporating the HIS or flavor ingredients. If this were to occur, our ability to successfully commercialize these ingredients would be limited and it could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to successfully commercialize our flavor ingredients through royalty-based collaborations or direct sales, or enter into new product discovery and development collaborations with third parties, we will likely need to obtain additional capital, reduce our ongoing expenses and/or modify our strategy to continue our operations. In addition, our business and operations may change in a manner that would consume available resources at a greater rate than anticipated, or we may decide that for other reasons it is in our best interests to seek additional capital. In such an event, we may need to raise substantial additional capital to, among other things:

●	fund research, discovery or development programs;
●	advance product candidates into and through the safety evaluation and regulatory approval process;
●	fund the strain development, optimization and fermentation process of our natural ingredients;
●	acquire rights to products or product candidates, technologies or businesses;
●	support the commercialization of our flavor ingredients; and
●	prosecute, maintain and enforce our intellectual property rights.

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

●	our ability to discover, develop and commercialize natural sweet taste ingredients;
●	our ability to develop a strain and optimize the fermentation process of our natural ingredients;
●	the termination, expiration or amendment of any of our product discovery and development collaboration agreements;
●	our ability to grow our direct sales program;
●	the demand for our collaborators’ and other customers’ products containing our flavor ingredients;
●	our receipt of milestone payments in any particular period;
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

Even if we successfully develop natural sweet taste modifier and/or HIS with appropriate attributes required for use in commercial products, our ability to scale up the manufacturing of our natural ingredients to enable their market launch will be dependent upon third parties being able to ferment or biosynthesize/manufacture such ingredients as we do not have the ability or expertise to do so in-house. The fermentation or biosynthesis of a natural compound is very challenging and can be done only by a limited number of companies. If we are unable to successfully identify and collaborate with a third party capable of fermenting or biosynthesizing any natural ingredient that we are able to develop, we will not be able to scale up the manufacturing of such product to enable its market launch and our ability to successfully commercialize such product would be prohibited. Even if we are able to successfully collaborate with a third party capable of fermenting or biosynthesizing our natural ingredients, such third party may encounter difficulties developing a fermentation or biosynthesis manufacturing process which could result in delays in obtaining the necessary regulatory approvals and ultimately delay the commercialization of our natural ingredients. Even if a third party collaborator can ferment or biosynthesize our natural ingredients, such process may not meet the cost requirements which could delay or prevent the commercialization of our natural ingredients. Even if we obtain the necessary regulatory approvals, we will have limited or no control over these third parties, and because we could not ensure the actual fermentation or biosynthesis of our natural HIS or the ability of our suppliers to comply with applicable legal and regulatory requirements, our ability to successfully commercialize natural ingredients may be delayed or limited.

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

In particular, we face substantial competition from companies pursuing the commercialization of products and services relevant to taste using more traditional methods for the discovery of flavor ingredients, or for the reduction of salt, sugar, monosodium glutamate, or MSG, or bitter taste. These competitors include leading flavor companies, such as Firmenich, Givaudan SA, International Flavors & Fragrances Inc., Symrise and Takasago. These companies provide flavors and other ingredients, such as essential oils, extracts and distillates, to consumer products companies for use in a wide variety of products including foods, beverages, confectionaries, dairy products and pharmaceuticals. Competitors currently developing or marketing HIS include Ajinomoto, BRAIN AG, or Biotechnology Research and Information Network AG, Cargill, DSM, Evolva, GLG Life Tech, Institute of Plant Sciences, Agricultural Research Organization–Volcani Center, Natur Research Ingredients, Nutrasweet, Nutrinova GMBH, PureCircle Limited, Tate & Lyle and The Coca Cola Company. Competitors currently developing or marketing menthol or cooling agents include International Flavors and Fragrances, Givaudan, Jindal Drugs, Mentha & Allied, Sharp Menthol, Symrise and Takasago. We currently compete and will continue to compete in the future with these companies in collaborating with and selling flavor ingredients for incorporation in food and beverage products. Many of these companies have substantially greater capital resources, research and development resources and experience, manufacturing capabilities, regulatory expertise, sales and marketing resources, established relationships with consumer products companies and production facilities.

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

We may in the future face competition from life sciences and other technology companies and other commercial enterprises. These entities engage as we do in biotechnology, biology or chemistry research and could apply this technology to the discovery and development of flavor ingredients. We are aware of two companies, Brain AG and Chromocell Corp., which are involved in research for the discovery and development of sweet flavor modifiers, bitter blockers and salt substitutes. We cannot guarantee that products developed as a result of our competitors’ existing or future collaborations will not compete with our flavor ingredients.

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

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $0.57 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to the factors described in this Risk Factors section, or other factors, some of which are beyond our control, such as:

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

Fiscal 2016 Quarter ended	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
High	$1.53	$1.06	$0.85	$1.71
Low	$0.93	$0.81	$0.56	$0.62

Fiscal 2016 Quarter ended	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
High	$3.85	$3.74	$4.85	$4.17
Low	$2.56	$2.11	$2.36	$0.78

The last sale price for our common stock as reported by the NASDAQ Stock Market on February 27, 2018 was $1.26 per share. As of February 2, 2018, there were approximately 45 stockholders of record of our common stock.

We have never declared or paid any cash dividends to our stockholders. We do not presently plan to pay cash dividends in the foreseeable future and intend to retain any future earnings for reinvestment in our business.

Information about our equity compensation plans is included in Item 12 of Part III of this annual report on Form 10-K.

Repurchases of Equity Securities

There were no repurchases of equity securities in 2017.

Performance Measurement Comparison (1)

The graph below matches Senomyx, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/2012	12/2013	12/2014	12/2015	12/2016	12/2017

Senomyx, Inc.	100.00	301.19	357.74	224.40	57.14	77.38
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
NASDAQ Biotechnology	100.00	174.05	230.33	244.29	194.95	228.29

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

	Years ended December 31,
	2017	2016	2015	2014	2013
Statements of Operations Data:
Revenues:
Development revenues	$7,789	$13,797	$17,838	$21,827	$24,657
Commercial revenues	21,531	9,242	7,044	5,835	4,630
Total revenues	29,320	23,039	24,882	27,662	29,287
Operating expenses:
Cost of commercial revenues	1,832	1,096	638	644	325
Research, development and patents	16,685	20,950	24,085	26,627	28,612
Selling, general and administrative	12,136	11,752	12,849	12,578	12,283
Total operating expenses	30.653	33,798	37,572	39,849	41,220
Loss from operations	(1,333)	(10,759)	(12,690)	(12,187)	(11,933)
Other income	70	73	42	37	35
Net loss	$(1,263)	$(10,686)	$(12,648)	$(12,150)	$(11,898)

Basic and diluted net loss per share	$(0.03)	$(0.24)	$(0.29)	$(0.29)	$(0.29)

Shares used to compute basic and diluted net loss per share	47,192,957	44,803,952	43,968,167	42,611,904	40,662,640

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash, cash equivalents and investments available-for-sale	$15,863	$12,363	$22,954	$28,738	$32,962
Working capital	19,565	15,310	19,649	19,800	15,611
Total assets	27,600	23,764	32,575	38,161	41,614
Accumulated deficit	(279,522)	(278,171)	(267,485)	(254,837)	(242,687)
Total stockholders’ equity	18,763	14,802	19,524	23,558	19,678

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

Overview and Recent Developments

We use proprietary taste receptor technologies to discover, develop and commercialize innovative flavor ingredients for the packaged food, beverage and ingredient supply industries. We consider flavor ingredients to include flavors, such as savory and cooling, and flavors with modifying properties, such as sweet and salt taste modifiers and bitter blockers. Flavors with modifying properties is a term used by the flavor industry to describe ingredients that function as part of a flavor system to modify or enhance the flavor profile of a variety of food and beverages. We also have an ongoing effort to discover and develop natural high intensity sweeteners, or natural HIS. We believe our flavor ingredients, when added as part of a flavor system, will enable packaged food, beverage and ingredient supply companies to improve the nutritional profile (i.e., reduce calories) of their products while maintaining or improving taste and, in certain cases, generating cost of goods savings.

Historically, we have derived our revenues from collaborative agreements by licensing our flavor ingredients to our collaborators on an exclusive or co-exclusive basis and receiving royalties and commercial milestones upon commercialization. We currently have collaborative agreements with several of the world’s leading packaged food, beverage and ingredient companies, including Ajinomoto Co., Inc., or Ajinomoto, Firmenich SA, or Firmenich and PepsiCo, Inc., or PepsiCo. Depending upon the collaboration, our collaboration agreements have generally provided for license fees, research and development funding, reimbursement of certain costs, milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestones, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. As our technology has evolved from concept to commercial products, we have shifted our licensing approach with respect to collaborations for our flavor ingredients and natural HIS. Rather than licensing flavor ingredients and natural HIS to a collaborator on an exclusive or co-exclusive basis, we have begun licensing our ingredients on a non-exclusive basis to expand the addressable market for commercialization. We believe this approach will allow greater commercialization and usage of our ingredients by multiple food, beverage and ingredient supply companies.

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

In November 2017, we entered into an amendment to the Collaborative Research, Development, Commercialization and License Agreement with Firmenich. Under the agreement, the research period previously concluded and Firmenich has been and is currently exclusively commercializing cool flavor ingredients previously licensed by us to Firmenich.

Rights: The amendment expands Firmenich’s rights under our cool taste program by granting Firmenich an exclusive license to Coolmyx CL19 and related cool flavor ingredients in all product categories other than therapeutics. The amendment also includes a license expansion of the previously licensed cool flavor ingredients for product categories covering all applications in the flavor, oral care and consumer product markets.

Consideration: As consideration for the additional rights, Firmenich paid us $10.0 million in November 2017.

Royalties: We will receive royalty payments upon Firmenich’s or a sublicensee’s sale of products containing any of the licensed cool flavor ingredients. Firmenich’s royalty obligations will be suspended between January 1, 2018 and December 31, 2020 but will resume on January 1, 2021 along with minimum annual royalty obligations.

Exclusivity: We will not, among other things, commercialize or sell cool flavor ingredients within the same chemical class as the licensed cool flavor ingredients. However, we shall have the right and ability to continue our cool research program independent of Firmenich and to discover, develop and commercialize all other cool flavor ingredients.

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

As of December 31, 2017, we have recognized cumulative revenues under our collaborations of $322.5 million. If any of our collaborative agreements were to terminate earlier than currently anticipated, we may experience a significant decline in our revenues. We anticipate that a significant portion of our revenues in the near future will be derived from research and development funding. We may receive license fees and/or additional milestone payments in the future upon the achievement of certain goals set forth in our collaboration agreements.

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

Our ability to complete the development of our current product candidates is subject to many risks and uncertainties. These risks include the risks, among others, that:

•	we are substantially dependent upon our collaborators for research and development funding;
•	our collaborators may terminate their respective collaboration programs early;
•	we may not be able to discover flavor ingredients or natural HIS with the desired taste attributes;
•	we may not be successful in developing flavor ingredients or natural HIS with other attributes required for use in commercial products;
•	we may not be able to develop manufacturing or fermentation processes that meet cost requirements;
•	we may be unable to obtain and maintain FEMA GRAS determination for our flavor ingredients, or equivalent regulatory approvals in other geographies; and
•	we may be unable to obtain and maintain US regulatory authorization for our natural HIS, or equivalent regulatory approvals in other geographies.

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

Results of Operations

Years Ended December 31, 2017, 2016 and 2015

Revenues

We recorded revenues of $29.3 million, $23.0 million and $24.9 million during the years ended December 31, 2017, 2016 and 2015, respectively. Research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 87% of the total revenues for the year ended December 31, 2017. The increase of $6.3 million in total revenues from 2016 to 2017 resulted from a $12.3 million increase in commercial revenues and a $6.0 million decrease in development revenues in 2017.

Development revenues in 2017 decreased $6.0 million from 2016 largely due to reduced research funding in 2017 under our sweet taste program collaboration with PepsiCo and the conclusion in July 2016 of the research funding period of the sweet taste program collaboration with Firmenich.

Commercial revenues increased $12.3 million in 2017, largely due a $10.0 million payment associated with the expansion of our cool program collaboration with Firmenich to include an exclusive license to an additional approved flavor ingredient and related analogs, expansion of rights and suspension of royalty obligations. Royalty revenues related to our sweet taste program increased $2.8 million.

For 2016, research and development payments, license fees, milestone payments and royalty revenues under our material collaborations with Firmenich and PepsiCo accounted for 82% of the total revenues. The decrease of $1.8 million in total revenues from 2015 to 2016 resulted from a $4.0 million decrease in development revenues and a $2.2 million increase in commercial revenues in 2016.

Development revenues in 2016 decreased $4.0 million from 2015 largely due to the conclusion in July 2016 of the research funding period of the sweet taste program collaboration with Firmenich, which accounted for a decrease of $2.4 million.

Commercial revenues increased $2.2 million in 2016, reflecting a $2.5 million increase in royalties related to our sweet taste program, as well as increases in direct sales and royalties from our bitter blocker and savory flavor programs. These increases were partially offset by a $1.5 million decrease in commercial milestone payments. For 2018, we expect total revenues to decrease compared to 2017, due to decreasing commercial revenues.

Cost of Commercial Revenues

Our cost of commercial revenues were $1.8 million, $1.1 million and $638,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in cost of commercial revenues from 2015 to 2016 and from 2016 to 2017 primarily resulted from higher royalties payable under our third-party licensing arrangements and higher cost of goods sold due to an increase in direct sales and inventory reserves.

Research, Development and Patents Expenses

Our research, development and patents expenses, which include stock-based compensation expenses associated with research and development personnel, were $16.7 million, $21.0 million and $24.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Salaries and personnel	$6,583	$9,832	$12,007
Facilities and depreciation	3,493	3,926	4,469
Patents and licensing	1,884	2,027	2,021
Outside services	1,870	1,124	1,046
Non-cash stock-based compensation	1,206	1,932	2,234
Research and development supplies	923	1,259	1,415
Miscellaneous	726	850	893
Total research, development and patents expenses	$16,685	$20,950	$24,085

Salaries and Personnel. Our expenses for research and development personnel, including consultants, were $6.6 million, $9.8 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The $3.2 million decrease in 2017 was primarily due to decreased staffing levels associated with our organizational restructuring completed in 2016. The $2.2 million decrease in salaries and personnel expenses from 2015 to 2016 was primarily due to decreased staffing levels and a decrease in employee bonuses. For 2018, we expect salaries and personnel expenses to remain consistent with 2017 levels.

Facilities and Depreciation.  Our facilities and depreciation expenses were $3.5 million, $3.9 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The $430,000 decrease from 2016 to 2017 primarily reflects reduction in facilities and related costs associated with decreased staffing levels. The $540,000 decrease from 2015 to 2016 primarily reflects lower depreciation expenses as certain scientific equipment became fully depreciated. For 2018, we expect facilities and depreciation expenses to remain relatively constant compared to 2017.

Patents and Licensing. Our patents and licensing expenses were $1.9 million for the year ended December 31, 2017 and $2.0 million for each of the years ended December 31, 2016 and 2015. These costs do not include routine patent maintenance costs, as such costs are classified as selling, general and administrative expenses. For 2018, we expect our patents and licensing expenses to increase compared to 2017.

Outside Services. Our outside services expenses were $1.9 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The $746,000 increase from 2016 to 2017 primarily due to increased activities related to sweet taste product candidates in development. For 2018, we expect outside services expenses to increase from 2017

Non-cash Stock-based Compensation. Our non-cash stock-based compensation expenses were $1.2 million, $1.9 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decreases of $726,000 from 2016 to 2017 and $302,000 from 2015 to 2016 were primarily due to decreased valuations of stock options granted to employees. For 2018, we expect a decrease in non-cash stock-based compensation expenses in comparison to 2017 as a result of lower average valuations of stock options.

Research and Development Supplies. Our expenses for supplies used in research and development were $923,000, $1.3 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decreases of $336,000 from 2016 to 2017 and $156,000 from 2015 to 2016 were primarily due to decreased purchases of scientific supplies resulting from reduced staffing levels. For 2018, we expect research and development supplies expenses to remain relatively constant compared to 2017.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, which include non-cash stock-based compensation expenses associated with selling, general and administrative personnel, were $12.1million, $11.8 million and $12.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The $384,000 increase in expenses from 2016 to 2017 was attributable to a $700,000 increase in advisor and consulting expenses offset by a decrease in non-cash stock-based compensation expenses. The $1.1 million decrease in expenses from 2015 to 2016 was attributable to an $864,000 decrease in personnel-related expenses due to reduced staffing levels and reduced bonuses for 2016, as well as a decrease in non-cash stock-based compensation expenses.

For 2018, we expect a decrease in our selling, general and administrative expenses in comparison to 2017, due in part to lower stock-based compensation expenses.

Other Income

Other income was $70,000, $73,000 and $42,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The changes reflect slight increases and decreases in interest rates for our investment securities over the period.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of December 31, 2017, we had received $265.8 million in non-refundable license fees, research and development payments, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $53.2 million in royalties and commercial payments.

At December 31, 2017, we had $15.9 million in cash, cash equivalents and short-term investments available-for-sale as compared to $12.4 million at December 31, 2016, an increase of $3.5 million. This increase resulted primarily from an increase in commercial revenues offset by a decrease in research and development costs and the use of cash to fund our operations.

Operating Activities

Operating activities provided cash of $2.0 million in 2017 and used cash of $11.6 million and $8.2 million in 2016 and 2015, respectively. The $13.6 million increase in net cash provided by operating activities from 2016 to 2017 primarily reflects an increase of $12.3 million in commercial revenues offset by a decrease in research funding payments received in 2017. The $3.4 million increase in net cash used in operating activities from 2015 to 2016 primarily reflects decreased research funding payments received and an increase in rent payments in 2016.

Investing Activities

Investing activities used cash of $1.4 million in 2017 and provided cash of $9.1 million and $5.7 million in 2016 and 2015, respectively. The sources of cash flow reflect changes in the timing of maturities and purchases of available-for-sale securities and purchases of property and equipment. Cash outflows from purchases of property and equipment varied from $558,000 in 2017 to $138,000 in 2016 and $690,000 in 2015, primarily reflecting replacement of certain scientific equipment.

Financing Activities

Financing activities provided cash of $2.0 million, $1.2 million and $3.4 million in 2017, 2016 and 2015, respectively. Cash provided by financing activities in 2017 primarily reflects net proceeds from the issuance of common stock through an equity purchase agreement with Lincoln Park Capital Fund, LLC and the sale of stock from our employee stock purchase program. Cash provided by financing activities in 2016 and 2015 reflects the net proceeds from the issuance or sale of common stock from our employee stock purchase program and the exercise of employee stock options. Such totals generally fluctuate based on changes in the price of our common stock and the lower price of our common stock through most of 2017.

As of December 31, 2017, the future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$18,246	$2,890	$5,856	$5,940	$3,560
License payments	202	190	12	—	—
Total	$18,448	$3,080	$5,868	$5,940	$3,560

As of December 31, 2017, we had no long-term debt obligations.

As of December 31, 2017, we have net open purchase orders (defined as total open purchase orders at year end less any accruals or invoices charged to or amounts paid against such purchase orders) totaling approximately $1.3 million. In the next 12 months, we also plan to spend approximately $1.1 million on capital expenditures.

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

We are entitled to receive $10.5 million in non-refundable research and development payments from our collaborators from December 31, 2017 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors based on the sales history of our products. For established businesses, factors in assessing excess inventory typically include historical data such as sales, gross margins and inventory turns calculations, as well as future sales forecasts. However, because our direct sales program is relatively new and requires a lengthy sales cycle, there is limited historical data available and such data is not representative of future anticipated sales. In lieu of considering historical data alone, we must consider other information such as sales forecasts, sales pipeline and qualitative factors such as the progress of sales and marketing efforts. If we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices. We also consider the risk that our inventory will degrade such that it will no longer meet product specifications and make judgments regarding the continued efficacy of our products through analytical testing.

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

Commercial Revenues

Commercial revenues from collaboration agreements include license payments and royalties on sales made by our collaborators of products incorporating our flavor ingredients, minimum periodic royalty payments and revenues from the achievement of commercial milestones. Commercial revenues also include direct sales of our flavor ingredients to flavor companies.

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

Item 8.   Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Senomyx, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Senomyx, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000

San Diego, California

March 8, 2018

Senomyx, Inc.

Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets:

Current assets:
Cash and cash equivalents	$6,233	$3,587
Short-term investments available-for-sale	9,630	8,776
Accounts receivable	7,130	5,352
Inventories	1,579	2,335
Other current assets	467	983
Total current assets	25,039	21,033

Property and equipment, net	2,561	2,731

Total assets	$27,600	$23,764

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,920	$5,504
Deferred rent	335	—
Leasehold incentive obligation	219	219
Total current liabilities	5,474	5,723

Deferred rent	2,229	1,886
Leasehold incentive obligation	1,134	1,353

Commitments

Stockholders’ equity:
Preferred stock, $0.001 par value, 7,500,000 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized; 47,786,793 and 45,298,403 shares issued and outstanding at December 31, 2017 and 2016, respectively	48	45
Additional paid-in capital	298,242	292,932
Accumulated other comprehensive loss	(5)	(4)
Accumulated deficit	(279,522)	(278,171)
Total stockholders’ equity	18,763	14,802

Total liabilities and stockholders’ equity	$27,600	$23,764

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Years Ended December 31,
	2017	2016	2015

Revenues:
Development revenues	$7,789	$13,797	$17,838
Commercial revenues	21,531	9,242	7,044

Total revenues	29,320	23,039	24,882

Operating expenses:
Cost of commercial revenues	1,832	1,096	638
Research, development and patents	16,685	20,950	24,085
Selling, general and administrative	12,136	11,752	12,849

Total operating expenses	30,653	33,798	37,572

Loss from operations	(1,333)	(10,759)	(12,690)

Other income	70	73	42

Net loss	(1,263)	(10,686)	(12,648)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	(1)	23	(17)

Comprehensive loss	$(1,264)	$(10,663)	$(12,665)

Net loss per share, basic and diluted	$(0.03)	$(0.24)	$(0.29)

Shares used in calculating net loss per share, basic and diluted	47,192,957	44,803,952	43,968,167

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Stockholders’ Equity

(In thousands, except for share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Shares	Amount	capital	income/(loss)	deficit	equity

Balance at December 31, 2014	43,370,309	$43	$278,362	$(10)	$(254,837)	$23,558

Issuance of common stock related to the exercise of options	698,851	1	2,139	—	—	2,140
Issuance of common stock related to employee stock plan purchases	434,660	1	1,220	—	—	1,221
Compensation related to stock options granted to employees and non-employee directors	—	—	5,230	—	—	5,230
Compensation related to stock options granted to consultants	—	—	40	—	—	40
Unrealized loss on investments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(12,648)	(12,648)
Balance at December 31, 2015	44,503,820	$45	$286,991	$(27)	$(267,485)	$19,524

Issuance of common stock related to the exercise of options	254,697	—	543	—	—	543
Issuance of common stock related to employee stock plan purchases	245,768	—	703	—	—	703
Issuance of common stock related to an equity purchase agreement	294,118	—	256	—	—	256
Compensation related to stock options granted to employees and non-employee directors	—	—	4,412	—	—	4,412
Compensation related to stock options granted to consultants	—	—	27	—	—	27
Unrealized gain on investments	—	—	—	23	—	23
Net loss	—	—	—	—	(10,686)	(10,686)
Balance at December 31, 2016	45,298,403	$45	$292,932	$(4)	$(278,171)	$14,802

ASU 2016-09 stock based compensation adjustment	—	—	88	—	(88)	—
Issuance of common stock related to employee stock plan purchases	488,390	—	339	—	—	339
Issuance of common stock related to an equity purchase agreement	2,000,000	3	1,711	—	—	1,714
Compensation related to stock options granted to employees and non-employee directors	—	—	3,149	—	—	3,149
Compensation related to stock options granted to consultants	—	—	23	—	—	23
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(1,263)	(1,263)
Balance at December 31, 2017	47,786,793	$48	$298,242	$(5)	$(279,522)	$18,763

See accompanying notes to financial statements.

Senomyx, Inc.

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Operating Activities
Net loss	$(1,263)	$(10,686)	$(12,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	757	741	1,098
Accretion of premium on available-for-sale securities	29	152	148
Amortization of leasehold incentive obligation	(219)	(220)	(347)
Stock-based compensation for employees and non-employee directors	3,149	4,412	5,230
Stock-based compensation for non-employees	23	27	40
Change in operating assets and liabilities:
Accounts receivable	(1,778)	(2,159)	(917)
Inventories	756	279	(877)
Other current assets	516	20	387
Accounts payable, accrued expenses and other current liabilities	(613)	(61)	255
Deferred revenues	—	(3,497)	(2,180)
Deferred rent	678	(559)	1,575
Net cash provided by (used in) operating activities	2,035	(11,551)	(8,236)

Investing activities
Purchases of property and equipment	(558)	(138)	(690)
Purchases of available-for-sale securities	(11,635)	(9,538)	(16,108)
Maturities of available-for-sale securities	10,751	18,750	22,530
Net cash provided by (used in) investing activities	(1,442)	9,074	5,732

Financing activities
Proceeds from issuance of common stock	2,053	1,246	3,361
Net cash provided by financing activities	2,053	1,246	3,361

Net change in cash and cash equivalents	2,646	(1,231)	857
Cash and cash equivalents at beginning of year	3,587	4,818	3,961
Cash and cash equivalents at end of year	$6,233	$3,587	$4,818

Supplemental disclosure of cash flow information:
Purchases of inventories included in accounts payable, accrued expenses and other current liabilities at year-end	$—	$180	$—
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at year-end	$28	$—	$—

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

We currently have product discovery, development and commercialization collaborations with some of the world’s leading packaged food, beverage and ingredient companies: Ajinomoto Co., Inc. (“Ajinomoto”), Firmenich SA (“Firmenich”) and PepsiCo, Inc. (“PepsiCo”). Our collaboration agreements generally provide for license fees, research and development funding, reimbursement of certain costs, development milestone payments based upon our achievement of research or development goals and, in the event of commercialization, commercial milestone payments, minimum periodic royalties and royalties on sales of products incorporating our flavor ingredients. We also sell certain flavor ingredients directly to flavor companies for inclusion in flavor systems for re-sale to food and beverage companies.

Basis of Presentation

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $279.5 million at December 31, 2017. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at December 31, 2017 totaled $15.9 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Investments Available-for-Sale

Our surplus cash is generally invested in United States government agency securities and corporate debt securities with maturity dates of two years or less from the settlement date. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity with all amortization and accretion included in interest income. Our investments are classified as available-for-sale and carried at fair value, with unrealized gains and losses reported in accumulated other comprehensive loss as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Fair Value of Financial Instruments other than Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of these items.

Concentration of Credit Risk and Major Collaborations

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash, cash equivalents and short-term investments available-for-sale. We limit our exposure to credit loss by placing our cash, cash equivalents, and investments with high credit quality financial institutions in instruments with short maturities.

We derive significant portions of our revenues from a relatively small number of collaborators. For the years ended December 31, 2017, 2016 and 2015, revenues from any single collaborator that contributed 10% or more of revenues for the period were as follows:

	Years Ended December 31,
	2017		2016		2015
PepsiCo (in millions)	$13.8	(47%)	$14.0	(61%)	$14.9	(60%)
Firmenich (in millions)	$13.5	(46%)	$6.7	(29%)	$8.8	(35%)

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At December 31, 2017 and 2016, we did not have any allowances for uncollectible receivables.

Accounts receivable from customers which contributed 10% or more of accounts receivable at December 31, 2017 and 2016 were as follows:

	December 31,
	2017		2016
PepsiCo (in millions)	$5.4	(76%)	$3.4	(63%)
Firmenich (in millions)	$1.6	(22%)	$1.3	(24%)
Ajinomoto (in millions)	---		$0.6	(11%)

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At December 31, 2017 and 2016 we had reserves for lower of cost or net realizable value, excess or obsolete inventory of $395,000 and zero, respectively.

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

Impairment of Long-Lived Assets

In accordance with the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification (“ASC”), if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the fair value to the carrying value. There have been no indicators of impairment through December 31, 2017.

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

Commercial Revenues

Commercial revenues from collaboration agreements include license payments and royalties on sales made by our collaborators of products incorporating our flavor ingredients, minimum periodic royalty payments and revenues from the achievement of commercial milestones. Commercial revenues also include direct sales of our flavor ingredients to flavor companies.

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

New Accounting Guidance

In May 2014, the FASB issued accounting guidance on the recognition of revenue from customers, which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Under this guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects that the entity expects in exchange for the goods or services. This guidance also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is currently effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The guidance allows entities to select one of two methods of adoption, either the full retrospective approach, meaning the guidance would be applied to all periods presented, or modified retrospective, meaning the cumulative effect of applying the guidance would be recognized as an adjustment to our opening retained earnings new balance at January 1, 2018, along with providing certain additional disclosures. We will adopt the new standard on January 1, 2018 and elect the modified retrospective method of adoption. Our current analysis indicates that the new standard will impact the timing of recognition for royalty revenues associated with sales made by collaborators, requiring recognition earlier than historically recorded. We anticipate that the cumulative effect of the new guidance will be an adjustment to our opening retained earnings on January 1, 2018 of approximately $1.5 million to reflect royalty revenues that would have been recorded in the first quarter of 2018 under previous revenue recognition guidance.

Direct Sales

Our direct sales revenues were $1.8 million, $1.1 million and $640,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaborative agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $15.0 million, $19.3 million and $22.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $1.7 million for each of the years ended December 31, 2017, 2016 and 2015. Costs to maintain existing patents are expensed to selling, general and administrative expense as incurred.

Employee Benefit Plans

We have a defined contribution plan under Section 401(k) of the Internal Revenue Code covering employees who meet certain eligibility requirements. Eligible employees may defer their pre-tax compensation up to the maximum allowed by the Internal Revenue Service, or IRS. Under the plan, we may match a portion of employee contributions up to a defined maximum. Such matching contributions become vested and non-forfeitable according to a defined vesting schedule. We made matching contributions of $124,000, $166,000 and $183,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

Compensation cost for stock-based awards is based on the estimated grant-date fair value. We use the Black-Scholes option-pricing model for determining the estimated fair value for stock-based awards with the following weighted average assumptions (annualized percentages):

	Years Ended December 31,
	2017	2016	2015
Stock Options
Expected volatility	78.0%	65.2%	65.6%
Risk-free interest rate	2.15%	1.62%	1.73%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	6.0	6.0	6.1

Employee Stock Purchase Plan
Expected volatility	110.8%	65.5%	68.4%
Risk-free interest rate	1.25%	0.67%	0.47%
Dividend yield	0.0%	0.0%	0.0%
Expected term (in years)	1.2	1.3	1.2

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

The weighted-average estimated fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 were $0.68, $1.70 and $2.79 per share, respectively. The weighted-average estimated fair value of employee stock purchase plan rights granted during the years ended December 31, 2017, 2016 and 2015 were $0.38, $1.74 and $2.88 per share, respectively.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. This guidance is effective beginning January 1, 2017 and we adopted this ASU in the first quarter of 2017. We have excess tax benefits for which a benefit could not be previously recognized of approximately $3.2 million and $243,000 for Federal and California purposes, respectively. The balance of the unrecognized excess tax benefits are reversed with the impact recorded to retained earnings, including a change to the valuation allowance. Due to the full valuation allowance on our deferred tax assets, there was no impact to the financial statements as a result of this adoption. Additionally, ASU 2016-09 amends existing guidance to allow forfeitures of share-based awards to be recognized as they occur. Previous guidance required that share-based compensation expense include an estimate of forfeitures. We made a policy election to account for forfeitures as they occur. The cumulative effect of adoption was an increase of $88,000 to both additional paid-in capital and accumulated deficit.

Stock-based compensation expenses for options and awards are recognized on a straight-line basis. Stock-based compensation expenses are allocated to research, development and patents or selling, general and administrative based upon the department to which the associated employee or non-employee reports.

Total stock-based compensation expenses recognized for the years ended December 31, 2017, 2016 and 2015 was comprised as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Research, development and patents	$1,206	$1,932	$2,233
Selling, general and administrative	1,966	2,507	3,037
Total stock-based compensation expenses	$3,172	$4,439	$5,270

The total fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $3.4 million, $4.0 million and $5.8 million, respectively. At December 31, 2017, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date were $2.2 million, expected to be recognized over a weighted average period of 1.8 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Years Ended December 31,
	2017	2016	2015
Numerator:
Net loss (in thousands)	$(1,263)	$(10,686)	$(12,648)

Denominator:
Weighted average common shares	47,192,957	44,803,952	43,968,167

Basic and diluted net loss per share	$(0.03)	$(0.24)	$(0.29)

	Years Ended December 31,
	2017	2016	2015
Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,125,212	10,538,693	10,942,398

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive income (loss) as of December 31, 2017, 2016 and 2015 consisted of unrealized gains or losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States. Due to the confidential nature of our collaborations, it is impracticable to report geographic information related to revenues.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

2. Balance Sheet Details

Short-term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$4,592	$—	$(2)	$4,590
Corporate debt securities	5,043	—	(3)	5,040
Short-term investments available-for-sale	$9,635	$—	$(5)	$9,630

The following is a summary of short-term investments available-for-sale securities at December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$4,222	$—	$(2)	$4,220
Corporate debt securities	4,558	—	(2)	4,556
Short-term investments available-for-sale	$8,780	$—	$(4)	$8,776

Short-term investments available-for-sale securities we consider to be temporarily impaired at December 31, 2017 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
Description	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency securities	5	$4,590	$(2)
Corporate debt securities	9	4,149	(3)
Temporarily impaired securities	14	$8,739	$(5)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the years ended December 31, 2017 and 2016. As of December 31, 2017, all available-for-sale securities had maturity dates within one year.

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	As of December 31,
	2017	2016
Scientific equipment	$11,877	$11,875
Computer equipment	3,090	2,791
Furniture and fixtures	1,077	1,077
Leasehold improvements	13,237	13,228
Property and equipment, gross	29,281	28,971
Less accumulated depreciation and amortization	(26,720)	(26,240)
Property and equipment, net	$2,561	$2,731

Depreciation expense was $0.8 million, $0.7 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Accounts payable	$575	$1,079
Accrued employee benefits	3,195	3,030
Other accrued expenses	1,150	1,395
Accounts payable, accrued expenses and other current liabilities	$4,920	$5,504

3. Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and indicates the fair value hierarchy of the valuation techniques we use to determine such fair value. In general, fair values determined by Level 1 inputs use quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency securities and corporate debt securities as Level 2 assets. There were no transfers between Level 1 and Level 2 during 2017 or 2016.

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

The fair value as of December 31, 2017 and 2016 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$2,999	$2,999	$—	$—
U.S. government securities	4,590	—	4,590	—
Corporate debt	6,538	—	6,538	—
Total financial instruments owned	$14,127	$2,999	$11,128	$—

		Fair Value Measurement at Reporting Date Using
Description	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial instruments owned:
Money market funds	$3,028	$3,028	$—	$—
U.S. government agency bonds	4,220	—	4,220	—
Corporate bonds	4,556	—	4,556	—
Total financial instruments owned	$11,804	$3,028	$8,776	$—

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

The specific type of royalty and method for calculating royalty payments varies by agreement. We have retail-based royalty agreements, where any potential royalty payable to us is calculated as a percentage of the net sales price of a manufacturer’s finished products or is based on the volume of a manufacturer’s finished product that it sells. Our retail-based royalty agreements provide for an effective royalty rate of up to 4%. Our agreements with Ajinomoto and PepsiCo are either exclusively or partially retail-based royalty agreements. We have ingredient supply agreements, where any potential royalty payable to us is calculated as a percentage of the sales price of either our ingredient itself or the flavor system in which our ingredient is contained or is based on the volume of the ingredient itself used by a manufacturer in a finished product. Our ingredient supply royalty agreements specify royalty rates that are typically greater than the rates specified by our retail-based agreements. Our agreements with Firmenich and PepsiCo are either exclusively or partially ingredient supply-based royalty agreements. Certain of our current collaboration agreements also provide for upfront license fees and minimum periodic royalties. Below is a discussion of our material agreements.

Material Agreements

Firmenich (Sweet). In July 2009, we entered into a collaboration agreement with Firmenich to work for a minimum two-year collaborative period to discover novel flavor ingredients intended to modify the sweet taste of sucrose, fructose or various forms of rebaudioside. The agreement includes three consecutive options of one year each that could further extend the collaborative research funding period. The agreement was subsequently amended in October 2009. Under the agreement as amended, Firmenich agreed to pay a license fee, payable in three installments, research and development fees and specified payments upon the achievement of milestones. In the event of commercialization, we are entitled to receive royalties on future sales of products containing a discovered flavor ingredient.

In October 2010, we and Firmenich further amended the agreement to include, among other things, commercial development of S6973, our novel sucrose modifier, for specific beverage applications. The amendment also converts Firmenich’s license for use of S6973 in powdered beverages from co-exclusive to exclusive and grants Firmenich an exclusive right to commercialize any compound that they select for development for use in confectionary food products. In return, under the terms of the amendment we received an additional license fee, and incremental milestone payments and minimum annual royalties.

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

In connection with this collaborative agreement, we recognized development revenues of $0.3 million, $3.7 million and $6.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Through December 31, 2017, we have received $58.6 million in license fees, research and development funding and cost reimbursements and milestones under this agreement.

PepsiCo (Sweet). In August 2010 we entered into a collaboration agreement with PepsiCo. The agreement relates to a research program to discover and develop (1) novel natural and artificial flavor ingredients intended to modify the sweet taste of sucrose and fructose, including high fructose corn syrup, and (2) natural HIS, in each case for use in non-alcoholic beverage product categories on a worldwide basis. Under the agreement, we received an upfront payment of $30.0 million from PepsiCo, $7.5 million of which was paid in the second quarter of 2010 in connection with the signing of a letter agreement between the parties and $22.5 million of which was paid in the third quarter of 2010. The upfront payment is being recognized over the entire research period of the agreement. We received $32.0 million in research and development payments over the initial four-year research period. We are also entitled to milestone payments and reimbursement of certain out-of-pocket expenses. Upon commercialization, we are entitled to minimum annual royalties during specified periods of time and/or royalty payments on products that incorporate selected flavor ingredients and/or natural HIS.

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

In connection with this agreement, we recognized development revenues of $6.4 million, $9.3 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Through December 31, 2017, we have received $95.7 million in upfront fees, research and development funding, cost reimbursements and milestones under this agreement. Including the remaining research and development funding, we are entitled to an additional $10.5 million for a total of $106.2 million.

Firmenich (Cool). In December 2007, we entered into a collaboration agreement with Firmenich to work for a three-year collaborative period to discover and develop novel flavor ingredients that may be used by Firmenich on an exclusive basis worldwide to impart a cool taste in flavor systems. In November 2010, we amended the agreement to extend the collaborative period until December 2012. In December 2012, we amended the agreement to extend the collaborative period until June 2013, which marked the end of the collaborative period. Under the agreement, Firmenich agreed to pay research fees and specified payments upon the achievement of milestones. Firmenich also agreed to reimburse us for a portion of the costs associated with the development and regulatory approval process of flavor ingredients that it selects for development, as well as a portion of certain expenses that we incur related to the research program. In addition, following the receipt of regulatory approval in 2014 of a discovered flavor ingredient, we are entitled to minimum periodic royalties and royalties on sales of products containing the discovered flavor ingredient until the expiration of relevant patents. In November 2017, we amended the agreement to grant Firmenich an exclusive license to an additional approved flavor ingredient and related analogs, and to expand the licensed product categories to include all applications in the flavor, oral care and consumer product markets. In addition, the amendment suspended Firmenich’s royalty obligations from 2018 through 2020, such royalty obligations shall resume on January 1, 2021. In exchange for the exclusive license, expansion of rights and suspension of royalty obligations, we received a nonrefundable cash payment of $10.0 million in November 2017.

Under this agreement, through December 31, 2017, we have received $19.5 million in research and development funding, cost reimbursements, milestones, license fees and royalty payments. We are entitled to receive royalties on future net sales of products containing a discovered flavor ingredient beginning in 2021 until the expiration of relevant patents. Any future royalties under this collaboration are uncertain and difficult to predict.

This footnote only discloses amounts recognized for individually material collaboration agreements during the years ended December 31, 2017, 2016 and 2015, and does not represent the entire amount of development and commercial revenues recognized during those periods.

5. Commitments

Leases and Loans

We lease our primary laboratory and office facility in San Diego, California under a lease that expires on February 28, 2024. The lease provides for certain rent-free periods and an annual 1% rent increase during the lease period. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.3 million, $2.3 million and $2.2 million, respectively. We have also entered into various operating lease agreements for office equipment.

For all of our operating leases in effect at December 31, 2017, the estimated annual future minimum rental payments for the years ending December 31 are as follows (in thousands):

Operating Leases
2018	$2,870
2019	2,898
2020	2,927
2021	2,956
2022	2,984
Thereafter	3,560
Total minimum lease payments	$18,195

In connection with certain license agreements, our annual future minimum obligation payment is $190,000 for the year ending December 31, 2018.

6. Stockholders’ Equity

Convertible Preferred Stock

Our certificate of incorporation, as amended and restated, authorizes us to issue up to 7,500,000 shares of preferred stock, with a par value of $0.001, in one or more series. Our Board of Directors may authorize the issuance of convertible preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of the common stock. The issuance of convertible preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deferring or preventing a change in control of the company and may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. No shares of convertible preferred stock were outstanding as of December 31, 2017 or 2016.

Equity Incentive Plan

We adopted the 2004 Equity Incentive Plan in connection with our initial public offering and adopted the 2013 Equity Incentive Plan effective for grants beginning January 1, 2014 (collectively, the “Plan”). The Plan provides for the grant of incentive and non-statutory stock options and restricted stock purchase rights to our employees, directors and consultants. The Plan, as amended, authorizes us to issue up to 18,935,450 shares of common stock. At December 31, 2017, 2,801,407 shares remain available for grant under the Plan. We issue new shares of common stock upon the exercise of stock options.

The Plan allows us to grant restricted stock purchase rights at no less than 85% of the fair value of our common stock as determined by our Board of Directors at the date of the grant. All restricted stock purchase rights vest in accordance with a vesting schedule determined by our Board of Directors, typically over a four-year period. Since the Plan’s inception, 457,069 restricted stock purchase rights have been granted at exercise prices ranging from $0.35 to $0.94 per share, all of which have been exercised as of December 31, 2017. We have repurchased a total of 131,152 shares since the Plan’s inception and no shares are subject to repurchase at December 31, 2017. No restricted stock purchase rights were granted during the three years ended December 31, 2017.

Options granted under the Plan generally expire no later than 10 years from the date of grant (five years for a 10% stockholder). Options generally vest and become fully exercisable over a period of four years. In certain cases, grants to officers, directors and consultants can be made fully exercisable at the date of grant. The exercise price of incentive stock options must be equal to at least the fair value of our common stock on the date of grant, and the exercise price of non-statutory stock options may be no less than 85% of the fair value of our common stock on the date of grant. The exercise price of any option granted to a 10% stockholder may be no less than 110% of the fair value of our common stock on the date of grant. We have an option to repurchase all unvested shares at the original purchase price for any reason upon the voluntary or involuntary termination of employment with us or consulting services provided to us. At December 31, 2017, no shares of common stock were unvested and subject to repurchase.

The following is a summary of stock option activity under the Plan through December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2016	10,538,693	$5.12

Granted	1,761,380	$1.01
Exercised	—	—
Forfeited or expired	(2,174,861)	$7.14

Outstanding at December 31, 2017	10,125,212	$3.97	5.0	$480

Vested or expected to vest at December 31, 2017	10,125,212	$3.97	5.0	$480

Exercisable at December 31, 2017	7,830,026	$4.58	3.9	$30

The aggregate intrinsic value represents the difference between the closing market price of our common stock at December 31, 2017 of $1.30 and the exercise price of in-the-money options. The total intrinsic value of options exercised was zero, $0.4 million and $1.8 million during the years ended December 31, 2017, 2016 and 2015, respectively. We received zero, $0.6 million and $2.1 million in proceeds from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015, respectively.

Employee Stock Purchase Plan

During 2004, we adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”), which allows all eligible employees to purchase shares of our common stock at the lower of: (i) 85% of the fair market value on the first day of a two-year offering period; or (ii) 85% of the fair market value on the last date of each six-month purchase period within the two-year offering period. Employees may authorize us to withhold up to 15% of their compensation during any purchase period, subject to certain limitations. The Purchase Plan authorizes up to 5,633,096 shares to be granted. At December 31, 2017, 4,273,972 shares of common stock have been issued under the Purchase Plan at an average price of $2.44 per share.

Equity Purchase Agreement

In December 2016, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“LPC”), whereby we had the right to sell to LPC from time to time in our sole discretion up to $14 million in shares of our common stock through December 20, 2018, subject to certain limitations and conditions set forth in the agreement. During the year ended December 31, 2017, we sold 2,000,000 shares to LPC for gross cash proceeds of $2.1 million. In November 2017, we terminated the purchase agreement with LPC. There were no cancellation fess associated with the termination of the purchase agreement.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2017
Common stock options granted and outstanding	10,125,212
Common stock options reserved for future grant	2,801,407
Common stock reserved under Purchase Plan	1,359,124
Total common stock shares reserved for future issuance	14,285,743

7. Income Taxes

Significant components of our net deferred tax assets at December 31, 2017 and 2016 are shown below (in thousands). A valuation allowance of $62.7 million and $89.6 million has been established to offset the net deferred tax assets as of December 31, 2017 and 2016, respectively, due to uncertainties surrounding our ability to generate future taxable income to realize these assets.

	Years ended December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$28,500	$41,500
Capitalized research and development	16,500	27,400
Research and development credits	12,500	11,500
Stock-based compensation	3,600	6,900
Deferred revenues	—	100
Other, net	1,600	2,200
Total deferred tax assets	62,700	89,600

Total deferred tax liabilities	—	—

Net deferred tax assets	62,700	89,600
Valuation allowance for deferred tax assets	(62,700)	(89,600)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 2017, 2016 and 2015, due to the following (in thousands):

	2017	2016	2015
Federal income taxes at 35%	$(442)	$(3,740)	$(4,426)
State income tax, net of Federal benefit	21	(26)	1
Tax effect on non-deductible expenses and credits	2,180	3,054	968
Expiring state net operating losses	8	11	143
Research credits	(153)	(427)	(635)
Uncertain tax positions	38	173	2,038
Tax Cuts and Jobs Act	28,732	—	—
Excess tax benefit	(3,425)	—	—
Rate change	(43)	(639)	6,066
Other	(1)	(123)	(10)
Change in valuation allowance	(26,915)	1,717	(4,145)
	$—	$—	$—

At December 31, 2017, we had Federal and California tax net operating loss carryforwards of approximately $116.1 million and $99.3 million, respectively. The Federal and California tax loss carryforwards will begin to expire in 2019 and 2018, respectively, unless previously utilized.

At December 31, 2017, we also had Federal and California research and development tax credit carryforwards of approximately $9.9 million and $8.7 million, respectively. The Federal credit carryforward will begin to expire in 2021 unless previously utilized and the California credit will carry forward indefinitely until utilized.

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

We updated our Section 382 and 383 analyses through December 31, 2017 and determined that there has not been a subsequent ownership change since February 2007. The completion of our Section 382 and 383 analyses through December 31, 2017 does not prevent further limitations to our net operating loss and research and development credit carryforwards. Additional limitations may arise if we experience an ownership change in subsequent periods.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into legislation. We estimate there is no impact to net income tax expense or income tax payable as a result of this legislation for the year ended December 31, 2017, as we recognized a full valuation allowance on the deferred tax assets. However, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of our deferred tax balance was $28.7 million, of which is fully offset by a corresponding decrease to our valuation allowance. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

A rollforward of changes in our unrecognized tax benefits is shown below (in thousands).

	2017	2016	2015
Balance at beginning of year	$8,268	$7,447	$4,360
Additions based on tax positions related to the current year	57	139	195
Additions based on tax positions of prior years	—	682	2,994
Reductions based on tax positions of prior years	—	—	(102)
Balance at end of year	$8,325	$8,268	$7,447

In the next twelve months, we do not expect a significant change in our unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in unrecognized tax benefits will not impact our effective tax rate.

We are subject to taxation in the United States and state jurisdictions. Our tax years for 2014 and forward are subject to examination by the IRS and tax years 2013 and forward are subject to examination by California tax authorities. Due to the carryforward of unutilized net operating losses and research and development credits, the IRS and the California tax authorities may go back to the taxable years in which the net operating losses and research and development credits became available to recompute such amounts, but not redetermine the tax liability for such years. We are currently not under examination by any taxing authorities.

We recognize interest and penalties related to income tax matters in income tax expense. For the three years ended December 31, 2017, we did not recognize any interest or penalties.

8. Summary of Quarterly Financial Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$4,466	$4,870	$5,055	$14,929
Total operating expenses	7,914	7,711	7,246	7,782
Net income (loss)	(3,436)	(2,828)	(2,172)	7,173
Basic and diluted net loss per common share	$(0.07)	$(0.06)	$(0.05)	$0.15

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Selected Quarterly Financial Data:
Revenues	$6,250	$6,567	$6,020	$4,202
Total operating expenses	8,688	8,721	8,501	7,888
Net loss	(2,419)	(2,136)	(2,461)	(3,670)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.05)	$(0.08)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None.

PART III

Certain information required by Part III of this Form 10-K is omitted from this report because registrant will file a definitive Proxy Statement within 120 days after the end of its fiscal year pursuant to Regulation 14A for its 2016 Annual Meeting of Stockholders to be held on May 24, 2018, referred to as the Proxy Statement, and the information included therein is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Document	Incorporated by reference herein
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	Registration Statement File No. 333-113998
3.2	Amended and Restated Bylaws as currently in effect.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007
4.1	Form of Common Stock Certificate.	Registration Statement File No. 333-113998
10.1+	Form of Indemnity Agreement.	Registration Statement File No. 333-113998
10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	Registration Statement File No. 333-113998
10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.	Registration Statement File No. 333-113998
10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009
10.5+	2013 Equity Incentive Plan.	Registration Statement File No. 333-193306
10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2013
10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2013
10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.	Registration Statement File No. 333-113998
10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10.10+	Senomyx, Inc. 2017 Executive Bonus Plan.	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017
10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.	Annual Report on Form 10-K for the year ended December 31, 2015
10.12+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.14+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.15+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.	Annual Report on Form 10-K for the year ended December 31, 2006
10.16+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008
10.17+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
10.18+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.	Annual Report on Form 10-K for the year ended December 31, 2016
10.19+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.	Annual Report on Form 10-K for the year ended December 31, 2016
10.20+	Form of Amended and Restated Change in Control Agreement.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008
10.21*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.22	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.	Annual Report on Form 10-K for the year ended December 31, 2015
10.23	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.	Annual Report on Form 10-K for the year ended December 31, 2009
10.24*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.	Annual Report on Form 10-K for the year ended December 31, 2006
10.25*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.26*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.	Annual Report on Form 10-K for the year ended December 31, 2009
10.27*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010
10.28*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016
10.29*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10.30	Purchase Agreement, dated as of December 21, 2016, by and between Senomyx, Inc. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2016
10.31	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated February 5, 2018 between Senomyx, Inc. and Firmenich SA.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to the signature page.
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dave Humphrey, Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Poyhonen, Chief Executive Officer, and Dave Humphrey, Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

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
John Poyhonen
President, Chief Executive Officer and Director

Dated: March 8, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Poyhonen and David Humphrey, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN POYHONEN	President, Chief Executive Officer and Director	March 8, 2018
John Poyhonen	(Principal Executive Officer)

/S/ DAVID HUMPHREY	Vice President, Finance	March 8, 2018
David Humphrey	(Principal Financial and Accounting Officer)

/S/ STEPHEN A. BLOCK	Director	March 8, 2018
Stephen A. Block, Esq.

/S/ MARY ANN GRAY	Director	March 8, 2018
Mary Ann Gray, Ph.D.	(Lead Independent Director)

/S/ MICHAEL E. HERMAN	Director	March 8, 2018
Michael E. Herman

/S/ KENT SNYDER	Chairman of the Board of Directors	March 8, 2018
Kent Snyder

/S/ DANIEL E. STEBBINS	Director	March 8, 2018
Daniel E. Stebbins

/S/ CHRISTOPHER TWOMEY	Director	March 8, 2018
Christopher Twomey