Form 10-Q
period 2018-03-31
SENOMYX INC
filed 2018-04-26
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)
		Smaller reporting company	☑
		Emerging growth company	☐

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

Total shares of common stock outstanding as of the close of business on April 23, 2018: 48,304,277

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	10,340	$6,233
Short-term investments available-for-sale	7,734	9,630
Accounts receivable	1,833	7,130
Inventories	1,632	1,579
Other current assets	398	467
Total current assets	21,937	25,039

Property and equipment, net	2,451	2,561
Total assets	$24,388	$27,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,481	$4,920
Deferred rent	343	335
Leasehold incentive obligation	219	219
Total current liabilities	4,043	5,474

Deferred rent	2,079	2,229
Leasehold incentive obligation	1,079	1,134

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at March 31, 2018 (unaudited) and December 31, 2017	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 48,304,277 and 47,786,793 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively.	48	48
Additional paid-in capital	299,042	298,242
Accumulated other comprehensive loss	(9)	(5)
Accumulated deficit	(281,894)	(279,522)
Total stockholders’ equity	17,187	18,763
Total liabilities and stockholders’ equity	$24,388	$27,600

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues:
Commercial revenues	$1,446	$2,620
Development revenues	1,662	1,846

Total revenues	3,108	4,466

Operating expenses:
Cost of commercial revenues	288	421
Research, development and patents	3,925	4,427
Selling, general and administrative	2,696	3,066

Total operating expenses	6,909	7,914

Loss from operations	(3,801)	(3,448)

Other income	44	12

Net loss	(3,757)	(3,436)

Other comprehensive income:
Unrealized gain on investments	4	1

Comprehensive loss	$(3,753)	$(3,435)

Net loss per share, basic and diluted	$(0.08)	$(0.07)

Shares used in calculating net loss per share, basic and diluted	47,965,037	45,841,809

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(3,757)	$(3,436)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	173	181
Accretion of premium on available-for-sale securities	(12)	20
Amortization of leasehold incentive obligation	(55)	(55)
Stock-based compensation for employees and non-employee directors	530	787
Stock-based compensation for non-employees	4	6
Change in operating assets and liabilities:
Accounts receivable	6,682	(146)
Inventories	(53)	(8)
Other current assets	69	(172)
Accounts payable, accrued expenses and other current liabilities	(1,468)	(1,255)
Deferred rent	(142)	(143)
Net cash provided by (used in) operating activities	1,971	(4,221)

Investing activities
Purchases of property and equipment	(34)	(153)
Purchases of available-for-sale securities	(496)	—
Maturities of available-for-sale securities	2,400	3,550
Net cash provided by investing activities	1,870	3,397

Financing activities
Proceeds from issuance of common stock, net of issuance costs	266	2,178
Net cash provided by financing activities	266	2,178

Net change in cash and cash equivalents	4,107	1,354
Cash and cash equivalents at beginning of period	6,233	3,587
Cash and cash equivalents at end of period	$10,340	$4,941

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$29	$171

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

Basis of Presentation

The financial statements at March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be reported for the year ending December 31, 2018. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2017, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $281.9 million at March 31, 2018. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at March 31, 2018 totaled $18.1 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Short-Term Investments Available-for-Sale

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

Fair Value of Financial Instruments other than Short-Term Investments Available-for-Sale

The carrying amount of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses are considered to be representative of their respective fair value because of the short-term nature of those items.

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At March 31, 2018 and December 31, 2017, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At March 31, 2018 and December 31, 2017, we had reserves for lower of cost or net realizable value, excess or obsolete inventory of $395,000, respectively.

Revenue Recognition

We recognize revenues when we transfer control of promised goods or services to our collaborators and customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services. See Note 2 for further discussion on Revenues.

Cost of Commercial Revenues

Cost of commercial revenues represents royalties payable under our third-party licensing agreements and the cost of goods sold related to direct sales, including related shipping and handling costs.

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.5 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $403,000 and $418,000 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended March 31, 2018 and 2017 was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Research, development and patents	$272	$297
Selling, general and administrative	262	496
Total stock-based compensation expenses	$534	$793

At March 31, 2018, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $2.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

Net Loss Per Share

Basic earnings per share (“EPS”) is calculated by dividing the net loss by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the net income or loss by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share and the amount of compensation cost, if any, for future service that we have not yet recognized when the share is exercised are assumed to be used to repurchase shares in the current period. For purposes of this calculation, options to purchase common stock are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss (in thousands)	$(3,757)	$(3,436)
Denominator:
Weighted average common shares	47,965,037	45,841,809

Basic and diluted net loss per share	$(0.08)	$(0.07)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,956,148	11,297,197

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

Segment Reporting

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. Under the new guidance, lessees will be required to recognize assets and liabilities for most leases. The provisions of this ASU are effective for annual periods beginning after December 15, 2018, and for interim periods within those years; early adoption is permitted. We will adopt ASU 2016-02 in the first quarter of 2019. Although we are in the process of evaluating the impact of adoption of the ASU on our consolidated financial statements, we currently believe the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on our balance sheet for real estate operating leases.

2.	Revenues

In May 2014, the FASB issued accounting guidance on the recognition of revenue from contracts with customers. Under this guidance, we recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the value we expect in exchange for the goods or services. On January 1, 2018, we adopted this new guidance using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition policy.

We recorded a net decrease of $1.4 million to our opening accumulated deficit balance due to the cumulative impact of adopting the new revenue recognition guidance. The impact of adoption on January 1, 2018 is primarily related to royalty-based collaboration revenues resulting in a $1.5 million increase in accounts receivable offset by a $100,000 increase in associated current liabilities. The cumulative impact of adoption at January 1, 2018 is detailed as follows:

January 1, 2018
Minimum periodic royalty payments	$1,125
Sales based royalty payments (net)	206
Patent and other cost reimbursement payments	54
Total net decrease to opening accumulated deficit	$1,385

Revenue Recognition

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Our steps for recognizing revenue consist of; 1) identifying the contract, 2) identifying the performance obligations as either distinct or bundled goods and services, 3) determining the transaction price associated with each performance obligation for which we expect to be entitled in exchange for transferring such goods and services, 4) allocating the transaction price to the performance obligations in the contract and 5) recognizing revenue upon satisfaction of performance obligations.

Certain of our revenues derive from product discovery, development and commercialization collaboration agreements. Some of our collaboration agreements contain multiple performance obligations, including technological and territorial licenses and research and development services. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices at the inception of the contract based on our best estimate of what the selling price would be if the deliverable was regularly sold by us on a stand-alone basis.

Performance Obligations

Development revenues include revenues from license fees, research and development funding, the achievement of development milestones and cost reimbursements. Non-refundable license fees associated with our future performance obligations are considered non-distinct as they are attributed to a specific program or collaboration and recognized over the period of service for that specific program or collaboration. Amounts received for research funding are recognized as revenues as the services are performed and revenue is deferred for fees received prior to the satisfaction of future performance obligations.

Commercial revenues from collaboration agreements include non-refundable distinct license fees, royalties on sales made by our collaborators of products incorporating our flavor ingredients, minimum periodic royalty payments, payments from the achievement of commercial milestones and direct sales of our flavor ingredients to flavor companies. Performance obligations associated with non-refundable distinct license fees are satisfied upon the transfer of control of the functional intellectual property.

Royalty-based collaborator contract revenues may include non-refundable minimum periodic royalty payments where our collaborator has the right to terminate the contract without cause, subject to returning such rights to sell our products, generally with a 90-day notice. Such minimum periodic royalty payments are recognized as revenue once the payments become non-refundable.

Performance obligations for direct sales of our flavor ingredients are satisfied upon transfer of control of the product, generally according to shipping terms specific to delivery and acceptance, and do not include a general right of return period.

Contract performance obligations associated with sales based royalty revenues, including minimum periodic royalty payments, require us to use judgement as to timing of recognition of revenues:

Sales based royalty payments made by our collaborators of products incorporating our flavor ingredients are recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales based royalty has been allocated is satisfied. In cases where royalty reports from our collaborators are not available at the end of a reporting period, we estimate such royalties earned in the current reporting period based on historical trends, quarterly sales forecasts or some combination thereof, and apply an adjustment to such revenues in the reporting period for which we receive the royalty reports, generally one quarter in arrears.

Additionally, to the extent that calculated royalties on sales of licensed products exceed contractually provided minimum periodic royalty payments, the collaborators are required to remit to us the difference between royalties calculated and minimum periodic royalty payments made to date. We recognize this difference as royalties on product sales at the time for which the performance obligation is satisfied as evidenced by available royalty reports or calculated estimates when royalty reports are not available. To the extent that minimum periodic royalty payments through the end of any applicable period exceed calculated royalties, we are not required to refund the difference.

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States. As noted above, prior period amounts have not been adjusted under the modified retrospective method. The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended March 31,
	2018	2017
Development revenues:
Research and development services	$1,500	$1,750
Patent and other cost reimbursement payments	162	96
Total development revenues	1,662	1,846

Commercial revenues:
Sales based royalties	858	1,911
Direct sales	584	705
License fees	4	4
Total commercial revenues	1,446	2,620
Total revenues	$3,108	$4,466

Timing of revenue recognition:
Services transferred over time	$1,662	$1,846
Good and services transferred at a point in time	1,446	2,620
Total revenues	$3,108	$4,466

Transaction price allocated to remaining performance obligations associated with research and development contracts for the years ended December 31, 2018 and 2019 are detailed as follows (in thousands):

	2018	2019
Revenue expected to be recognized from research and development services contracts as of March 31, 2018 (1)	$6,000	$4,500

(1)

Transaction price = $6 million in total for the year ended December 31, 2018, recognized evenly over 12 months at $500,000 per month. Contract continues at $500,000 per month, ending September 30, 2019, for a total of $4.5 million for the year ended December 31, 2019.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

3.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at March 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$2,999	$—	$(3)	$2,996
Corporate debt securities	4,744	—	(6)	4,738
Short-term investments available-for-sale	$7,743	$—	$(9)	$7,734

The following is a summary of short-term investments available-for-sale securities at December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$4,592	$—	$(2)	$4,590
Corporate debt securities	5,043	—	(3)	5,040
Short-term investments available-for-sale	$9,635	$—	$(5)	$9,630

Short-term investments available-for-sale securities we consider to be temporarily impaired at March 31, 2018 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency securities	4	$3,546	$(3)
Corporate debt securities	7	3,346	(6)
Temporarily impaired securities	11	$6,892	$(9)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three months ended March 31, 2018 and 2017. As of March 31, 2018, all available-for-sale securities had maturity dates within one year.

4.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017.

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

The fair value as of March 31, 2018 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$7,891	$7,891	$—	$—
United States government agency bonds	3,546	—	3,546	—
Corporate bonds	4,738	—	4,738	—
	$16,175	$7,891	$8,284	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements, related notes and the “Risk Factors” included in this quarterly report on Form 10-Q and the audited financial statements, notes thereto as of and for the year ended December 31, 2017 and the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC. Operating results are not necessarily indicative of results that may occur in future periods.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues

Total revenues were $3.1 million during the first quarter ended March 31, 2018, a decrease from $4.5 million for the first quarter ended March 31, 2017.

Development revenues were $1.7 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively.

Commercial revenues were $1.4 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively. The decrease compared to the prior year was primarily attributable to the conclusion of the minimum annual royalties period under the PepsiCo sweet program collaboration, which occurred during the first quarter of 2018.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 72% of total revenues for the three months ended March 31, 2018 and 2017.

Cost of Commercial Revenues

Costs of commercial revenues were $288,000 and $421,000 for the three months ended March 31, 2018 and 2017, respectively. The decrease primarily resulted from lower cost of goods sold resulting from a decrease in direct sales and sales based royalty payments in the 2018 period.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development) were $3.9 million and $4.4 million for the three months ended March 31, 2018 and 2017, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Salaries and personnel	$1,629	$1,717
Facilities and depreciation	854	874
Patents and licensing	455	476
Research and development supplies	321	232
Non-cash stock-based compensation	272	297
Miscellaneous	246	237
Outside services	148	594
	$3,925	$4,427

Salaries and Personnel. Expenses for salaries and personnel decreased $88,000 due to reduced staffing levels in the 2018 period.

Outside Services. Expenses for outside services decreased $446,000 primarily due to decreased activities related to safety studies for sweet taste product candidates in development.

Research and Development Supplies. Expenses research and development supplies increased $89,000 due to increased screening activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $2.7 million for the three months ended March 31, 2018, a decrease of $370,000 from the $3.1 million total for the three months ended March 31, 2017. The decrease from 2017 was primarily due to reduced stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of March 31, 2018, we had received $267.5 million in research and development payments, license fees, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $61.6 million in royalties and commercial payments.

At March 31, 2018, we had $18.1 million in cash, cash equivalents and short-term investments available-for-sale, a increase of $2.2 million compared to $15.9 million at December 31, 2017. This increase is primarily due to the receipt of commercial royalty payments, offset by cash used to fund our operations.

Operating Activities

Operating activities provided cash of $2.0 million and used cash of $4.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by operating activities primarily resulted from an increase in commercial payments received, offset by cash used in operations.

Investing Activities

Investing activities provided cash of $1.9 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by investing activities reflects the timing of maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $266,000 and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in cash provided by financing activities is primarily due the termination of our purchase agreement with Lincoln Park Capital Fund, LLC in November 2017, for which we received gross cash proceeds from the issuance of common stock of $2.1 million during the three months ended March 31, 2017.

As of March 31, 2018, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$17,465	$2,898	$5,866	$5,956	$2,745
License payments	135	129	6	—	—
Total	$17,600	$3,027	$5,872	$5,956	$2,745

As of March 31, 2018, we had no long-term debt obligations.

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

We are entitled to receive $9.0 million in non-refundable research and development payments from our collaborators from March 31, 2018 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of March 31, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Critical Accounting Policies and Estimates

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard related to recognition of revenue from contracts with customers. Under this guidance, we recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the value we expect in exchange for the goods or services. Contracts including performance obligations requiring significant judgement as to timing of recognition of revenues and require us to make estimates comprise of the following:

Sales based royalty payments. In cases where royalty reports from our collaborator is not available at the end of a reporting period, we estimate such royalties earned in the current reporting period based on historical trends, quarterly sales forecasts or some combination thereof, and apply an adjustment to such revenues in the reporting period for which we receive actual sales data, generally one quarter in arrears.

The adoption of the new standard had a material impact on our consolidated financial statements. Refer to Note 2. Revenues of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion).

Other than the adoption of the new revenue recognition accounting standard, there have been no other material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Prior to the filing of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d -15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and our Vice President, Finance concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Vice President, Finance, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Vice President, Finance, does not expect that our disclosure controls will prevent all errors or potential fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following sets forth risk factors associated with our business. The risk factors set forth below with an asterisk (*) next to the title contain changes to the description of the risk factors associated with our business previously disclosed in Item 1A. of our annual report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties that we are unaware of may also become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

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

* Our ability to consummate a strategic transaction that enhances stockholder value is uncertain and our focus on exploring strategic alternatives may yield unintended consequences that adversely affect our business, results of operations, financial condition and stock price.

On March 8, 2018, we announced that our Board of Directors had engaged an advisor to assist us in the pursuit of a range of strategic alternatives.

There can be no assurance that our process to identify and evaluate potential strategic alternatives will result in any definitive offer to acquire our Company or any of our assets, or that the process will lead to us entering into any strategic combination or partnership. Moreover, even if we are able to enter into a definitive agreement for a strategic transaction, there can be no guarantee that the transaction will be consummated or that it would enhance stockholder value.

Furthermore, our focus on exploring strategic alternatives may yield unintended consequences, such as:

●	diversion of management and key employees’ attention that may detract from our ability to increase revenues and minimize costs;

●	our announcement of exploring strategic alternatives may prevent us from retaining existing customers or entering into new collaborative arrangements; and

●

our announcement of exploring strategic alternatives may lead to attrition and employment uncertainty which may cause our existing employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain our key employees is critical to our ability to effectively manage our resources and to consummate a strategic transaction or continue our operations.

Any of the foregoing and other risks related to our pursuit of a range of strategic alternatives may adversely affect our business, results of operations, financial condition and stock price.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Incorporated by reference herein
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	Registration Statement File No. 333-113998
3.2	Amended and Restated Bylaws as currently in effect.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007
4.1	Form of Common Stock Certificate.	Registration Statement File No. 333-113998
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Humphrey, Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of John Poyhonen, Chief Executive Officer, and David Humphrey, Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations and comprehensive loss, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

*     Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: April 26, 2018	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ DAVID HUMPHREY
David Humphrey Vice President, Finance (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)