Form 10-Q
period 2018-06-30
SENOMYX INC
filed 2018-08-02
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Total shares of common stock outstanding as of the close of business on July 26, 2018: 48,338,277

SENOMYX, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

SENOMYX, INC.

CONDENSED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,486	$6,233
Short-term investments available-for-sale	10,173	9,630
Accounts receivable	2,186	7,130
Inventories	1,891	1,579
Other current assets	317	467
Total current assets	19,053	25,039

Property and equipment, net	2,338	2,561
Total assets	$21,391	$27,600

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,816	$4,920
Deferred rent	350	335
Leasehold incentive obligation	219	219
Total current liabilities	4,385	5,474

Deferred rent	1,924	2,229
Leasehold incentive obligation	1,024	1,134

Stockholders’ equity:
Preferred stock, $.001 par value; 7,500,000 shares authorized; no shares issued or outstanding at June 30, 2018 (unaudited) and December 31, 2017	—	—
Common stock, $.001 par value; 120,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 48,338,277 and 47,786,793 shares issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively.	48	48
Additional paid-in capital	299,557	298,242
Accumulated other comprehensive loss	(7)	(5)
Accumulated deficit	(285,540)	(279,522)
Total stockholders’ equity	14,058	18,763
Total liabilities and stockholders’ equity	$21,391	$27,600

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Commercial revenues	$1,554	$2,849	$3,000	$5,469
Development revenues	1,731	2,021	3,393	3,867

Total revenues	3,285	4,870	6,393	9,336

Operating expenses:
Cost of commercial revenues	382	306	670	727
Research, development and patents	4,072	4,232	7,997	8,659
Selling, general and administrative	2,542	3,173	5,238	6,239

Total operating expenses	6,996	7,711	13,905	15,625

Loss from operations	(3,711)	(2,841)	(7,512)	(6,289)

Other income	65	13	109	25

Net loss	(3,646)	(2,828)	(7,403)	(6,264)

Other comprehensive income (loss):
Unrealized gain (loss) on investments	2	—	(2)	1

Comprehensive loss	$(3,644)	$(2,828)	$(7,405)	$(6,263)

Net loss per share, basic and diluted	$(0.08)	$(0.06)	$(0.15)	$(0.13)

Shares used in calculating net loss per share, basic and diluted	48,311,563	47,514,233	48,139,257	46,682,641

See accompanying notes to condensed financial statements.

SENOMYX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(7,403)	$(6,264)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	327	372
Accretion (amortization) of premium on available-for-sale securities	(32)	30
Amortization of leasehold incentive obligation	(110)	(110)
Stock-based compensation for employees and non-employee directors	1,008	1,680
Stock-based compensation for non-employees	11	11
Change in operating assets and liabilities:
Accounts receivable	6,329	2,541
Inventories	(312)	122
Other current assets	184	(36)
Accounts payable, accrued expenses and other current liabilities	(1,104)	(1,012)
Deferred rent	(290)	(283)
Net cash used in operating activities	(1,392)	(2,949)

Investing activities
Purchases of property and equipment	(104)	(339)
Purchases of available-for-sale securities	(6,830)	(3,206)
Maturities of available-for-sale securities	6,300	6,250
Net cash (used in) provided by investing activities	(634)	2,705

Financing activities
Proceeds from issuance of common stock, net of issuance costs	279	2,179
Net cash provided by financing activities	279	2,179

Net change in cash and cash equivalents	(1,747)	1,935
Cash and cash equivalents at beginning of period	6,233	3,587
Cash and cash equivalents at end of period	$4,486	$5,522

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable, accrued expenses and other current liabilities at period end	$—	$73

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

Basis of Presentation

The financial statements at June 30, 2018 and for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information therein. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be reported for the year ending December 31, 2018. For more complete financial information, these financial statements, and the notes thereto, should be read in conjunction with the audited financial statements for the year ended December 31, 2017, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred net losses from operations since inception and have an accumulated deficit of $285.5 million at June 30, 2018. Our ability to transition to profitable operations is dependent upon achieving a level of revenues adequate to support our cost structure through expanding our development and commercial revenues. Cash, cash equivalents, and short-term investments available-for-sale at June 30, 2018 totaled $14.7 million. We have prepared cash flow forecasts which indicate, based on our current cash resources available, that we will have sufficient resources to fund our business for at least the next 12 months from the date of this filing.

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

Accounts Receivable

We extend credit to our customers in the normal course of business based upon an evaluation of the customer’s credit history, financial condition and other factors. Estimates of allowances for uncollectible receivables are determined by evaluating individual customer circumstances, historical payment patterns, length of time past due and other factors. At June 30, 2018 and December 31, 2017, we did not have any allowances for uncollectible receivables.

Inventories

Inventories consist entirely of purchased finished goods. Inventories are valued at lower of cost (on a moving average basis) or net realizable value. We are required to make assumptions regarding the level of reserves required to value items at the lower of cost or net realizable value. We make judgments and estimates regarding excess or obsolete inventory by analyzing forecasted demand, pricing trends, margins, product life cycles, remaining shelf life and expectations of efficacy, as well as qualitative factors given the limited sales history of our products. At June 30, 2018 and December 31, 2017, we had reserves for lower of cost or net realizable value, excess or obsolete inventory of $395,000, respectively.

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

Research, Development and Patents

Research and development costs, including those incurred in relation to our collaboration agreements, are expensed in the period incurred. Research and development costs primarily consist of salaries and related expenses for personnel, facilities and depreciation, research and development supplies, licenses and outside services. Such research and development costs totaled $3.5 million and $3.8 million for the three months ended June 30, 2018 and 2017, respectively, and $7.0 million and $7.8 million for the six months ended June 30, 2018 and 2017.

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. We include all external costs related to the filing of patents related to development in Research, Development and Patents expenses. Such patent-related expenses totaled $0.6 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2018 and 2017.

Stock-Based Compensation

Total stock-based compensation expenses recognized for the three months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research, development and patents	$210	$354	$482	$651
Selling, general and administrative	275	543	537	1,040
Total stock-based compensation expenses	$485	$897	$1,019	$1,691

At June 30, 2018, total unrecognized estimated compensation expenses related to non-vested stock options granted prior to that date was $2.5 million, which is expected to be recognized over a weighted average period of 2.5 years.

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

The following table sets forth the computation of basic and diluted net loss per share for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss (in thousands)	$(3,646)	$(2,828)	$(7,403)	$(6,264)
Denominator:
Weighted average common shares	48,311,563	47,514,233	48,139,257	46,682,641

Basic and diluted net loss per share	$(0.08)	$(0.06)	$(0.15)	$(0.13)

Outstanding antidilutive securities not included in diluted net loss per share calculation:
Options to purchase common stock	10,838,761	11,097,049	10,838,761	11,097,049

Comprehensive Income (Loss)

The Comprehensive Income Topic of the FASB ASC requires that all components of comprehensive income (loss), including net income (loss), be reported in the financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Our accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017 consisted of unrealized losses on investments available-for-sale and is reported in stockholders’ equity.

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

We operate in one business segment, which is the development and commercialization of flavor ingredients. All of our operations are located in the United States. As noted above, prior period amounts have not been adjusted under the modified retrospective method. The following table presents our revenues disaggregated by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Development revenues:
Research and development services	$1,640	$1,917	$3,140	$3,667
Patent and other cost reimbursement payments	91	104	253	200
Total development revenues	1,731	2,021	3,393	3,867

Commercial revenues:
Sales based royalties	835	2,525	1,693	4,436
Direct sales	715	320	1,299	1,025
License fees	4	4	8	8
Total commercial revenues	1,554	2,849	3,000	5,469
Total revenues	$3,285	$4,870	$6,393	$9,336

Timing of revenue recognition:
Services transferred over time	$1,644	$1,921	$3,148	$3,675
Goods and services transferred at a point in time	1,641	2,949	3,245	5,661
Total revenues	$3,285	$4,870	$6,393	$9,336

 Transaction price allocated to remaining performance obligations associated with research and development contracts for the years ended December 31, 2018 and 2019 are detailed as follows (in thousands):

	2018	2019
Revenue expected to be recognized from research and
development services contracts as of June 30, 2018 (1)	$6,000	$4,500

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

3.	Balance Sheet Details

Short-Term Investments Available-for-Sale

The following is a summary of short-term investments available-for-sale securities at June 30, 2018 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$1,001	$—	$(1)	$1,000
Corporate debt securities	6,294	—	(6)	6,288
United States Treasury securities	2,885	—	—	2,885
Short-term investments available-for-sale	$10,180	$—	$(7)	$10,173

The following is a summary of short-term investments available-for-sale securities at December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
United States government agency securities	$4,592	$—	$(2)	$4,590
Corporate debt securities	5,043	—	(3)	5,040
Short-term investments available-for-sale	$9,635	$—	$(5)	$9,630

Short-term investments available-for-sale securities we consider to be temporarily impaired at June 30, 2018 were as follows (in thousands, except for number of investments):

		Less than 12 Months of Temporary Impairment
	Number of investments	Estimated Fair Value	Unrealized Losses
United States government agency securities	1	$1,000	$(1)
Corporate debt securities	9	4,194	(6)
Temporarily impaired securities	10	$5,194	$(7)

We believe that the decline in value of these securities is temporary and primarily related to the change in market interest rates since purchase and that it is more likely than not that we will be able to hold these securities to maturity. Therefore, we anticipate full recovery of their amortized cost basis at maturity.

Gross realized gains and losses on available-for-sale securities were immaterial during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, all available-for-sale securities had maturity dates within one year.

4.	Fair Value Disclosures

The following table presents information about our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. We classify money market funds and United States Treasuries as Level 1 assets.

Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. We obtain the fair value of Level 2 financial instruments from a third-party professional pricing service using quoted market prices for identical or comparable instruments. The professional pricing service gathers market prices from a variety of industry standard data providers, security master files from large financial institutions and other third-party sources. The service uses these multiple prices as inputs into a distribution-curve based algorithm to determine a fair value. We then validate the quoted fair values provided by the professional pricing service by comparing the service’s assessment of the fair values of our Level 2 investment portfolio balance against the fair values of our Level 2 investment portfolio balance provided by our investment managers. We classify United States government agency bonds and corporate bonds as Level 2 assets. There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018 or 2017.

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

The fair value as of June 30, 2018 for assets that have recurring measurements are shown below (in thousands):

		Fair Value Measurement at Reporting Date Using
	Balance as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$3,052	$3,052	$—	$—
United States Treasury securities	2,885	2,885	—	—
Corporate bonds	6,787	—	6,787	—
United States government agency bonds	1,000	—	1,000	—
Financial assets	$13,724	$5,937	$7,787	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

Revenues

Total revenues were $3.3 million during the three months ended June 30, 2018, a decrease from $4.9 million for the three months ended June 30, 2017.

Commercial revenues were $1.6 million and $2.8 million for the three months ended June 30, 2018 and 2017, respectively. The decrease compared to the prior year was primarily attributable to the conclusion during the first quarter of 2018 of the minimum annual royalties period under the PepsiCo sweet program collaboration, partially offset by an increase in direct sales during the 2018 period.

Development revenues were $1.7 million and $2.0 million for the three months ended June 30, 2018 and 2017, respectively. The decrease was primarily due to the December 31, 2017 conclusion of the research funding period under the salt program collaboration.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 67% and 83% of total revenues for the three months ended June 30, 2018 and 2017, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. The increase primarily resulted from higher cost of goods sold resulting from an increase in direct sales.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development and patents) were $4.1 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Salaries and personnel	$1,589	$1,580
Facilities and depreciation	912	871
Patents and licensing	605	528
Outside services	324	461
Research and development supplies	232	258
Non-cash stock-based compensation	210	354
Miscellaneous	200	180
	$4,072	$4,232

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $2.5 million for the three months ended June 30, 2018, a decrease of $631,000 from the $3.2 million total for the three months ended June 30, 2017. The decrease from 2017 was primarily related to stock-based compensation expenses and expenses related to the annual meeting.

Six Months Ended June 30, 2018 and 2017

Revenues

Total revenues were $6.4 million during the six months ended June 30, 2018, a decrease from $9.3 million for the six months ended June 30, 2017.

Commercial revenues were $3.0 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively. The decrease compared to the prior year was primarily attributable to the conclusion during the first quarter of 2018 of the minimum annual royalties period under the PepsiCo sweet program collaboration. This decrease was partially offset by an increase in direct sales in 2018.

Development revenues were $3.4 million and $3.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease was primarily attributable to the December 31, 2017 conclusion of the research funding period under the salt program collaboration.

Revenues under our material collaborations with Firmenich and PepsiCo accounted for approximately 69% and 78% of total revenues for the six months ended June 30, 2018 and 2017, respectively.

Cost of Commercial Revenues

Costs of commercial revenues were $0.7 million for the six months ended June 30, 2018 and 2017.

Research, Development and Patents Expenses

Research, development and patents expenses (including stock-based compensation expenses charged to research and development and patents) were $8.0 million and $8.7 million for the six months ended June 30, 2018 and 2017, respectively. A comparison of research, development and patents expenses by category is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Salaries and personnel	$3,217	$3,297
Facilities and depreciation	1,765	1,744
Patents and licensing	1,061	1,004
Research and development supplies	553	490
Non-cash stock-based compensation	482	651
Outside services	472	1,055
Miscellaneous	447	418
	$7,997	$8,659

Outside Services. Expenses for outside services decreased $583,000 primarily due to decreased activities related to safety studies for sweet taste product candidates in development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (including stock-based compensation expenses charged to selling, general and administrative) were $5.2 million for the six months ended June 30, 2018, a decrease of $1.0 million from the $6.2 million total for the six months ended June 30, 2017. The decrease from 2017 was primarily due to a reduction in stock-based compensation expenses and a reduction in annual meeting expenses in 2018.

Liquidity and Capital Resources

Since our inception, we have financed our business primarily through our product discovery and development collaborations, private and public placements of stock, royalties and commercial payments. As of June 30, 2018, we had received $269.2 million in research and development payments, license fees, cost reimbursements and milestone payments from our collaboration agreements. In addition, we had received $62.6 million in royalties and commercial payments.

At June 30, 2018, we had $14.7 million in cash, cash equivalents and short-term investments available-for-sale, a decrease of $1.2 million compared to $15.9 million at December 31, 2017. This decrease is primarily due to cash used to fund our operations, offset by collection of accounts receivable outstanding as of December 31, 2017.

Operating Activities

Operating activities used cash of $1.4 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash used in operating activities primarily resulted from an increase in commercial payments received, offset by cash used in operations.

Investing Activities

Investing activities used cash of $0.6 million and provided cash of $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by investing activities reflects the timing of purchases and maturities of available-for-sale securities.

Financing Activities

Financing activities provided cash of $0.3 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in cash provided by financing activities is primarily due the termination of our purchase agreement with Lincoln Park Capital Fund, LLC in November 2017, for which we received gross cash proceeds from the issuance of common stock of $2.1 million during the six months ended June 30, 2017.

As of June 30, 2018, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$16,677	$2,905	$5,877	$5,971	$1,924
License payments	77	71	6	—	—
Total	$16,754	$2,976	$5,883	$5,971	$1,924

As of June 30, 2018, we had no long-term debt obligations.

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

We are entitled to receive $7.5 million in non-refundable research and development payments from our collaborators from June 30, 2018 through the remaining life of our current collaboration agreements. This does not include any additional payments we may receive related to the following events:

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose or structured finance entities, which would have been established for the purposes of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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

The adoption of the new standard had a material impact on our consolidated financial statements. Refer to Note 2. Revenues of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

Our ability to consummate a strategic transaction that enhances stockholder value is uncertain and our focus on exploring strategic alternatives may yield unintended consequences that adversely affect our business, results of operations, financial condition and stock price.*

On March 8, 2018, we announced that our Board of Directors had engaged an advisor to assist us in the pursuit of a range of strategic alternatives.

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

We currently expect to rely on outside suppliers for our flavor ingredients to support our direct sales program, including Firmenich as sole supplier of certain sweet flavor ingredients. If Firmenich or other suppliers are unable to supply us with our required amounts of our flavor ingredients on a timely basis, our results of operations may be adversely affected.*

We have agreed to utilize Firmenich as our exclusive manufacturer of certain sweet flavor ingredients, including SR96 and SR69, for our direct sales program that Firmenich has selected to develop under the terms of our collaboration agreement. We have also entered into supply agreements with manufacturers for our savory flavor ingredients and bitter blockers and may enter into additional manufacturing arrangements in the future. Because Firmenich and our other suppliers are third party manufacturers, we have only limited control over the timing and level of their production volumes. If Firmenich or our other suppliers fail to supply us with required amounts of our flavor ingredients under our agreements, we would not be able to meet our customers’ demands unless we were able to utilize alternative sources of supply, which may be more costly and may not even be available on acceptable terms or within an acceptable timeframe. Accordingly, if Firmenich or our other suppliers are unable to supply us with our required amounts of flavor ingredients on a timely basis and with acceptable quality, it may have a material adverse effect on our results of operations.

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

Risks Related To Our Common Stock

The price of our common stock is volatile.*

The market prices for securities of biotechnology companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Since our initial public offering in June 2004, the price of our common stock has ranged from approximately $0.57 per share to approximately $23 per share. The market price of our common stock may fluctuate in response to the factors described in this Risk Factors section, or other factors, some of which are beyond our control, such as:

●	our product discovery, development and commercialization collaborators’ decisions concerning the timing and extent of commercialization of our flavor ingredients;
●	publications, articles or other media concerning our flavor ingredients and/or commercialization efforts;
●	failure of any of our flavor ingredients, if approved, to achieve commercial success;
●	developments concerning our collaboration agreements, including the ability to enter into new agreements;
●	our ability to generate significant revenues from our direct sales program;
●	fluctuations in our operating results;
●	public concern as to the safety of our flavor ingredients or other unfavorable publicity regarding our flavor ingredients or our research methods;
●	developments related to the United States and international regulatory approval of our products;
●	results of safety evaluation of our flavor ingredients;
●	government regulation;
●	the discovery of a product defect or the commencement of a product recall;
●	an allegation of illness or injury relating to our flavor ingredients, whether meritorious or not, or any product liability judgment;
●	developments in patent or other proprietary rights;
●	announcements of technological innovations by us or others;
●	changes in our management, key personnel or members of our Board of Directors;
●	future sales of our common stock by existing stockholders, officers or directors;
●	comments by securities analysts;
●	comments by activist stockholders and
●	general market conditions.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Incorporated by reference herein
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	Registration Statement File No. 333-113998
3.2	Amended and Restated Bylaws as currently in effect.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007
4.1	Form of Common Stock Certificate.	Registration Statement File No. 333-113998
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Humphrey, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of John Poyhonen, Chief Executive Officer, and David Humphrey, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Senomyx, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) condensed balance sheets, (ii) condensed statements of operations and comprehensive loss, (iii) condensed statements of cash flows, and (iv) notes to condensed financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Senomyx, Inc.

Date: August 2, 2018	By:	/S/ JOHN POYHONEN
John Poyhonen President, Chief Executive Officer and Director (on behalf of the registrant and as the registrant’s Principal Executive Officer)

	By:	/S/ DAVID HUMPHREY
David Humphrey Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)