Form 10-K/A
period 2017-12-31
SENOMYX INC
filed 2018-08-15
CIK 1123979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

As of February 27, 2018 there were 47,786,793 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

Senomyx, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018 (the “10-K”). This Amendment is being filed solely to re-file a revised redacted version of Exhibit 10.31 to the 10-K, reflecting changes to the Company’s confidential treatment request with respect to certain portions of such exhibit. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the 10-K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The Financial Statements required by this item were previously submitted in the 10-K.

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or notes thereto included in Item 8 of the 10-K.

3. Exhibits

Exhibit Number	Description of Document	Incorporated by reference herein
3.1	Amended and Restated Certificate of Incorporation as currently in effect.	Registration Statement File No. 333-113998
3.2	Amended and Restated Bylaws as currently in effect.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2007
4.1	Form of Common Stock Certificate.	Registration Statement File No. 333-113998
10.1+	Form of Indemnity Agreement.	Registration Statement File No. 333-113998
10.2+	1999 Equity Incentive Plan and Form of Stock Option Agreement thereunder.	Registration Statement File No. 333-113998
10.3+	Amended and Restated 2004 Equity Incentive Plan and Form of Employee and Consultant Stock Option Agreement thereunder.	Registration Statement File No. 333-113998
10.4+	Form of Non-Employee Director Stock Option Agreement under the 2004 Equity Incentive Plan.	Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2009
10.5+	2013 Equity Incentive Plan.	Registration Statement File No. 333-193306
10.6+	Form of Employee Stock Option Agreement under the 2013 Equity Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2013
10.7+	Form of Non-Employee Director Stock Option Agreement under the 2013 Equity Incentive Plan.	Annual Report on Form 10-K for the year ended December 31, 2013
10.8+	2004 Employee Stock Purchase Plan and Form of Offering Document thereunder.	Registration Statement File No. 333-113998
10.9+	Amendment No. 1 to Senomyx, Inc. 2004 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10.10+	Senomyx, Inc. 2017 Executive Bonus Plan.	Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017
10.11+	Non-Employee Director Compensation Policy effective January 1, 2015.	Annual Report on Form 10-K for the year ended December 31, 2015
10.12+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and Kent Snyder.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.13+	Letter agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.14+	Second Amendment to Change in Control Agreement dated September 20, 2013 between Senomyx, Inc. and John Poyhonen.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2013
10.15+	Employment letter agreement dated March 14, 2006 between Senomyx, Inc. and Sharon Wicker.	Annual Report on Form 10-K for the year ended December 31, 2006
10.16+	First Amendment to Employment Agreement dated March 14, 2006, as amended effective December 31, 2008, between Senomyx, Inc. and Sharon Wicker.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008

10.17+	Employment letter agreement dated February 20, 2002 between Senomyx, Inc. and Antony E. Rogers.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009
10.18+	Employment letter agreement dated May 9, 2014 between Senomyx, Inc. and Catherine C. Lee.	Annual Report on Form 10-K for the year ended December 31, 2016
10.19+	First Amendment to Employment Agreement dated May 9, 2014, as amended February 19, 2016, between Senomyx, Inc. and Catherine C. Lee.	Annual Report on Form 10-K for the year ended December 31, 2016
10.20+	Form of Amended and Restated Change in Control Agreement.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2008
10.21*	Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.	Annual Report on Form 10-K for the year ended December 31, 2005

10.22	First Amendment dated February 19, 2015 to Lease Agreement dated January 12, 2006 between ARE-NEXUS CENTRE II, LLC and Senomyx, Inc.	Annual Report on Form 10-K for the year ended December 31, 2015
10.23	Subordination, Non-Disturbance and Attornment Agreement dated October 23, 2009 by and between Pacific Life Insurance Co., Senomyx, Inc. and ARE-Nexus Centre II, LLC.	Annual Report on Form 10-K for the year ended December 31, 2009
10.24*	License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.	Annual Report on Form 10-K for the year ended December 31, 2006
10.25*	First Amendment dated February 7, 2007 to the License Agreement dated October 11, 2006 between Senomyx, Inc. and The Regents of the University of California.	Quarterly Report on Form 10-Q for the quarter ended March 31, 2007
10.26*	Second Amendment dated November 20, 2009 to the License Agreement between Senomyx, Inc. and The Regents of the University of California dated October 11, 2006.	Annual Report on Form 10-K for the year ended December 31, 2009
10.27*	Collaborative Research, Development, Commercialization and License Agreement dated August 16, 2010 between Senomyx, Inc. and PepsiCo, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010
10.28*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated September 30, 2016 between Senomyx, Inc. and PepsiCo, Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 2016
10.29*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated April 9, 2013 between Senomyx, Inc. and Firmenich SA.	Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
10.30	Purchase Agreement, dated as of December 21, 2016, by and between Senomyx, Inc. and Lincoln Park Capital Fund, LLC.	Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2016
10.31*	Amended and Restated Collaborative Research, Development, Commercialization and License Agreement dated February 7, 2018 between Senomyx, Inc. and Firmenich SA.
23.1	Consent of Independent Registered Public Accounting Firm.	Annual Report on Form 10-K for the year ended December 31, 2017
24.1	Power of Attorney. Reference is made to the signature page.	Annual Report on Form 10-K for the year ended December 31, 2017
31.1	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Annual Report on Form 10-K for the year ended December 31, 2017
31.2	Certification of Dave Humphrey, Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Annual Report on Form 10-K for the year ended December 31, 2017
31.3	Certification of John Poyhonen, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Dave Humphrey, Vice President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John Poyhonen, Chief Executive Officer, and Dave Humphrey, Vice President, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Annual Report on Form 10-K for the year ended December 31, 2017
101

The following financial statements from the Senomyx, Inc. Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) balance sheets, (ii) statements of operations, (iii) statements of stockholders’ equity, (iv) statements of cash flows, and (v) notes to financial statements (tagged as blocks of text).

Annual Report on Form 10-K for the year ended December 31, 2017

+	Indicates management contract or compensatory plan.

*	Confidential treatment has been granted or requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

 (b) Exhibits

See Item 15(a) above.

(c) Financial Statement Schedules

See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Senomyx, Inc.
	By:	/S/ JOHN POYHONEN
John Poyhonen
President, Chief Executive Officer and Director

Dated: August 15, 2018